Form 10-Q
period 2014-09-30
Antero Midstream Partners LP
filed 2014-12-09
CIK 1598968

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number: 001-36719

ANTERO MIDSTREAM PARTNERS LP

(Exact name of registrant as specified in its charter)

Delaware	46-4109058
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1615 Wynkoop Street Denver, Colorado	80202
(Address of principal executive offices)	(Zip Code)

(303) 357-7310

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☐ Yes  ☒ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  ☐ Yes  ☒ No

As of November 30 2014, there were 75,940,957  common units and 75,940,957 subordinated units outstanding.

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q includes the results of operations of Antero Resources Corporation’s (“Antero”) gathering and compression assets and related operations on a carve-out basis, the predecessor for accounting purposes of Antero Midstream Partners LP (the “Partnership”). The Partnership was originally formed as Antero Resources Midstream LLC and converted into a limited partnership in connection with the completion of the Partnership’s initial public offering (the “IPO”) of common units representing limited partner interests in the Partnership on November 10, 2014.

In connection with the completion of the IPO, Antero contributed its gathering and compression assets to the Partnership.  The effects of the IPO are not included in the accompanying financial statements.  The results of the Predecessor for the three and nine months ended September 30, 2013 and 2014 are not indicative of the results the Partnership expects over the next twelve months.  The Partnership’s common units are listed on the New York Stock Exchange under the symbol “AM.”

References in this report to “Predecessor,” “we,” “our,” “us” or like terms, when referring to periods prior to November 10, 2014, refer to Antero’s gathering and compression assets, our predecessor for accounting purposes.  References to “the Partnership,” “we,” “our,” “us” or like terms, when referring to periods since November 10, 2014 or when used in the present tense or prospectively, refer to Antero Midstream Partners LP.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Some of the information in this report may contain forward-looking statements. Forward-looking statements give our current expectations, contain projections of results of operations or of financial condition, or forecasts of future events. Words such as “may,” “assume,” “forecast,” “position,” “predict,” “strategy,” “expect,” “intend,” “plan,” “estimate,” “anticipate,” “believe,” “project,” “budget,” “potential,” or “continue,” and similar expressions are used to identify forward-looking statements. They can be affected by assumptions used or by known or unknown risks or uncertainties. Consequently, no forward-looking statements can be guaranteed. When considering these forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this report. Actual results may vary materially. You are cautioned not to place undue reliance on any forward-looking statements. You should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties. Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements include:

•	Antero’s inability to meet its drilling and development plan;
•	business strategy;
•	realized natural gas, natural gas liquids (“NGLs”) and oil prices;
•	competition and government regulations;
•	actions taken by third-party producers, operators, processors and transporters;
•	pending legal or environmental matters;
•	costs of conducting our gathering and compression operations;
•	general economic conditions;
•	credit markets;
•	operating hazards, natural disasters, weather-related delays, casualty losses and other matters beyond our control;
•	uncertainty regarding our future operating results; and
•	plans, objectives, expectations and intentions contained in this report that are not historical.

We caution you that these forward-looking statements are subject to all of the risks and uncertainties, most of which are difficult to predict and many of which are beyond our control, incident to the gathering and compression business. These risks include, but are not limited to, commodity price volatility, inflation, environmental risks, drilling and completion and other operating risks, regulatory changes, the uncertainty inherent in projecting future rates of production, cash flow and access to capital, the timing of development expenditures, and the other risks described under “Risk Factors” in this report.

Should one or more of the risks or uncertainties described in this report occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements.

All forward-looking statements, expressed or implied, included in this report are expressly qualified in their entirety by this cautionary statement. This cautionary statement should also be considered in connection with any subsequent written or oral forward-looking statements that we or persons acting on our behalf may issue.

Except as otherwise required by applicable law, we disclaim any duty to update any forward-looking statements, all of which are expressly qualified by the statements in this section, to reflect events or circumstances after the date of this report.

PART I—FINANCIAL INFORMATION

Item 1.Predecessor Financial Statements

ANTERO MIDSTREAM PARTNERS LP PREDECESSOR

Condensed Balance Sheets

December 31, 2013 and September 30, 2014

(In thousands)

	2013	2014
		(unaudited)
Current assets:
Cash and cash equivalents	$—	$—
Accounts receivable–affiliate	3,032	8,754
Construction reimbursement receivable	—	18,100
Prepaid	—	16
Total current assets	3,032	26,870
Property and equipment:
Gathering and compressions systems	580,800	1,064,875
Less accumulated depreciation	(14,324)	(39,311)
Property and equipment, net	566,476	1,025,564
Other assets, net	8,581	18,839
Total assets	$578,089	$1,071,273
Current liabilities:
Accounts payable	$5,804	$12,646
Accrued capital expenditures	33,343	101,287
Accrued liabilities	648	2,163
Capital leases–short-term	910	997
Total current liabilities	40,705	117,093
Long-term liabilities:
Long-term debt	—	407,134
Capital leases–long-term	4,864	4,673
Total liabilities	45,569	528,900
Total net equity-parent net investment:	532,520	542,373
Total liabilities and equity	$578,089	$1,071,273

See accompanying notes to condensed financial statements.

ANTERO MIDSTREAM PARTNERS LP PREDECESSOR

Condensed Statements of Operations and Comprehensive Income

Three Months Ended September 30, 2013 and 2014

(Unaudited)

(In thousands)

	Three months ended
	September 30,
	2013	2014

Revenue–affiliate	$7,138	$26,282
Operating expenses:
Direct operating	575	3,525
General and administrative (including $1,562 of stock compensation in 2014)	1,581	5,518
Depreciation	3,570	10,227
Total operating expenses	5,726	19,270
Operating income	1,412	7,012
Interest expense	43	1,933
Net income and comprehensive income	$1,369	$5,079

See accompanying notes to condensed financial statements.

ANTERO MIDSTREAM PARTNERS LP PREDECESSOR

Condensed Statements of Operations and Comprehensive Income

Nine Months Ended September 30, 2013 and 2014

(Unaudited)

(In thousands)

	Nine months ended
	September 30,
	2013	2014

Revenue–affiliate	$12,630	$54,978
Operating expenses:
Direct operating	1,269	6,661
General and administrative (including $5,365 of stock compensation in 2014)	5,045	15,075
Depreciation	6,696	24,991
Total operating expenses	13,010	46,727
Operating income (loss)	(380)	8,251
Interest expense	106	3,133
Net income (loss) and comprehensive income (loss)	$(486)	$5,118

See accompanying notes to condensed financial statements.

ANTERO MIDSTREAM PARTNERS LP PREDECESSOR

Condensed Statements of Equity

Nine Months Ended September 30, 2014

(Unaudited)

(In thousands)

Total Net Equity-Parent Net Investment
Balance at December 31, 2013	$532,520
Net income and comprehensive income	5,118
Deemed distribution to parent, net	(630)
Stock compensation	5,365
Balance at September 30, 2014	$542,373

See accompanying notes to condensed financial statements.

ANTERO MIDSTREAM PARTNERS LP PREDECESSOR

Condensed Statements of Cash Flows

Nine Months Ended September 30, 2013 and 2014

(Unaudited)

(In thousands)

	September 30,
	2013	2014

Cash flows provided by operating activities:
Net income (loss)	$(486)	$5,118
Adjustment to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	6,696	24,991
Stock compensation	—	5,365
Changes in assets and liabilities:
Accounts receivable–affiliate	(1,875)	(5,722)
Prepaid expenses	—	(16)
Accounts payable	—	643
Accrued liabilities	388	801
Net cash provided by operating activities	4,723	31,180
Cash flows used in investing activities:
Additions to property and equipment	(244,478)	(428,036)
Change in other assets	(15,948)	(6,761)
Net cash used in investing activities	(260,426)	(434,797)
Cash flows provided by financing activities:
Deemed contribution from (distribution to) parent, net	250,102	(630)
Borrowings on bank credit facility	—	407,134
Borrowings on capital leases	6,129	724
Payments on capital lease obligations	(528)	(830)
Payments for IPO related costs	—	(2,781)
Net cash provided by financing activities	255,703	403,617
Net decrease in cash and cash equivalents	—	—
Cash and cash equivalents, beginning of period	—	—
Cash and cash equivalents, end of period	$—	$—
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$106	$2,664
Supplemental disclosure of noncash investing activities:
Increase in accrued capital expenditures and accounts payable for property and equipment	$36,915	$74,143

See accompanying notes to condensed financial statements.

ANTERO MIDSTREAM PARTNERS LP PREDECESSOR

Notes to Condensed Predecessor Financial Statements

(1)Organization

(a)Organization

Antero Midstream Partners LP (the “Partnership”) is a growth-oriented limited partnership formed by Antero Resources Corporation (“Antero”) to own, operate and develop midstream assets to service Antero’s natural gas and oil and condensate production.  On November 10, 2014, the Partnership completed its initial public offering (the “IPO”) of 46,000,000 common units representing limited partnership interests at a price of $25.00 per common unit.  The Partnership was originally formed as Antero Resources Midstream LLC and converted to a limited partnership in connection with the completion of the IPO.  At the closing of the IPO, Antero contributed its gathering and compression assets to Antero Midstream LLC (“Midstream Operating”), and the ownership of Midstream Operating was contributed to the Partnership.

The public currently owns 30.3% of the 151,881,914 outstanding common and subordinated units, and Antero and its affiliates currently own the remaining 69.7% of the limited partner interests in the Partnership.

Net proceeds received by the Partnership from the offering were approximately $1.1 billion, after deducting underwriting discounts, structuring fees and expenses.  The Partnership used $843 million to repay indebtedness assumed from Antero and to reimburse Antero for certain capital expenditures incurred, including to redeem 6,000,000 common units held by Antero. The Partnership retained $250 million of the net proceeds for general partnership purposes. The effects of the IPO are not included in the accompanying financial statements.

(b) Description of the Business

Our assets represent substantially all of Antero’s high and low pressure gathering and compression assets and consist of 8‑, 12‑, 16‑, and 20‑inch gathering pipelines and compressor stations that collect natural gas and oil and condensate from Antero’s wells in the Marcellus Shale in West Virginia and the Utica Shale in Ohio.

(2)Summary of Significant Accounting Policies

(a) Basis of Presentation

References in these financial statements to “Predecessor,” “we,” “our,” “us” or like terms, when referring to periods prior to November 10, 2014, refer to Antero’s gathering and compression assets, our predecessor for accounting purposes.  References to “the Partnership,” “we,” “our,” “us” or like terms, when referring to periods since November 10, 2014 or when used in the present tense or prospectively, refer to Antero Midstream Partners LP. The accompanying financial statements represent the assets, liabilities, and results of operations of Antero’s gathering and compression assets as the accounting predecessor (the “Predecessor”) to the Partnership, presented on a carve-out basis of Antero’s historical ownership of the Predecessor assets. The Predecessor financial statements have been prepared from the separate records maintained by Antero and may not necessarily be indicative of the actual results of operations that might have occurred if the Predecessor had been operated separately during the periods reported. Because a direct ownership relationship did not exist among the businesses comprising the Predecessor, the net investment in the Predecessor is shown as parent net equity, in lieu of owner’s equity, in the financial statements.

Our costs of doing business incurred by Antero on our behalf have been reflected in the accompanying financial statements. These costs include general and administrative expenses allocated by Antero to the Predecessor in exchange for:

•	business services, such as payroll, accounts payable and facilities management;
•	corporate services, such as finance and accounting, legal, human resources, investor relations and public and regulatory policy; and

ANTERO MIDSTREAM PARTNERS LP PREDECESSOR

Notes to Condensed Predecessor Financial Statements

•	employee compensation, including stock‑based compensation.

Transactions between us and Antero have been identified in the financial statements as transactions between affiliates (see Note 3).

The accompanying unaudited financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, these statements include all adjustments (consisting of only normal recurring accruals, unless otherwise disclosed in this Quarterly Report on Form 10-Q) necessary for a fair presentation of the financial position of the Predecessor as of December 31, 2013 and September 30, 2014, the results of its operations for the three and nine months ended September 30, 2013 and 2014 and its cash flows for the nine months ended September 30, 2013 and 2014. The balance sheet at December 31, 2013 has been derived from the audited financial statements at that date. For further information, refer to the Predecessor historical audited financial statements and footnotes thereto included in the Partnership’s prospectus dated November 4, 2014 and filed with the SEC on November 5, 2014 pursuant to Rule 424(b)(4) of the Securities Act of 1933, as amended (the Prospectus) as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained therein.

As of the date these financial statements were filed with the SEC, the Partnership completed its evaluation of potential subsequent events for disclosure and no items requiring disclosure were identified, except the new revolving credit facility as described in Note 4—Long Term Debt, the closing of the IPO as described in Note 1—Organization, and the issuance of common units under the Antero Midstream Partners LP Long-Term Incentive Plan (“Midstream LTIP”) as described in Note 2—Summary of Significant Accounting Policies.

(b)Revenue Recognition

We provide gathering and compression services under fee‑based contracts based on throughput. Under these arrangements, we receive a fee or fees for gathering oil and gas products and compression services. The revenue we earn from these arrangements is directly related to (1) in the case of gathering and compression, the volumes of metered natural gas that we gather, compress and deliver to natural gas compression sites or other transmission delivery points or (2) in the case of oil and condensate gathering, the volumes of metered oil and condensate that we gather and deliver to other transmission delivery points. We recognize revenue when all of the following criteria are met: (1) services have been rendered, (2) the prices are fixed or determinable, and (3) collectability is reasonable assured.

(c)Use of Estimates

The preparation of the financial statements and notes in conformity with GAAP requires that management formulate estimates and assumptions that affect revenues, expenses, assets, liabilities and the disclosure of contingent assets and liabilities. Items subject to estimates and assumptions include the useful lives of property and equipment, valuation of accrued liabilities, and obligations related to employee benefits, among others. Although management believes these estimates are reasonable, actual results could differ from these estimates.

(d)Cash and Cash Equivalents

The Predecessor’s operations were funded by Antero and managed under Antero’s cash management program. Consequently, the accompanying balance sheets do not include any cash balances. See Note 3—Transactions with Affiliates. Net amounts funded by Antero are reflected as net contributions from or distributions to parent on the accompanying Statements of Equity and Cash Flows.

ANTERO MIDSTREAM PARTNERS LP PREDECESSOR

Notes to Condensed Predecessor Financial Statements

(e)Property and Equipment

Property and equipment primarily consists of gathering pipelines and compressor stations and are stated at the lower of historical cost less accumulated depreciation, or fair value, if impaired. We capitalize construction‑related direct labor and material costs. Maintenance and repair costs are expensed as incurred.

Depreciation is computed over the asset’s estimated useful life using the straight‑line method, based on estimated useful lives and salvage values of assets. Gathering pipelines and compressor stations are depreciated over a 20 year useful life. The depreciation of fixed assets recorded under capital lease agreements is included in depreciation expense. Uncertainties that may impact these estimates include, among others, changes in laws and regulations relating to environmental matters, including air and water quality, restoration and abandonment requirements, economic conditions and supply and demand in the area. When assets are placed into service, management makes estimates with respect to useful lives and salvage values that management believes are reasonable. However, subsequent events could cause a change in estimates, thereby impacting future depreciation amounts.

Property and equipment included assets under construction of $210.7 million and $296.4 million at December 31, 2013 and September 30, 2014, respectively.

(f)Impairment of Long‑Lived Assets

We evaluate the ability to recover the carrying amount of long‑lived assets and determine whether such long‑lived assets have been impaired. Impairment exists when the carrying amount of an asset exceeds estimates of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. When alternative courses of action to recover the carrying amount of a long‑lived asset are under consideration, estimates of future undiscounted cash flows take into account possible outcomes and probabilities of their occurrence. If the carrying amount of the long‑lived asset is not recoverable, based on the estimated future undiscounted cash flows, the impairment loss is measured as the excess of the asset’s carrying amount over its estimated fair value, such that the asset’s carrying amount is adjusted to its estimated fair value with an offsetting charge to impairment expense.

Fair value represents the estimated price between market participants to sell an asset in the principal or most advantageous market for the asset, based on assumptions a market participant would make. When warranted, management assesses the fair value of long‑lived assets using commonly accepted techniques and may use more than one source in making such assessments. Sources used to determine fair value include, but are not limited to, recent third party comparable sales, internally developed discounted cash flow analyses and analyses from outside advisors. Significant changes, such as changes in contract rates or terms, the condition of an asset, or management’s intent to utilize the asset, generally require management to reassess the cash flows related to long‑lived assets. A reduction of carrying value of fixed assets would represent a Level 3 fair value measure under U.S. GAAP. No impairments for such assets have been recorded through September 30, 2014.

(g)Asset Retirement Obligations

We recognize a liability based on the estimated costs of retiring tangible long‑lived assets. The liability is recognized at the fair value measured using discounted expected future cash outflows of the asset retirement obligation when the obligation originates, which generally is when an asset is acquired or constructed. The carrying amount of the associated asset is increased commensurate with the liability recognized. The initial recognition of asset retirement obligations represents a Level 3 fair value measure under U.S. GAAP. Accretion expense is recognized over time as the discounted liability is accreted to its expected settlement value. Subsequent to the initial recognition, the liability is also adjusted for any changes in the expected value of the retirement obligation (with a corresponding adjustment to property and equipment) until the obligation is settled. If the fair value of the estimated asset retirement obligation changes, an adjustment is recorded for both the asset retirement obligation and the associated asset carrying amount. Revisions in estimated asset retirement obligations may result from changes in estimated inflation rates, discount rates, retirement costs and the estimated timing of settling asset retirement obligations.

ANTERO MIDSTREAM PARTNERS LP PREDECESSOR

Notes to Condensed Predecessor Financial Statements

We may be obligated by regulatory or other requirements to remove certain facilities or perform other remediation upon retirement of gathering pipelines and compressor stations. However, we are not able to reasonably determine the fair value of such asset retirement obligation since future dismantlement and removal dates are indeterminate. We cannot reasonably predict when production from existing reserves of the fields in which we operate will cease. In the absence of such information, we are not able to make a reasonable estimate of when future dismantlement and removal dates will occur and therefore have not recorded asset retirement obligations at December 31, 2013 or September 30, 2014.

(h)Litigation and Other Contingencies

An accrual is recorded for a loss contingency when its occurrence is probable and damages can be reasonably estimated based on the anticipated most likely outcome or the minimum amount within a range of possible outcomes. We regularly review contingencies to determine the adequacy of our accruals and related disclosures. The amount of ultimate loss may differ from these estimates.

We accrue losses associated with environmental obligations when such losses are probable and can be reasonably estimated. Accruals for estimated environmental losses are recognized no later than at the time the remediation feasibility study, or the evaluation of response options, is complete. These accruals are adjusted as additional information becomes available or as circumstances change. Future environmental expenditures are not discounted to their present value. Recoveries of environmental costs from other parties are recorded separately as assets at their undiscounted value when receipt of such recoveries is probable.

We have not recorded any accruals for loss contingencies or environmental obligations at December 31, 2013 and September 30, 2014.

(i)Stock‑Based Compensation

Our financial statements reflect various stock‑based compensation awards by Antero. These awards include profits interests awards, restricted stock and stock options. For purposes of these financial statements, the Predecessor recognized as expense in each period the required allocation from Antero, with the offset included in net parent equity. See Note 3—Transactions with Affiliates.

In connection with the IPO, our general partner adopted the Midstream LTIP, pursuant to which non‑employee directors of our general partner and certain officers, employees and consultants of our general partner and its affiliates are eligible to receive awards. An aggregate of 10,000,000 common units may be delivered pursuant to awards under the Midstream LTIP, subject to customary adjustments. On November 12, 2014, the Partnership granted approximately 20,000 restricted units and 2,361,440 phantom units under the Midstream LTIP.

(j)Income Taxes

Our financial statements do not include income tax allocation as we will be treated as a partnership for federal and state income tax purposes, with each partner being separately taxed on its share of the taxable income.

(k)Fair Value Measures

The Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosures, clarifies the definition of fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This guidance also relates to all nonfinancial assets and liabilities that are not recognized or disclosed on a recurring basis (e.g., the initial recognition of asset retirement obligations and impairments of long‑lived assets). The fair value is the price that we estimate would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A fair value hierarchy is used to prioritize input to valuation techniques used to estimate fair value. An asset or liability subject to the fair value requirements is categorized within

ANTERO MIDSTREAM PARTNERS LP PREDECESSOR

Notes to Condensed Predecessor Financial Statements

the hierarchy based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The highest priority (Level 1) is given to unadjusted quoted market prices in active markets for identical assets or liabilities, and the lowest priority (Level 3) is given to unobservable inputs. Level 2 inputs are data, other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

The carrying values on our balance sheet of our cash and cash equivalents, accounts receivable—affiliate, construction reimbursement receivable, prepaid expenses, other assets, accounts payable, accrued liabilities and accrued capital expenditures approximate fair values due to their short maturities. The carrying value of the bank credit facility at September 30, 2014 approximated fair value because the variable interest rates are reflective of current market conditions.

(l) Reclassifications

Certain reclassifications have been made to prior periods’ financial information related to direct operating expenses to conform to our current period presentation. These reclassifications did not have an impact on net income for the period previously reported.

(3)Transactions with Affiliates

(a)Revenues

All revenues during the three and nine months ended September 30, 2013 and 2014 were earned from Antero.

(b)Accounts Payable, Accrued Expenses and Accrued Capital Expenditures

All accounts payable, accrued liabilities and accrued capital expenditures balances are due to unaffiliated parties. All operating and capital expenditures were funded through capital contributions from our parent and borrowings under our credit facility. These balances are managed and paid under Antero’s cash management program.

(c)Allocation of Costs

The employees supporting our operations are employees of Antero. Direct operating expenses related to employees who support our operations are included in direct operating expense based on actual costs. Direct operating expense includes direct labor expenses from Antero of $0.5 million and $1.1 million for the three and nine months ended September 30, 2014, respectively. General and administrative expense allocated to the Predecessor was $1.6 million and $5.5 million during the three months ended September 30, 2013 and 2014, respectively, and $5.0 million and $15.1 million during the nine months ended September 30, 2013 and 2014, respectively. Our financial statements include direct charges for operations of our assets and costs allocated by Antero. These costs are reimbursed and relate to: (i) various business services, including payroll processing, accounts payable processing and facilities management, (ii) various corporate services, including legal, accounting, treasury, information technology and human resources and (iii) compensation, including stock‑based compensation. These expenses were charged or allocated to us based on the nature of the expenses and are allocated based on a combination of our proportionate share of Antero’s gross property and equipment, capital expenditures and direct labor costs, as applicable.

Our general and administrative expenses include equity-based compensation costs allocated by Antero to us for grants made pursuant to the Antero Resources Corporation Long‑Term Incentive Plan (the “Plan”) as well as profits interests awards made in connection with the Antero reorganization pursuant to its initial public offering of common stock, which closed on October 16, 2013. Stock‑based compensation expense allocated to the Predecessor was $1.6 million and $5.4 million for the three and nine months ended September 30, 2014, respectively. These expenses were allocated to us based on our proportionate share of Antero’s direct labor costs.  We will be allocated a portion of approximately $112.7 million of unrecognized stock- based compensation expense related to the Plan as of September 30, 2014, and approximately $53.0 million of unrecognized stock-

ANTERO MIDSTREAM PARTNERS LP PREDECESSOR

Notes to Condensed Predecessor Financial Statements

based compensation expense related to profits interest awards as of September 30, 2014, that will be recognized by Antero over the remaining service periods of the awards.

(4)Long‑term Debt

As of September 30, 2014, long-term debt represented amounts outstanding under a credit facility agreement between Midstream Operating, then a wholly owned subsidiary of Antero and now a wholly owned subsidiary of the Partnership, and the lenders under Antero’s credit facility that were incurred for the acquisition of the Predecessor’s gathering and compression assets (the “midstream credit facility”).  The facilities were ratably secured by mortgages on substantially all of Antero’s and Midstream Operating’s properties and guarantees from Antero and its restricted subsidiaries.   Commitments under this facility were allocated from the borrowing base and commitment levels under the Antero facility.  Interest on the facility was payable at a variable rate based on LIBOR plus a margin ranging from 1.50% to 2.50% or the prime rate plus a margin ranging from 0.50% to 1.50%, based on an election at the time of borrowing and on the borrowing base usage.  Commitment fees on the unused portion of the credit facility were due quarterly at rates from 0.375% to 0.50% of the unused facility.  At September 30, 2014, the outstanding balance of $407.1 million had a weighted average interest rate of 2.19%.

On November 7, 2014, Midstream Operating amended this credit facility to provide for an increase in the commitments thereunder to $600 million.  On November 10, 2014, in connection with the completion of the IPO, this facility was terminated and the outstanding balance of $510 million that related to gathering and compression assets was repaid out of the proceeds of the IPO.

On November 10, 2014, in connection with the closing of the IPO, the Partnership entered into a new revolving credit facility (the “New Revolving Credit Facility”) among the Partnership, certain lenders party thereto, Wells Fargo Bank, National Association, as administrative agent, letter of credit issuer and swing line lender and 16 other financial institutions thereto. The New Revolving Credit Facility provides for lender commitments of $1.0 billion and for a letter of credit sublimit of $150 million. The credit facility will mature on November 10, 2019.

Principal amounts borrowed are payable on the maturity date with such borrowings bearing interest that is payable quarterly. The Partnership has a choice of borrowing in Eurodollars or at the base rate. Eurodollar loans bear interest at a rate per annum equal to the LIBOR Rate administered by the Intercontinental Exchange (“ICE”) Benchmark Administration for one, two, three, six or twelve months plus an applicable margin ranging from 150 to 225 basis points, depending on the leverage ratio then in effect. Base rate loans bear interest at a rate per annum equal to the greatest of (i) the agent bank’s reference rate, (ii) the federal funds effective rate plus 50 basis points and (iii) the rate for one month Eurodollar loans plus 100 basis points, plus an applicable margin ranging from 50 to 125 basis points, depending on the leverage ratio then in effect.

The New Revolving Credit Facility is secured by mortgages on substantially all of the Partnership’s and its restricted subsidiaries’ properties and guarantees from its restricted subsidiaries. Interest is payable at a variable rate based on or the prime rate based on the Partnership’s election at the time of borrowing. The New Revolving Credit Facility contains restrictive covenants that may limit the Partnership’s ability to, among other things:

•                  incur additional indebtedness;

•                  sell assets;

•                  make loans to others;

•                  make investments;

•                  enter into mergers;

ANTERO MIDSTREAM PARTNERS LP PREDECESSOR

Notes to Condensed Predecessor Financial Statements

•                  make certain restricted payments;

•                  incur liens; and

•                  engage in certain other transactions without the prior consent of the lenders.

Borrowings under the New Revolving Credit Facility also require the Partnership to maintain the following financial ratios:

•                  an interest coverage ratio, which is the ratio of the Partnership’s consolidated EBITDA to its consolidated current interest charges of at least 2.5 to 1.0 at the end of each fiscal quarter; provided that upon obtaining investment grade rating, the borrower may elect not to be subject to such ratio;

•                  a consolidated total leverage ratio, which is the ratio of consolidated debt to consolidated EBITDA, of not more than 5.0 to 1.0; provided that after electing to issue high yield notes, the consolidated total leverage ratio will not be more than 5.25 to 1.0, or, following the election of the borrower for two fiscal quarters after a material acquisition, 5.50 to 1.0; and

•                  if the Partnership elects to issue high yield notes, a consolidated senior secured leverage ratio, which is the ratio of consolidated senior secured debt to consolidated EBITDA, of not more than 3.75 to 1.0.

(5)Capital Leases

The Predecessor was obligated under capital leases covering compressor stations that expire at various dates over the next seven years. In connection with the IPO, assets under the leases were transferred to the Partnership debt free and these obligations were retained by Antero and are not obligations of the Partnership. At December 31, 2013 and September 30, 2014, the gross amount of property and equipment and related accumulated amortization recorded under capital leases were as follows (in thousands):

	December 31, 2013	September 30, 2014
Compressor stations	$6,557	$6,921
Less accumulated amortization	(309)	(568)
Total	$6,248	$6,353

Amortization of assets held under capital leases is included in depreciation expense.

Future minimum capital lease payments as of September 30, 2014 are shown in the following table (in thousands):
2014	$303
2015	1,215
2016	1,208
2017	1,181
2018	1,102
Thereafter	1,086
Total minimum lease payments	6,095
Less amount representing interest (at rates ranging from 2.5% to 6.6%)	(425)
Present value of net minimum capital lease payments	$5,670

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this report. The information provided below supplements, but does not form part of, our financial statements. This discussion contains forward‑looking statements that are based on the views and beliefs of our management, as well as assumptions and estimates made by our management. Actual results could differ materially from such forward‑looking statements as a result of various risk factors, including those that may not be in the control of management. For further information on items that could impact our future operating performance or financial condition, please read see “Item 1A. Risk Factors.” and the section entitled “Cautionary Statement Regarding Forward‑Looking Statements.” We do not undertake any obligation to publicly update any forward-looking statements except as otherwise required by applicable law. For more information please refer to the prospectus dated November 4, 2014 and filed with the SEC on November 5, 2014.

References in this report to “Predecessor,” “we,” “our,” “us” or like terms, when referring to periods prior to November 10, 2014, refer to Antero’s gathering and compression assets, our predecessor for accounting purposes.  References to “the Partnership,” “we,” “our,” “us” or like terms, when referring to periods since November 10, 2014 or when used in the present tense or prospectively, refer to Antero Midstream Partners LP.

Overview

We are a growth‑oriented limited partnership formed by Antero Resources Corporation (“Antero”) to own, operate and develop midstream assets to service Antero’s rapidly increasing production. Our assets consist of gathering pipelines and compressor stations, through which we provide midstream services to Antero under long‑term, fixed‑fee contracts. Our assets are located in the rapidly developing liquids‑rich southwestern core of the Marcellus Shale in northwest West Virginia and liquids‑rich core of the Utica Shale in southern Ohio, which Antero believes are two of the premier North American shale plays. We believe that our strategically located assets and our relationship with Antero position us to become a leading midstream energy company serving the Marcellus and Utica Shales.

Initial Public Offering

On November 10, 2014, the Partnership completed its initial public offering (the “IPO”) of 46,000,000 common units representing limited partnership interests at a price of $25.00 per common unit.  The Partnership was originally formed as Antero Resources Midstream LLC and converted to a limited partnership in connection with the completion of the IPO.  At the closing of the IPO, Antero contributed its gathering and compression assets to Antero Midstream LLC (“Midstream Operating”), and the ownership of Midstream Operating was contributed to the Partnership.

The public currently owns 30.3% of the 151,881,914 outstanding common and subordinated units, and Antero and its affiliates currently own the remaining 69.7% of the limited partner interests in the Partnership.

Net proceeds received by the Partnership from the offering were approximately $1.1 billion, after deducting underwriting discounts, structuring fees and expenses.  The Partnership used $843 million to repay indebtedness assumed from Antero and to reimburse Antero for certain capital expenditures incurred, including to redeem 6,000,000 common units held by Antero. The Partnership retained $250 million of the net proceeds for general partnership purposes.

New Revolving Credit Facility

On November 10, 2014, in connection with the IPO, we entered into a new revolving credit facility that will mature on November 10, 2019. The Partnership’s new revolving credit facility provides for lender commitments of $1.0 billion and a letter of credit sublimit of $150 million, subject to maintenance of the required financial ratios. See Note 4- Long-term Debt for more information.

Address, Internet Website and Availability of Public Filings

Our principal executive offices are at 1615 Wynkoop Street, Denver, Colorado 80202.  Our telephone number is (303) 357-7310. Our website is located at www.anteromidstream.com.

We will make available our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, and our Current Reports on Form 8-K.  These documents are located www.anteromidstream.com under the “Investors Relations” link.

Information on our website is not incorporated into this Quarterly Report on Form 10-Q or our other filings with the SEC and is not a part of them.

Sources of Our Revenues

Our revenues are driven by the volumes of natural gas and condensate we gather and compress. Pursuant to our long‑term contracts with Antero, we have secured 20‑year dedications covering a significant portion of Antero’s current and future acreage for gathering and compression services. All of Antero’s existing acreage is dedicated to us for gathering and compression services except for the existing third‑party commitments, which includes 131,000 Marcellus Shale net leasehold acres characterized by dry gas and liquids‑rich production that have been previously dedicated to third‑party gatherers.

We have an option to purchase Antero’s fresh water distribution systems at fair market value. We have a right to participate for up to a 15% non-operating equity interest in the 50-mile Regional Gathering System that will expire six months following the date on which the Regional Gathering System is placed into service, which is currently scheduled to occur during the fourth quarter of 2015. In addition, we have entered into a right-of-first-offer agreement with Antero to allow for us to provide Antero with natural gas processing services in the future. Upon completion of the IPO, Antero assigned us an option to participate in the 800-mile ET Rover Pipeline; however we have decided not to invest in that pipeline.

Our gathering and compression operations are substantially dependent upon natural gas and oil and condensate production from Antero’s upstream activity in its areas of operation. In addition, there is a natural decline in production from existing wells that are connected to our gathering systems. Although we expect that Antero will continue to devote substantial resources to the development of oil and gas reserves, we have no control over this activity and Antero has the ability to reduce or curtail such development at its discretion.

How We Evaluate Our Operations

We use a variety of financial and operational metrics to evaluate our performance. These metrics help us identify factors and trends that impact our operating results, profitability and financial condition. The key metrics we use to evaluate our business are provided below.

Adjusted EBITDA

We use Adjusted EBITDA as a performance measure to assess the ability of our assets to generate cash sufficient to pay interest costs, support indebtedness and make cash distributions. Adjusted EBITDA is a financial measure reported to our lenders and used as a gauge for compliance with some of the financial covenants included in our new revolving credit facility. We define Adjusted EBITDA as net income (loss) before stock compensation expense, interest expense, income taxes and depreciation and amortization expense. We also use Adjusted EBITDA to assess:

•	the financial performance of our assets, without regard to financing methods, capital structure or historical cost basis;
•	the ability of our assets to generate cash sufficient to support our indebtedness and make cash distributions;
•	our operating performance and return on capital as compared to other companies in the midstream energy sector, without regard to financing or capital structure; and

•	the viability of acquisitions and capital expenditure projects.

See “Non-GAAP Financial Measure” below for more information.

Natural Gas and Oil and Condensate Throughput

We must continually obtain additional supplies of natural gas and oil and condensate to maintain or increase throughput on our systems. Our ability to maintain existing supplies of natural gas and oil and condensate and obtain additional supplies is primarily impacted by our acreage dedication and the level of successful drilling activity by Antero and, to a lesser extent in the future, the potential for acreage dedications with and successful drilling by third party producers. Any increase in our throughput volumes over the near term will likely be driven by Antero continuing its robust drilling and development activities in its Marcellus and Utica Shale acreage. In the short term, we expect increases in high‑pressure gathering and compression throughput volumes to be less than that for low‑pressure gathering revenues, in part because a percentage of Antero’s high‑pressure gathering needs will be met by existing third‑party high‑pressure gathering pipelines.

Items Affecting Comparability of Our Financial Results

The historical financial results of our Predecessor discussed below may not be comparable to our future financial results primarily as a result of the significant increase in the scope of our operations over the last several years. Our gathering and compression systems are relatively new, having been substantially built within the last two years. Accordingly, our revenues and expenses over that time reflect the significant ramp up in our operations. Similarly, Antero has experienced significant growth in its production and drilling and completion schedule over that same period. Accordingly, it may be difficult to project trends from our historical financial data going forward.

Principal Components of Our Cost Structure

The primary components of our operating expenses that we evaluate include direct operating expense, general and administrative expenses, depreciation expense and interest expense.

Direct Operating Expense

We seek to maximize the profitability of our operations in part by minimizing, to the extent appropriate, expenses directly tied to operating and maintaining our assets. Direct labor costs, pigging, fuel, monitoring costs, repair and non‑capitalized maintenance costs, utilities and contract services comprise the most significant portion of our direct operating expense. We will seek to schedule maintenance over time to avoid significant variability in our direct operating expense and minimize the impact on our cash flow. The primary drivers of our direct operating expense include:

•	gathering and compression throughput in the Marcellus and Utica Shales;
•	maintenance and contract service costs;
•	regulatory and compliance costs; and
•	operating costs associated with our internal growth projects, including:
•	increases in pipeline mileage; and
•	additional compressor stations.

General and Administrative Expenses

Our Predecessor’s general and administrative expenses included direct charges for operations of its assets and costs allocated by Antero. These costs were related to: (i) various business services, including payroll processing, accounts payable processing and facilities management, (ii) various corporate services, including legal, accounting, treasury, information technology and human resources and (iii) compensation and stock‑based compensation costs. These costs were charged to our Predecessor based on the nature of the expenses and were allocated based on a combination of our proportionate share of Antero’s gross property, plant and equipment, capital expenditures and direct labor costs as applicable. Management believes these allocation methodologies are reasonable. Antero will continue to charge us a combination of direct and allocated charges for administrative and operational services based on a similar methodology following the completion of the IPO.

General and administrative expenses include an allocation of compensation expense associated with grants under Antero’s long‑term incentive plan and any compensation expense associated with grants under our own plan. In addition, we were allocated a portion of the $433 million non‑cash stock compensation expense that Antero recognized in connection with its initial public offering through September 30, 2014. We will be allocated a portion of the $53 million that will be recognized over the remaining service period of certain incentive units.

In connection with the IPO, our general partner has adopted the Antero Midstream Partners LP Long‑Term Incentive Plan (“Midstream LTIP”), and on November 12, 2014, the Partnership granted 20,000 restricted units and 2,361,440 phantom units under the plan. Compensation expense associated with grants under the Midstream LTIP will be included in general and administrative expense.

We anticipate incurring approximately $2.5 million of incremental annual general and administrative expenses attributable to operating as a publicly traded partnership, such as costs associated with: annual and quarterly reporting; tax return and Schedule K‑1 preparation and distribution expenses; expenses to comply with the Sarbanes-Oxley Act of 2002; expenses associated with listing on the New York Stock Exchange; independent auditor fees; legal fees; investor relations expenses; registrar and transfer agent fees; director and officer liability insurance expenses; and director compensation. These incremental general and administrative expenses are not reflected in our Predecessor’s historical financial statements. Equity-based compensation expense attributable to Antero’s equity compensation plans does not affect our cash flow.

 Depreciation Expense

Depreciation expense consists of our estimate of the decrease in value of the assets capitalized in property and equipment as a result of using the assets throughout the applicable year. Depreciation is computed over the asset’s estimated useful life using the straight‑line basis. Gathering pipelines and compressor stations are depreciated over a 20 year useful life.

Interest Expense

Interest expense in 2014 represents interest incurred under the midstream credit facility for amounts outstanding related to the acquisition of gathering and compression assets and interest related to capital leases. In 2013, interest expense related to capital leases.

We entered into a new revolving credit facility in connection with the closing of the IPO. See “Debt Agreements and Contractual Obligations” below for more information.

Income Tax

The Predecessor’s financial statements do not include an allocation of income tax as we expect that we will be treated as a partnership for federal and state income tax purposes, with each partner being taxed separately on its share of the taxable income.

Results of Operations- Predecessor

Three months ended September 30, 2013 Compared to Three months ended September 30, 2014

The following table sets forth selected operating data for the three months ended September 30, 2013 compared to the three months ended September 30, 2014:

	Three months ended September 30,		Amount of	Percentage
	2013	2014	Increase	Change
	($ in thousands, except average realized fees)
Revenue:
Gathering and compression—affiliate	$7,138	$26,282	$19,144	268%
Operating expenses:
Direct operating	575	3,525	2,950	513%
General and administrative (including $1,562 of stock compensation in 2014)	1,581	5,518	3,937	249%
Depreciation	3,570	10,227	6,657	186%
Total operating expenses	5,726	19,270	13,544	237%
Operating income	1,412	7,012	5,600	397%
Interest expense	43	1,933	1,890	4,395%
Net income	$1,369	$5,079	$3,710	271%
Adjusted EBITDA(1)	$4,982	$18,801	$13,819	277%
Operating Data:
Gathering—low pressure (MMcf)	19,889	48,893	29,004	146%
Gathering—high pressure (MMcf)	3,483	48,877	45,394	1,303%
Compression (MMcf)	2,830	10,715	7,885	279%
Condensate gathering (MBbl)	—	108	108	*
Gathering—low pressure (MMcf/d)	216	531	315	146%
Gathering—high pressure (MMcf/d)	38	531	493	1,297%
Compression (MMcf/d)	31	116	85	274%
Condensate gathering (MBbl/d)	—	1	1	*
Average realized fees:
Average gathering—low pressure fee ($/Mcf)	$0.30	$0.31	$0.01	3%
Average gathering—high pressure fee ($/Mcf)	$0.18	$0.18	$—	—%
Average compression fee ($/Mcf)	$0.18	$0.18	$—	—%
Average gathering—condensate fee ($/Bbl)	$—	$4.08	*	*

*Not meaningful or applicable.

(1)

For a discussion of the non‑GAAP financial measure Adjusted EBITDA, including a reconciliation of Adjusted EBITDA to its most directly comparable financial measures calculated and presented in accordance with GAAP, please read “Non‑GAAP Financial Measure” below.

Gathering and compression revenue—affiliate.  Revenues from gathering of natural gas and condensate and compression of natural gas increased from $7.1 million for the three months ended September 30, 2013 to $26.3 million for the three months ended September 30, 2014, an increase of $19.2 million. Specifically:

•

low‑pressure gathering revenue increased $9.0 million period over period primarily due to an increase of throughput volumes of 29,004 MMcf, or 315 MMcf/d, which was primarily due to 77 new wells added after September 30, 2013, and an increase in the average realized fees of $0.01 per Mcf resulting from a consumer price index‑based rate adjustment;

•

high‑pressure gathering revenue increased $8.3 million due to an increase of throughput volumes of 45,394 MMcf, or 493 MMcf/d, primarily as a result of the addition of nine high‑pressure gathering lines placed in service after September 30, 2013 (which includes five high pressure lines placed in service during the third quarter of 2014);

•

compressor revenue increased $1.5 million period over period due to an increase of throughput volumes of 7,885 MMcf, or 85 MMcf/d, primarily as a result of the addition of three compressor stations that were placed in service during the third quarter of 2014; and

•

condensate gathering revenue increased $0.4 million due to an increase of throughput volumes of 108 MBbl, or 1 MBbl/d, primarily as a result of the addition of condensate gathering lines that were placed in service in April 2014.

Direct operating expenses.  Total direct operating expenses increased from $0.6 million for the three months ended September 30, 2013 to $3.5 million for the three months ended September 30, 2014, an increase of $2.9 million. The increase was primarily due to an increase in the number of gathering pipelines and compressor stations.

General and administrative expenses.  General and administrative expenses (before stock compensation expense) increased from $1.6 million for the three months ended September 30, 2013 to $4.0 million for the three months ended September 30, 2014, an increase of $2.4 million. The increase was primarily as a result of increased staffing levels and related salary and benefits expenses and increases in legal and other general corporate expenses and the related allocation of direct and indirect costs to our Predecessor. The increase was also attributable to an increase in staff required to support our increase in capital expenditure activity.

Though we did not record any stock compensation expense during the three months ended September 30, 2013, we recorded $1.6 million during the three months ended September 30, 2014, due to an allocation of Antero’s stock compensation expense to us. For the three months ended September 30, 2014, Antero recognized a non‑cash stock compensation charge of $24.2 million, including a charge of $15.7 million for the recognition and amortization of expense related to vested profits interests upon the completion of Antero’s initial public offering in 2013.

Depreciation expense.  Total depreciation expense increased from $3.6 million for the three months ended September 30, 2013 to $10.2 million for the three months ended September 30, 2014, an increase of $6.6 million. The increase was primarily due to approximately $457.9 million in gathering and compression assets placed in service after September 30, 2013.

Interest expense.  Interest expense increased from less than $0.1 million for the three months ended September 30, 2013 to $1.9 million for the three months ended September 30, 2014, primarily due to interest on $407.1 million of borrowings under the existing midstream credit facility during the three months ended September 30, 2014.

Adjusted EBITDA.  Adjusted EBITDA increased from $5.0 million for the three months ended September 30, 2013 to $18.8 million for the three months ended September 30, 2014, an increase of $13.8 million. The increase was primarily due to an increase in gathering and compression throughput volumes subsequent to September 30, 2013.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2014

The following table sets forth selected operating data for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2014:

	Nine months ended September 30,		Amount of	Percentage
	2013	2014	Increase	Change
	($ in thousands, except average realized fees)
Revenue:
Gathering and compression—affiliate	$12,630	$54,978	$42,348	335%
Operating expenses:
Direct operating	1,269	6,661	5,392	425%
General and administrative (including $5,365 of stock compensation in 2014)	5,045	15,075	10,030	199%
Depreciation	6,696	24,991	18,295	273%
Total operating expenses	13,010	46,727	33,717	259%
Operating income (loss)	(380)	8,251	8,631	2,271%
Interest expense	106	3,133	3,027	2,856%
Net income (loss)	$(486)	$5,118	$5,604	1,153%
Adjusted EBITDA(1)	$6,316	$38,607	$32,291	511%
Operating Data:
Gathering—low pressure (MMcf)	35,558	113,828	78,270	220%
Gathering—high pressure (MMcf)	4,401	84,401	80,000	1,818%
Compression (MMcf)	6,239	17,710	11,471	184%
Condensate gathering (MBbl)	—	375	375	*
Gathering—low pressure (MMcf/d)	130	417	287	221%
Gathering—high pressure (MMcf/d)	16	309	293	1,831%
Compression (MMcf/d)	23	65	42	183%
Condensate gathering (MBbl/d)	—	1	1	*
Average realized fees:
Average gathering—low pressure fee ($/Mcf)	$0.30	$0.31	$0.01	3%
Average gathering—high pressure fee ($/Mcf)	$0.18	$0.18	$—	—%
Average compression fee ($/Mcf)	$0.18	$0.18	$—	—%
Average gathering—condensate fee ($/Bbl)	$—	$4.08	*	*

*Not meaningful or applicable.

(1)

For a discussion of the non‑GAAP financial measure Adjusted EBITDA, including a reconciliation of Adjusted EBITDA to its most directly comparable financial measures calculated and presented in accordance with GAAP, please read “Non‑GAAP Financial Measure” below.

Gathering and compression revenue—affiliate.  Revenues from gathering of natural gas and condensate and compression of natural gas increased from $12.6 million for the nine months ended September 30, 2013 to $55.0 million for the nine months ended September 30, 2014, an increase of $42.4 million. Specifically:

•

low‑pressure gathering revenue increased $24.1 million period over period primarily due to an increase of throughput volumes of 78,270 MMcf, or 287 MMcf/d, which was primarily due to 77 new wells added after September 30, 2013, and an increase in the average realized fees of $0.01 per Mcf resulting from a consumer price index‑based rate adjustment;

•

high‑pressure gathering revenue increased $14.7 million due to an increase of throughput volumes of 80,000 MMcf, or 293 MMcf/d, primarily as a result of the addition of nine new high‑pressure gathering lines placed in service after September 30, 2013;

•

compressor revenue increased $2.1 million period over period due to an increase of throughput volumes of 11,471 MMcf, or 42 MMcf/d, primarily as a result of the addition of three new compressor station that were placed in service during the third quarter of 2014; and

•

condensate gathering revenue increased $1.5 million due to an increase of throughput volumes of 375 MBbl, or 1 MBbl/d, primarily as a result of the addition of condensate gathering lines that were placed in service in April 2014.

Direct operating expenses.  Total direct operating expenses increased from $1.3 million for the nine months ended September 30, 2013 to $6.7 million for the nine months ended September 30, 2014, an increase of $5.4 million. The increase was primarily due to an increase in the number of gathering pipelines and compressor stations.

General and administrative expenses.  General and administrative expenses (before stock compensation expense) increased from $5.0 million for the nine months ended September 30, 2013 to $9.7 million for the nine months ended September 30, 2014, an increase of $4.7 million. The increase was primarily as a result of increased staffing levels and related salary and benefits expenses and increases in legal and other general corporate expenses and the related allocation of direct and indirect costs to our Predecessor. The increase was also attributable to an increase in staff required to support our increase in capital expenditure activity.

Though we did not record any stock compensation expense during the nine months ended September 30, 2013, we recorded $5.4 million during the nine months ended September 30, 2014, due to an allocation of Antero’s stock compensation expense to us. For the nine months ended September 30, 2014, Antero recognized a non‑cash stock compensation charge of $85.8 million, including a charge of $68.5 million for the recognition and amortization of expense related to vested profits interests upon the completion of Antero’s initial public offering in 2013.

Depreciation expense.  Total depreciation expense increased from $6.7 million for the nine months ended September 30, 2013 to $25.0 million for the nine months ended September 30, 2014, an increase of $18.3 million. The increase was primarily due to approximately $457.9 million in gathering and compression assets placed in service after September 30, 2013.

Interest expense.  Interest expense increased from $0.1 million for the nine months ended September 30, 2013 to $3.1 million for the nine months ended September 30, 2014, an increase of $3.0 million. The increase was primarily due to interest on $407.1 million of borrowings under the existing midstream credit facility during the nine months ended September 30, 2014.

Adjusted EBITDA.  Adjusted EBITDA increased from $6.3 million for the nine months ended September 30, 2013 to $38.6 million for the nine months ended September 30, 2014, an increase of $32.3 million. The increase was primarily due to an increase in gathering and compression throughput volumes subsequent to September 30, 2013.

Capital Resources and Liquidity

Sources and Uses of Cash

Historically, our sources of liquidity included cash generated from operations and funding from Antero. We historically participated in Antero’s centralized cash management program for all periods presented, whereby excess cash from most of its subsidiaries was swept into a centralized account. Sales and purchases related to our Predecessor third‑party transactions were received or paid in cash by Antero within the centralized cash management system. Subsequent to the closing of the IPO, we began maintaining our own bank accounts and sources of liquidity, and utilize Antero’s cash management system and expertise.

Capital and liquidity will be provided by operating cash flow and borrowings under our new revolving credit facility, discussed below. We expect cash flow from operations to continue to contribute to our liquidity in the future. Sources of liquidity will include borrowing capacity under our new $1.0 billion revolving credit facility. We expect the combination of these capital resources will be adequate to meet our working capital requirements, capital expenditures program and expected quarterly cash distributions for at least the next 12 months.

The board of directors of our general partner has adopted a cash distribution policy pursuant to which we intend to distribute at least the minimum quarterly distribution of $0.17 per unit ($0.68 per unit on an annualized basis) on all of our units to the extent we have sufficient cash after the establishment of cash reserves and the payment of our expenses, including payments to our general partner and its affiliates. We expect our future cash requirements relating to working capital, maintenance capital expenditures and quarterly cash distributions to our partners will be funded from cash flows internally generated from our operations. Our expansion capital expenditures will be funded by borrowings under our new revolving credit facility or from potential capital market transactions.

The following table and discussion presents a summary of our Predecessor’s combined net cash provided by or used in operating activities, investing activities and financing activities for the periods indicated.

			Amount of
	Nine months ended September 30,		Increase	Percentage
	2013	2014	(Decrease)	Change
	(unaudited)
Operating activities	$4,723	$31,180	$26,457	560%
Investing activities	$(260,426)	$(434,797)	$(174,371)	67%
Financing activities	$255,703	$403,617	$147,914	58%

Cash Flow Provided by Operating Activities

Net cash provided by operating activities was $31.2 million for the nine months ended September 30, 2014 and net cash provided by operating activities was $4.7 million for the nine months ended September 30, 2013. The increase in cash flow from operations for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 was primarily the result of increased throughput volumes and revenues, which includes the addition of new gathering and compression systems placed in service after September 30, 2013.

Cash Flow Used in Investing Activities

Our Predecessor’s historical capital expenditures were funded by Antero.

During the nine months ended September 30, 2014, we used cash flows in investing activities totaling $434.8 million for expenditures and deposits for gathering systems and compressor stations. During the nine months ended September 30, 2013, we used cash flows in investing activities totaling $260.4 million for expenditures and deposits for gathering systems and compressor stations.

Cash Flow Provided by Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2014 of $403.6 million is the result of $407.1 million in borrowings under the credit facility and $0.7 million in borrowings on capital leases, offset by $0.6 million parent distributions, $0.8 million for payments on capital leases and $2.8 million for expenditures related to our initial public offering.

Net cash provided by financing activities for the nine months ended September 30, 2013 of $255.7 million is the result of $250.1 million in parent contributions and $6.1 million in borrowings on capital leases offset by $0.5 million for payments on capital leases.

Debt Agreements and Contractual Obligations

New Revolving Credit Facility

On November 10, 2014, in connection with the closing of the IPO, the Partnership entered into a new revolving credit facility (the “New Revolving Credit Facility”) among the Partnership, certain lenders party thereto, Wells Fargo Bank, National Association, as administrative agent, letter of credit issuer and swing line lender and 16 other financial institutions thereto. The New Revolving Credit Facility provides for lender commitments of $1.0 billion and for a letter of credit sublimit of $150 million. The credit facility will mature on November 10, 2019.

Principal amounts borrowed are payable on the maturity date with such borrowings bearing interest that is payable quarterly. The Partnership has a choice of borrowing in Eurodollars or at the base rate. Eurodollar loans bear interest at a rate per annum equal to the LIBOR Rate administered by the ICE Benchmark Administration for one, two, three, six or twelve months plus an applicable margin ranging from 150 to 225 basis points, depending on the leverage ratio then in effect. Base rate loans bear interest at a rate per annum equal to the greatest of (i) the agent bank’s reference rate, (ii) the federal funds effective rate plus 50 basis points and (iii) the rate for one month Eurodollar loans plus 100 basis points, plus an applicable margin ranging from 50 to 125 basis points, depending on the leverage ratio then in effect.

The New Revolving Credit Facility is secured by mortgages on substantially all of the Partnership’s and its restricted subsidiaries’ properties and guarantees from its restricted subsidiaries. Interest is payable at a variable rate based on LIBOR or the prime rate based on the Partnership’s election at the time of borrowing. The New Revolving Credit Facility contains restrictive covenants that may limit the Partnership’s ability to, among other things:

•                  incur additional indebtedness;

•                  sell assets;

•                  make loans to others;

•                  make investments;

•                  enter into mergers;

•                  make certain restricted payments;

•                  incur liens; and

•                  engage in certain other transactions without the prior consent of the lenders.

Borrowings under the New Revolving Credit Facility also require the Partnership to maintain the following financial ratios:

•                  an interest coverage ratio, which is the ratio of the Partnership’s consolidated EBITDA to its consolidated current interest charges of at least 2.5 to 1.0 at the end of each fiscal quarter; provided that upon obtaining investment grade rating, the borrower may elect not to be subject to such ratio;

•                  a consolidated total leverage ratio, which is the ratio of consolidated debt to consolidated EBITDA, of not more than 5.0 to 1.0; provided that after electing to issue high yield notes, the consolidated total leverage ratio will not be more than 5.25 to 1.0, or, following the election of the borrower for two fiscal quarters after a material acquisition, 5.50 to 1.0; and

•                  if the Partnership elects to issue high yield notes, a consolidated senior secured leverage ratio, which is the ratio of consolidated senior secured debt to consolidated EBITDA, of not more than 3.75 to 1.0.

Contractual Obligations

The following table presents our contractual obligations by period as of September 30, 2014. Our obligations to make payments in the future may vary due to certain assumptions including the duration of our obligations and anticipated actions by third parties. In connection with the IPO, these obligations were retained by Antero and are not obligations to the Partnership.

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)
Credit facility(1)	$407,134	$—	$407,134	$—	$—
Capital lease obligations(2)	5,670	1,067	2,202	2,069	332
Interest payments(2)	425	148	200	74	3
Total	$413,229	$1,215	$409,536	$2,143	$335

(1)

Includes outstanding principal amount at September 30, 2014. This table does not include future commitment fees, interest expense or other fees on our revolving credit facility. Based upon the expected terms of our new revolving credit facility, including an interest rate of 2.5% and a commitment fee of 0.375%, we estimate that $407.1 million of outstanding borrowings would cause us to incur approximately $10.2 million of annual interest expense and $2.2 million of annual commitment fees.

(2)	Amounts represent the expected cash payments of principal amounts and interest associated with our capital lease obligations.

Non-GAAP Financial Measure

We use Adjusted EBITDA as a performance measure to assess the ability of our assets to generate cash sufficient to pay interest costs, support indebtedness and make cash distributions. Adjusted EBITDA is a financial measure reported to our lenders and used as a gauge for compliance with some of the financial covenants included in our new revolving credit facility. We define Adjusted EBITDA as net income (loss) before stock compensation expense, interest expense, income taxes and depreciation and amortization expense. We also use Adjusted EBITDA to assess:

•	the financial performance of our assets, without regard to financing methods, capital structure or historical cost basis;
•	the ability of our assets to generate cash sufficient to support our indebtedness and make cash distributions;
•	our operating performance and return on capital as compared to other companies in the midstream energy sector, without regard to financing or capital structure; and
•	the viability of acquisitions and capital expenditure projects.

Adjusted EBITDA is a non‑GAAP financial measure. The GAAP measures most directly comparable to Adjusted EBITDA are net income (loss) and net cash provided by (used in) operating activities. The non‑GAAP financial measure of Adjusted EBITDA should not be considered as an alternative to the GAAP measure of net income (loss). Adjusted EBITDA is not a presentation made in accordance with GAAP and has important limitations as an analytical tool because it includes some, but not all, items that affect net income (loss). You should not consider Adjusted EBITDA in isolation or as a substitute for analysis of results as reported under GAAP. Our and our Predecessor’s definition of Adjusted EBITDA may not be comparable to similarly titled measures of other companies.

The following table represents a reconciliation of our Adjusted EBITDA to its most directly comparable GAAP financial measures for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2013	2014	2013	2014

Net income (loss)	$1,369	$5,079	$(486)	$5,118
Add:
Interest expense	43	1,933	106	3,133
Income tax expense	—	—	—	—
Depreciation expense	3,570	10,227	6,696	24,991
Stock compensation expense	—	1,562	—	5,365
Adjusted EBITDA	$4,982	$18,801	$6,316	$38,607
Less:
Interest expense	(43)	(1,933)	(106)	(3,133)
Changes in operating assets and liabilities which used cash	(429)	(2,728)	(1,487)	(4,294)
Net cash provided by operating activities	$4,510	$14,140	$4,723	$31,180

Critical Accounting Policies and Estimates

The following discussion relates to the critical accounting policies and estimates for both us and our Predecessor. The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Certain accounting policies involve judgments and uncertainties to such an extent that there is reasonable likelihood that materially different amounts could have been reported under different conditions, or if different assumptions had been used. We evaluate our estimates and assumptions on a regular basis. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and assumptions used in preparation of our financial statements. We provide expanded discussion of our more significant accounting policies, estimates and judgments below. We believe these accounting policies reflect our more significant estimates and assumptions used in preparation of our financial statements. See Note 2—Summary of Significant Accounting Policies to the financial statements for a discussion of additional accounting policies and estimates made by management.

Property and Equipment

Property and equipment primarily consists of gathering pipelines and compressor stations and are stated at the lower of historical cost less accumulated depreciation, or fair value, if impaired. We capitalize construction‑related direct labor and material costs. Maintenance and repair costs are expensed as incurred.

Depreciation is computed over the asset’s estimated useful life using the straight‑line method, based on estimated useful lives and salvage values of assets. Gathering pipelines and compressor stations are depreciated over a 20 year useful life. The depreciation of fixed assets recorded under capital lease agreements is included in depreciation expense. Uncertainties that may impact these estimates include, among others, changes in laws and regulations relating to environmental matters, including air and water quality, restoration and abandonment requirements, economic conditions and supply and demand in the area. When assets are placed into service, management makes estimates with respect to useful lives and salvage values that management believes are reasonable. However, subsequent events could cause a change in estimates, thereby impacting future depreciation amounts.

General and Administrative Costs

General and administrative costs are allocated to the Predecessor based on the nature of the expenses and are allocated based on our proportionate share of Antero’s gross property and equipment, capital expenditures and direct labor costs, as applicable. These allocations are based on estimates and assumptions that management believes are reasonable.

Stock‑based compensation expenses are allocated to the Predecessor based on our proportionate share of Antero’s direct labor costs. These allocations are based on estimates and assumptions that management believes are reasonable.

New Accounting Pronouncements

On May 28, 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014‑09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective. The new standard is effective for the Partnership on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU 2014‑09 will have on our financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

Off-Balance Sheet Arrangements

As of September 30, 2014, we did not have any off‑balance sheet arrangements other than operating leases.

Item 3.Quantitative and Qualitative Disclosures About Market Risk.

The primary objective of the following information is to provide forward‑looking quantitative and qualitative information about our potential exposure to market risk. The term “market risk” refers to the risk of loss arising from adverse changes in commodity prices and interest rates. The disclosures are not meant to be precise indicators of expected future losses, but rather indicators of reasonably possible losses. This forward‑looking information provides indicators of how we view and manage our ongoing market risk exposures.

Commodity Price Risk

The gathering and compression agreement with Antero provides for fixed‑fee structures, and we intend to continue to pursue additional fixed‑fee opportunities with Antero and third parties in order to avoid direct commodity price exposure. However, to the extent that our future contractual arrangements with Antero or third parties do not provide for fixed‑fee structures, we may become subject to commodity price risk. We are subject to commodity price risks to the extent that they impact Antero’s production and therefore our gathering volumes.

Interest Rate Risk

We do not currently, but may in the future, hedge the interest on portions of our borrowings under our new revolving credit facility from time‑to‑time in order to manage risks associated with floating interest rates.

Credit Risk

We are dependent on Antero as our only customer, and we expect to derive a substantial majority of our revenues from Antero for the foreseeable future. As a result, any event, whether in our area of operations or otherwise, that adversely affects Antero’s production, drilling schedule, financial condition, leverage, market reputation, liquidity, results of operations or cash flows may adversely affect our revenues and cash available for distribution.

Further, we are subject to the risk of non‑payment or non‑performance by Antero, including with respect to our gathering and compression agreement. We cannot predict the extent to which Antero’s business would be impacted if conditions in the energy industry were to deteriorate, nor can we estimate the impact such conditions would have on Antero’s ability to execute its drilling and development program or to perform under our agreement. Any material non‑payment or non‑performance by Antero could reduce our ability to make distributions to our unitholders.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report.  Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.  Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2014 at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Our operations are subject to a variety of risks and disputes normally incident to our business. As a result, we may, at any given time, be a defendant in various legal proceedings and litigation arising in the ordinary course of business. However, we are not currently subject to any material litigation.

We maintain insurance policies with insurers in amounts and with coverage and deductibles that we, with the advice of our insurance advisors and brokers, believe are reasonable and prudent. We cannot, however, assure you that this insurance will be adequate to protect us from all material expenses related to potential future claims for personal and property damage or that these levels of insurance will be available in the future at economical prices.

Item 1A. Risk Factors.

We are subject to the risks set forth in our prospectus dated November 4, 2014 and filed with the SEC on November 5, 2014 which were set forth under the caption “Risk Factors.”

Item 5. Other Information.

Disclosure pursuant to Section 13(r) of the Securities Exchange Act of 1934

Pursuant to Section 13(r) of the Securities Exchange Act of 1934, we, Antero Midstream Partners LP, may be required to disclose in our annual and quarterly reports to the SEC, whether we or any of our “affiliates” knowingly engaged in certain activities, transactions or dealings relating to Iran or with certain individuals or entities targeted by US economic sanctions.  Disclosure is generally required even where the activities, transactions or dealings were conducted in compliance with applicable law.  Because the SEC defines the term “affiliate” broadly, it includes any entity under common “control” with us (and the term “control” is also construed broadly by the SEC).

The description of the activities below has been provided to us by Warburg Pincus LLC (“WP”), affiliates of which: (i) are members of the board of directors of our general partner, (ii) have the right to appoint our general partner’s entire board of directors, (iii) beneficially own more than 10% of Antero’s outstanding common stock and/or are members of Antero’s board of directors and (iv) beneficially own more than 10% of the equity interests of, and have the right to designate members of the board of directors of Endurance International Group (“EIG”) and Santander Asset Management Investment Holdings Limited (“SAMIH”).  EIG and SAMIH may therefore be deemed to be under common “control” with us; however, this statement is not meant to be an admission that common control exists.

The disclosure below relates solely to activities conducted by EIG and SAMIH and its non-U.S. affiliates that may be deemed to be under common “control” with us.  The disclosure does not relate to any activities conducted by us or by WP and does not involve our or WP’s management.  Neither we nor WP has had any involvement in or control over the disclosed activities of EIG and SAMIH, and neither we nor WP has independently verified or participated in the preparation of the disclosures.  Neither we nor WP is representing to the accuracy or completeness of the disclosures nor do we or WP undertake any obligation to correct or update them.

As to EIG:

EIG’s affiliates disclosed in their most recent quarterly SEC report that: “On July 2, 2013, the billing information for a subscriber account, or the Subscriber Account was updated to include Seyed Mahmoud Mohaddes, or Mohaddes. On September 16, 2013, the Office of Foreign Assets Control, or OFAC, designated Mohaddes as a Specially Designated National, or SDN, pursuant to 31 C.F.R. Part 560.304. On or around September 26, 2014, during a routine compliance scan of new and existing subscriber accounts, we discovered that Mohaddes, a SDN, was named as an account contact for the Subscriber Account. We promptly suspended the Subscriber Account, locked the domain name IOCUKLTD.COM, which was registered to the Subscriber Account, and reported the domain name to OFAC as potentially the property of a SDN subject to blocking pursuant to Executive Order 13599. Since

September 16, 2013, when Mohaddes was added to the SDN list, charges in the total amount of $120.35 were made to the Subscriber Account for web hosting and domain privacy services. We have ceased billing for the Subscriber Account. To date, we have not received any correspondence from OFAC regarding this matter.

On July 10, 2014, OFAC designated each of Stars Group Holding, or Stars, and Teleserve Plus SAL, or Teleserve, as SDNs under Executive Order 13224, and their property became subject to blocking pursuant to the Global Terrorism Sanctions Regulations, 31 C.F.R. Part 594. On July 15, 2014, as part of our compliance review processes, we discovered that the domain names associated with each of Stars, STARSCOM.NET, and Teleserve, TELESERVEPLUS.COM, or collectively, the Stars/Teleserve Domain Names, were registered through our platform. We immediately took steps to suspend and lock the Stars/Teleserve Domain Names to prevent them from being transferred or resolving to a website, and we promptly reported the Domain Names as potentially blocked property to OFAC. We did not generate any revenue from the Stars/Teleserve Domain Names between when they were added to the SDN list on July 10, 2014 and when we discovered that they were registered through our platform on July 15, 2014. To date, we have not received any correspondence from OFAC regarding the matter.

On July 15, 2014 during a compliance scan of all domain names on one of our platforms, we identified the domain name KAHANETZADAK.COM, or the Domain Name, which was listed as an ‘also known as,’ or AKA, of the entity Kahane Chai which operates as the American Friends of the United Yeshiva. Kahane Chai was designated as a SDN on November 2, 2001 pursuant to Executive Order 13224. Because the Domain Name was transferred into a customer account of one of our resellers, there was no direct financial transaction between us and the registered owner of the Domain Name. The Domain Name was suspended upon our discovering it on our platform, and we reported the Domain Name to OFAC as potentially the property of a SDN. To date, we have not received any correspondence from OFAC regarding the matter.”

As to SAMIH:

SAMIH’s affiliates disclosed in their most recent quarterly SEC report that an Iranian national, resident in the U.K., who is currently designated by the U.S. under the Iranian Financial Sanctions Regulations and the Weapons of Mass Destruction Proliferators Sanctions Regulations (“NPWMD sanctions program”), holds a mortgage and two investment accounts with Santander Asset Management UK Limited.  No further drawdown has been made (or would be permitted) under this mortgage although Santander UK continues to receive repayment installments.  In the nine months ended September 30, 2014, total revenue in connection with the mortgage was approximately £1,800 and net profits were negligible relative to the overall profits of Santander UK. The same Iranian national also holds two investment accounts with Santander Asset Management UK Limited. The accounts have remained frozen for the nine months ended September 30, 2014.  The investment returns are being automatically reinvested, and no disbursements have been made to the customer.  In the nine months ended September 30, 2014, the total revenue for the Santander Group in connection with the investment accounts was £190 and net profits were negligible relative to the overall profits of Banco Santander, S.A.

In addition, during the third quarter 2014, Santander UK identified two additional customers: a UK national designated by the U.S. under the NPWMD sanctions program and a second U.K. national designated by the U.S. for reasons of terrorism.  The former holds a business account, where no transaction have taken place.  Such account is in the process of being closed.  No revenue or profit has been generated.  The latter held a personal current account and a personal credit card account in the third quarter 2014, both of which have now been closed. Although transactions have taken place on the current account during the reportable period, revenue and profits generated were negligible.  No transactions have taken place on the credit card.

Item 6. Exhibits.

The exhibits required to be filed pursuant to the requirements of Item 601 of Regulation S-K are set forth in the Exhibit Index accompanying this Form 10-Q and are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANTERO MIDSTREAM PARTNERS LP

Date: December 9, 2014	By:	/s/ GLEN C. WARREN, JR.
Glen C. Warren, Jr.
President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

3.1

Certificate of Conversion of Antero Resources LLC, dated November 5, 2014 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (Commission File No. 001-36719) filed on November 7, 2014).

3.2

Certificate of Limited Partnership of Antero Midstream Partners LP (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K (Commission File No. 001-36719) filed on November 7, 2014)).

3.3

Agreement of Limited Partnership, dated as of November 10, 2014, by and between Antero Resources Midstream Management LLC, as the General Partner, and Antero Resources Corporation, as the Organizational Limited Partners (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (Commission File No. 001-36719) filed on November 17, 2014).

31.1	*	Certification of the Company’s Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241).

31.2	*	Certification of the Company’s Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241).

32.1	*	Certification of the Company’s Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2	*	Certification of the Company’s Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101	*

The following financial information from this Form 10-Q of ANTERO MIDSTREAM PARTNERS, LP for the quarter ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to the Consolidated Financial Statements, tagged as blocks of text.

The exhibits marked with the asterisk symbol (*) are filed or furnished (in the case of Exhibits 32.1 and 32.2) with this Form 10-Q.