Form 10-K
period 2014-12-31
Antero Midstream Partners LP
filed 2015-02-25
CIK 1598968

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 001‑36719

ANTERO MIDSTREAM PARTNERS LP

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	46-4109058 (IRS Employer Identification No.)
1615 Wynkoop Street Denver Colorado (Address of principal executive offices)	80202 (Zip Code)

(303) 357‑7310

(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on which Registered
Common Units Representing Limited Partner Interests	New York Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well‑known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes  ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes  ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S‑T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non‑accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Act). ☐ Yes  ☒ No

As of June 30, 2014, the last business day of the registrant’s most recently completed second quarter, the registrant’s equity was not listed on a domestic exchange or over-the-counter market.  The registrant’s common units began trading on the New York Stock Exchange on November 5, 2014.

The registrant had 151,881,914 common units representing limited partner interests outstanding as of February 19, 2015.

Documents incorporated by reference: None.

EXPLANATORY NOTE

This Annual Report on Form 10-K includes the results of operations of Antero Resources Corporation’s (“Antero”) gathering and compression assets and related operations on a carve-out basis, the predecessor for accounting purposes of Antero Midstream Partners LP (the “Partnership”) for periods prior to November 10, 2014, when the Partnership completed the initial public offering (“IPO”).

In connection with the completion of the IPO, Antero contributed its gathering and compression assets to the Partnership.  The historical results of the predecessor operations are not indicative of future results of the Partnership.

References in this report to “Predecessor,” “we,” “our,” “us” or like terms, when referring to periods prior to November 10, 2014, refer to Antero’s gathering and compression assets, our predecessor for accounting purposes.  References to “the Partnership,” “we,” “our,” “us” or like terms, when referring to periods after November 10, 2014, refer to Antero Midstream Partners LP.

The Partnership’s common units are listed on the New York Stock Exchange under the symbol “AM.”

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Some of the information in this Annual Report on Form 10-K may contain forward-looking statements. Forward-looking statements give our current expectations, contain projections of results of operations or of financial condition, or forecasts of future events. Words such as “may,” “assume,” “forecast,” “position,” “predict,” “strategy,” “expect,” “intend,” “plan,” “estimate,” “anticipate,” “believe,” “project,” “budget,” “potential,” or “continue,” and similar expressions are used to identify forward-looking statements. They can be affected by assumptions used or by known or unknown risks or uncertainties. Consequently, no forward-looking statements can be guaranteed. When considering these forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this Annual Report on Form 10-K. Actual results may vary materially. You are cautioned not to place undue reliance on any forward-looking statements. You should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties. Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements include:

•	Antero’s inability to meet its drilling and development plan;
•	business strategy;
•	natural gas, natural gas liquids (“NGLs”) and oil prices;
•	competition and government regulations;
•	actions taken by third-party producers, operators, processors and transporters;
•	pending legal or environmental matters;
•	costs of conducting our gathering and compression operations;
•	general economic conditions;
•	credit markets;
•	operating hazards, natural disasters, weather-related delays, casualty losses and other matters beyond our control;
•	uncertainty regarding our future operating results; and
•	plans, objectives, expectations and intentions contained in this report that are not historical.

We caution you that these forward-looking statements are subject to all of the risks and uncertainties, most of which are difficult to predict and many of which are beyond our control, incident to the gathering and compression business. These risks include, but are not limited to, commodity price volatility, inflation, environmental risks, drilling and completion and other operating risks, regulatory changes, the uncertainty inherent in projecting future rates of production, cash flow and access to capital, the timing of development expenditures, and the other risks described under “Risk Factors” in this Annual Report on Form 10-K.

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

Except as otherwise required by applicable law, we disclaim any duty to update any forward-looking statements, all of which are expressly qualified by the statements in this section, to reflect events or circumstances after the date of this Annual Report on Form 10-K.

GLOSSARY OF TERMS

The following are abbreviations and definitions of certain terms used in this document, which are commonly used in our industry:

Bbl or barrel:  One stock tank barrel, or 42 U.S. gallons liquid volume, used in reference to oil, NGLs or other liquid hydrocarbons.

Bbl/d:  Bbl per day.

Bcfe:  One billion cubic feet of natural gas equivalent with one barrel of oil, condensate or NGLs converted to six thousand cubic feet of natural gas.

Bcfe/d:  Bcfe per day.

Btu:  British thermal units.

DOT:  Department of Transportation.

dry gas:  A natural gas containing insufficient quantities of hydrocarbons heavier than methane to allow their commercial extraction or to require their removal in order to render the gas suitable for fuel use.

EPA:  Environmental Protection Agency.

expansion capital expenditures:  Cash expenditures to construct new midstream infrastructure and those expenditures incurred in order to extend the useful lives of our assets, reduce costs, increase revenues or increase system throughput or capacity from current levels, including well connections that increase existing system throughput.

FERC:  Federal Energy Regulatory Commission.

field:  The general area encompassed by one or more oil or gas reservoirs or pools that are located on a single geologic feature, that are otherwise closely related to the same geologic feature (either structural or stratigraphic).

high pressure pipelines:  Pipelines gathering or transporting natural gas that has been dehydrated and compressed to the pressure of the downstream pipelines or processing plants.

hydrocarbon:  An organic compound containing only carbon and hydrogen.

low pressure pipelines:  Pipelines gathering natural gas at or near wellhead pressure that has yet to be compressed (other than by well pad gas lift compression or dedicated well pad compressors) and dehydrated.

maintenance capital expenditures:  Cash expenditures (including expenditures for the construction or development of new capital assets or the replacement, improvement or expansion of existing capital assets) made to maintain, over the long term, our operating capacity or revenue.

MBbl:  One thousand Bbls.

MBbl/d:  One thousand Bbls per day.

Mcf:  One thousand cubic feet of natural gas.

MMBtu:  One million British thermal units.

MMcf:  One million cubic feet of natural gas.

MMcfe:  One million cubic feet equivalent, determined using a ratio of six Mcf of natural gas to one Bbls of crude oil, condensate or natural gas liquids.

MMcf/d:  One million cubic feet per day.

MMcfe/d:  One million cubic feet equivalent per day.

natural gas:  Hydrocarbon gas found in the earth, composed of methane, ethane, butane, propane and other gases.

NGLs:  Natural gas liquids, which consist primarily of ethane, propane, isobutane, normal butane and natural gasoline.

oil:  Crude oil and condensate.

SEC:  United States Securities and Exchange Commission.

Tcfe:  One Tcf equivalent, determined using a ratio of six Mcf of natural gas to one Bbl of crude oil, condensate or natural gas liquids.

throughput:  The volume of product transported or passing through a pipeline, plant, terminal or other facility.

WTI: West Texas Intermediate

PART I

Items 1 and 2.  Business and Properties

Our Partnership

We are a growth‑oriented limited partnership formed by Antero Resources Corporation (“Antero”) to own, operate and develop midstream energy assets to service Antero’s rapidly increasing production. Our assets consist of gathering pipelines and compressor stations, through which we provide midstream services to Antero under a long‑term, fixed‑fee contract. Our assets are located in the rapidly developing liquids‑rich southwestern core of the Marcellus Shale in northwest West Virginia and the liquids‑rich core of the Utica Shale in southern Ohio, two of the premier North American shale plays. We believe that our strategically located assets and our relationship with Antero position us to become a leading midstream energy company serving the Marcellus and Utica Shales.

Pursuant to our long‑term contract with Antero, we have secured a 20‑year dedication covering substantially all of Antero’s current and future acreage for gathering and compression services. All of Antero’s 543,000 net acre leasehold is dedicated to us for gathering and compression services except for the third‑party commitments in place prior to our formation, which includes 131,000 Marcellus Shale net leasehold acres characterized by dry gas and liquids‑rich production that have been previously dedicated to third‑party gatherers. Please read “—Antero’s Existing Third‑Party Commitments.” Net of the excluded acreage, our contract covers approximately 412,000 net leasehold acres held by Antero as of December 31, 2014 for gathering and compression services. In addition to Antero’s existing acreage dedication, our agreement provides that any acreage Antero acquires in the future will be dedicated to us for gathering and compression services. We also provide condensate gathering services to Antero under the gathering and compression agreement.

In addition, we have an option for two years to purchase Antero’s fresh water distribution systems at fair market value, with a right of first offer thereafter. Further, we have a right to participate for up to a 15% non‑operating equity interest in an unnamed 50‑mile regional gathering pipeline extension (the “Regional Gathering System”) that will expire six months following the date on which the Regional Gathering System is placed into service, which is currently scheduled to occur during the fourth quarter of 2015. In addition, we have entered into a right‑of‑first‑offer agreement with Antero to allow for us to provide Antero with gas processing or NGLs fractionation, transportation or marketing services in the future.

Developments and Highlights

Energy Industry Environment

The gathering and compression agreement with Antero provides for fixed fee structures, and we intend to continue to pursue additional fixed fee opportunities with Antero and third parties in order to avoid direct commodity price exposure. However, to the extent that our future contractual arrangements with Antero or third parties do not provide for fixed fee structures, we may become subject to commodity price risk. We are subject to commodity price risks to the extent that they impact Antero’s development plan and therefore our gathering volumes. Recently, global energy commodity prices have declined precipitously as a result of several factors including increased worldwide supplies, a stronger U.S. dollar, relatively mild weather in the U.S., and strong competition among oil producing countries for market share.  Specifically, prices for WTI have declined from approximately $106.00 per Bbl in June 2014 to less than $50.00 per Bbl in January 2015.  Prices for Henry Hub natural gas in January 2015 have traded around $3.00 per MMBtu compared to prices a year ago in January 2014 of around $4.40 per MMBtu. In response to these market conditions and concerns about access to capital markets, U.S. exploration and development companies have significantly reduced capital spending plans. Antero’s capital budget for 2015 is projected to be $1.8 billion, a 41% reduction from 2014.  Antero plans to operate an average of 14 drilling rigs in 2015, down from 21 at December 31, 2014, and to complete 130 horizontal Marcellus and Utica wells in 2015, down from 177 in 2014.

Initial Public Offering

On November 10, 2014, we completed our IPO of 46,000,000 common units representing limited partnership interests at a price of $25.00 per common unit.  We were originally formed as Antero Resources Midstream LLC and converted to a limited partnership in connection with the completion of the IPO.  At the closing of the IPO, Antero contributed its gathering and compression assets to Antero Midstream LLC (“Midstream Operating”), and the ownership of Midstream Operating was contributed to us. Net proceeds received by us from the IPO were approximately $1.1 billion, after deducting underwriting discounts, structuring fees and expenses.  We used $843 million to repay indebtedness assumed from Antero, to reimburse Antero for certain capital expenditures incurred, and to redeem 6,000,000 common units held by Antero. The Partnership retained $250 million of the net proceeds for general partnership purposes.

2015 Capital Budget

During 2015, we plan to expand our existing Marcellus and Utica Shale gathering and compression systems to accommodate Antero’s development plans. We expect to invest $415 to $435 million and $10 to $15 million in expansion and maintenance capital, respectively, resulting in a total capital budget of $425 to $450 million in 2015. This capital budget includes $250 to $260 million on gathering infrastructure, which will result in 44 miles and 20 miles of additional low pressure and high pressure gathering pipelines, respectively, in both the Marcellus and Utica Shale plays combined. Additionally, the budget includes the construction or expansion of five compressor stations, which will add 545 MMcf/d of additional compression capacity in 2015. At year-end 2015, we expect to have 180 miles of low pressure gathering lines, 117 miles of high pressure gathering lines, and 920 MMcf/d of compression capacity in service.

Our Assets

The following table provides information regarding our gathering and compression systems as of December 31, 2013 and 2014.

	Low- Pressure Pipeline (miles)		High- Pressure Pipeline (miles)		Condensate Pipeline (miles)		Compression Capacity (MMcf/d)		Average Daily Throughput for the Year Ended
	As of December 31,								December 31, 2014
	2013	2014	2013	2014	2013	2014	2013	2014	(Mmcfe/d)
Gathering and Compression System:
Marcellus	54	91	39	62	—	—	100	375	393
Utica	26	45	23	35	10	16	—	—	153
Total	80	136	62	97	10	16	100	375	546

Our midstream infrastructure includes a network of 8‑, 12‑, 16‑ and 20‑inch gathering pipelines and compressor stations that collects raw natural gas from Antero’s operations in the Marcellus and Utica Shales. In addition, we have a system of condensate gathering pipelines to collect wellhead condensate associated with Antero’s liquids rich production in the Utica Shale. Our compression assets currently only service Antero’s operations in the Marcellus Shale area, but we may expand our compression capacity to service the Utica Shale area in 2015.

As of December 31, 2014, our Marcellus and Utica Shale gathering systems include 153 miles and 96 miles of pipelines, respectively, and our year‑end daily Marcellus compression capacity is 375 MMcf/d.

Our Relationship with Antero

Antero is our only current customer and is one of the largest producers of natural gas and NGLs in the Appalachian Basin, where it produced on average over 1 Bcfe/d net (14% liquids) during 2014, an increase of 93% as compared to 2013. As of December 31, 2014, Antero’s estimated net proved reserves were 12.7 Tcfe, which were comprised of 83% natural gas, 16% NGLs, and 1% oil. As of December 31, 2014, Antero’s drilling inventory consisted of 5,331 identified potential horizontal well locations (3,502 of which were located on acreage dedicated to us) for gathering and compression services, which provides us with significant opportunities for growth as Antero’s robust drilling program continues and its production increases. On January 20, 2015, Antero announced an expected 2015 drilling and completion budget of $1.6 billion. In 2015, Antero plans to operate an average of 14 drilling rigs, including nine operated rigs in the Marcellus Shale, and five  operated rigs in the Utica Shale. Antero also announced guidance for 2015 including projected production of 1.4 Bcfe/d, a 40% increase over 2014. Antero relies substantially on us to deliver the midstream infrastructure necessary to accommodate its continuing production growth. For additional information regarding our contracts with Antero, please read “—Contractual Arrangements with Antero.”

We are highly dependent on Antero as our only current customer, and we expect to derive most of our revenues from Antero for the foreseeable future. Accordingly, we are indirectly subject to the business risks of Antero. For additional information, please read “Risk Factors—Risks Related to Our Business.” Because all of our revenue currently is, and a substantial majority of our revenue over the long term is expected to be, derived from Antero, any development that materially and adversely affects Antero’s operations, financial condition or market reputation could have a material adverse impact on us.

Contractual Arrangements with Antero

Gathering and Compression

Pursuant to our 20‑year gathering and compression agreement, Antero has agreed to dedicate all of its current and future acreage in West Virginia, Ohio and Pennsylvania to us (other than the third‑party commitments in place prior to our formation). For a discussion of Antero’s existing third‑party commitments, please read “—Antero’s Existing Third‑Party Commitments.” We also have an option to gather and compress natural gas produced by Antero on any acreage it acquires in the future outside of West Virginia, Ohio and Pennsylvania on the same terms and conditions. Under the gathering and compression agreement, we receive a low pressure gathering fee of $0.30 per Mcf, a high pressure gathering fee of $0.18 per Mcf, a compression fee of $0.18 per Mcf, and a condensate gathering fee of $4.00 per Bbl, in each case subject to CPI‑based adjustments. If and to the extent Antero requests that we construct new high pressure lines and compressor stations, the gathering and compression agreement contains minimum volume commitments that require Antero to utilize or pay for 75% and 70%, respectively, of the capacity of such new construction for 10 years. Additional high pressure lines and compressor stations installed on our own initiative are not subject to such volume commitments. These minimum volume commitments on new infrastructure are intended to support the stability of our cash flows. For additional information, please read “Item 13. Certain Relationships and Related Transactions.”

Option to Acquire Antero’s Fresh Water Distribution Business

In addition to the gathering and compression agreement, Antero has also granted us an option to purchase its fresh water distribution systems at fair market value. Antero owns and operates two independent fresh water distribution systems that distribute fresh water from the Ohio River and several other regional water sources for producers’ well completion operations in the Marcellus and Utica Shales. These systems consist of a combination of permanent buried pipelines, moveable surface pipelines and fresh water storage facilities, as well as pumping stations to transport the fresh water throughout the pipeline networks.

Gas Processing and NGL Fractionation

Although we do not currently have any gas processing, NGL fractionation, transportation or marketing infrastructure, we have entered into a right‑of‑first‑offer agreement with Antero for gas processing services, pursuant to which Antero has agreed, subject to certain exceptions, not to procure any gas processing, NGL fractionation, transportation or marketing services with respect to its production (other than production subject to a pre‑existing dedication) without first offering us the right to provide such services. For additional information, please read “—Antero’s Existing Third‑Party Commitments” and “Item 13. Certain Relationships and Related Transactions.”

Option to Participate in Regional Gathering System

We have the option to participate for up to a 15% non‑operated equity interest in the Regional Gathering System. The Regional Gathering System is expected to connect a portion of Antero’s Marcellus Shale operating areas with the delivery point for some of its downstream firm transportation commitments. Our option will expire six months following the date on which the Regional Gathering System is placed into service, which is currently scheduled to occur during the fourth quarter of 2015. We have not yet determined to what extent, if any, we would exercise such option.

Antero’s Existing Third‑Party Commitments

Excluded Acreage

Antero previously dedicated a portion of its acreage in the Marcellus Shale to certain third parties’ gathering and compression services. We refer to this acreage dedication as the “excluded acreage.” As of December 31, 2014, the excluded acreage consisted of approximately 131,000 of Antero’s existing net leasehold acreage. At that same date, 1,829 of Antero’s 5,331 potential horizontal well locations were located within the excluded acreage.

Other Commitments

In addition to the excluded acreage, Antero has entered into take‑or‑pay contracts with volume commitments for certain third parties’ high pressure gathering and compression services. Specifically, those volume commitments consist of up to an aggregate of 750 MMcf/d on four high pressure gathering pipelines and 1,020 MMcf/d on nine compressor stations. Similar to the excluded acreage, Antero’s use of that infrastructure up to the maximum aggregate high pressure gathering and compression volumes is not subject to the gathering and compression agreement.

Title to Properties

Our real property is classified into two categories: (1) parcels that we own in fee and (2) parcels in which our interest derives from leases, easements, rights‑of‑way, permits or licenses from landowners or governmental authorities, permitting the use of such land for our operations. Portions of the land on which our pipelines and major facilities are located are owned by us in fee title, and we believe that we have satisfactory title to these lands. The remainder of the land on which our pipelines and major facilities are located are held by us pursuant to surface leases between us, as lessee, and the fee owner of the lands, as lessors. We have leased or owned these lands without any material challenge known to us relating to the title to the land upon which the assets are located, and we believe that we have satisfactory leasehold estates or fee ownership of such lands. We have no knowledge of any challenge to the underlying fee title of any material lease, easement, right‑of‑way, permit or license held by us or to our title to any material lease, easement, right‑of‑way, permit or lease, and we believe that we have satisfactory title to all of its material leases, easements, rights‑of‑way, permits and licenses.

Some of the leases, easements, rights‑of‑way, permits and licenses that were transferred to us from Antero required the consent of the grantor of such rights, which in certain instances is a governmental entity. Antero obtained sufficient third‑party consents, permits and authorizations for the transfer of the assets necessary to enable us to operate our business in all material respects. With respect to any remaining consents, permits or authorizations that have not been obtained, we have determined these will not have a material adverse effect on the operation of our business should we or Antero fail to obtain such consents, permits or authorization in a reasonable time frame.

Seasonality

Demand for natural gas generally decreases during the spring and fall months and increases during the summer and winter months. However, seasonal anomalies such as mild winters or mild summers sometimes lessen this fluctuation. In addition, certain natural gas end users, utilities and marketers utilize natural gas storage facilities and purchase some of their anticipated winter requirements during the spring, summer and fall, thereby smoothing demand for natural gas. This can also lessen seasonal demand fluctuations. These seasonal anomalies can increase demand for our services during the summer and winter months and decrease demand for our services during the spring and fall months.

Competition

As a result of our relationship with Antero, we do not compete for the portion of Antero’s existing operations for which we currently provide midstream services and will not compete for future portions of Antero’s operations that will be dedicated to us pursuant to our gathering and compression agreement with Antero. For a description of this contract, please read “—Our Relationship with Antero—Contractual Arrangements with Antero.” However, we will face competition in attracting third‑party volumes to our gathering and compression systems. In addition, these third parties may develop their own gathering and compression systems in lieu of employing our assets.

Regulation of Operations

Regulation of pipeline gathering services may affect certain aspects of our business and the market for our services.

Gathering Pipeline Regulation

Section 1(b) of the Natural Gas Act of 1938, or NGA, exempts natural gas gathering facilities from regulation by the Federal Energy Regulatory Commission, or FERC, under the NGA. Although the FERC has not made any formal determinations with respect to any of our facilities, we believe that the natural gas pipelines in our gathering systems meet the traditional tests the FERC has used to establish whether a pipeline is a gathering pipeline not subject to FERC jurisdiction. The distinction between FERC‑regulated transmission services and federally unregulated gathering services, however, has been the subject of substantial litigation, and the FERC determines whether facilities are gathering facilities on a case‑by‑case basis, so the classification and regulation of some our gathering facilities and intrastate transportation pipelines may be subject to change based on future determinations by the FERC, the courts, or Congress. If the FERC were to consider the status of an individual facility and determine that the facility is not a gathering pipeline and the pipeline provides interstate transmission service, the rates for, and terms and conditions of, services provided by such facility would be subject to regulation by the FERC under the NGA or the Natural Gas Policy Act of 1978, or NGPA. Such FERC-regulation could decrease revenue, increase operating costs, and, depending upon the facility in question, could adversely affect our results of operations and cash flows. In addition, if any of our facilities were found to have provided services or otherwise operated in violation of the NGA or NGPA, this could result in the imposition of civil penalties as well as a requirement to disgorge charges collected for such service in excess of the rate established by the FERC.

State regulation of gathering facilities generally includes various safety, environmental and, in some circumstances, nondiscriminatory take requirements and complaint‑based rate regulation. States in which we operate may adopt ratable take and common purchaser statutes, which would require our gathering pipelines to take natural gas without undue discrimination in favor of one producer over another producer or one source of supply over another similarly situated source of supply. The regulations under these statutes may have the effect of imposing some restrictions on our ability as an owner of gathering facilities to decide with whom we contract to gather natural gas. States in which we operate may also adopt a complaint‑based regulation of natural gas gathering activities, which allows natural gas producers and shippers to file complaints with state regulators in an effort to resolve grievances relating to gathering access and rate discrimination. We cannot predict whether such regulation will be adopted and whether such a complaint will be filed against us in the future. Failure to comply with state regulations can result in the imposition of administrative, civil and criminal remedies. To date, there has been no adverse effect to our system due to state regulations.

Our gathering operations could be adversely affected should they be subject in the future to more stringent application of state regulation of rates and services. Our gathering operations also may be or become subject to additional safety and operational regulations relating to the design, installation, testing, construction, operation, replacement and management of gathering facilities. Additional rules and legislation pertaining to these matters are considered or adopted from time to time. We cannot predict what effect, if any, such changes might have on our operations, but the industry could be required to incur additional capital expenditures and increased costs depending on future legislative and regulatory changes.

The Energy Policy Act of 2005, or EPAct 2005, amended the NGA and NGPA to prohibit fraud and manipulation in natural gas markets.  The FERC subsequently issued a final rule making it unlawful for any entity, in connection with the purchase or sale of natural gas or transportation service subject to FERC’s jurisdiction, to defraud, make an untrue statement or omit a material fact or engage in any practice, act or course of business that operates or would operate as a fraud.  The FERC’s anti-manipulation rules apply to intrastate sales and gathering activities only to the extent that there is a “nexus” to FERC-jurisdictional transactions.  EPAct 2005 also provided the FERC with the authority to impose civil penalties of up to $1,000,000 per day per violation.

Pipeline Safety Regulation

Some of our gas pipelines are subject to regulation by the Pipeline and Hazardous Materials Safety Administration, or PHMSA, pursuant to the Natural Gas Pipeline Safety Act of 1968, or NGPSA, and the Pipeline Safety Improvement Act of 2002, or PSIA, as reauthorized and amended by the Pipeline Inspection, Protection, Enforcement and Safety Act of 2006, or the PIPES Act. The NGPSA regulates safety requirements in the design, construction, operation and maintenance of gas pipeline facilities, while the PSIA establishes mandatory inspections for all U.S. oil and natural gas transmission pipelines in high‑consequence areas, or HCAs.

The PHMSA has developed regulations that require pipeline operators to implement integrity management programs, including more frequent inspections and other measures to ensure pipeline safety in HCAs. The regulations require operators, including us, to:

•	perform ongoing assessments of pipeline integrity;
•	identify and characterize applicable threats to pipeline segments that could impact a HCA;
•	improve data collection, integration and analysis;
•	repair and remediate pipelines as necessary; and
•	implement preventive and mitigating actions.

The 2011 Pipeline Safety Act, among other things, increased the maximum civil penalty for pipeline safety violations and directed the Secretary of Transportation to promulgate rules or standards relating to expanded integrity management requirements, automatic or remote‑controlled valve use, excess flow valve use, leak detection system installation and testing to confirm the material strength of pipe operating above 30% of specified minimum yield strength in high consequence areas. Consistent with the act, PHMSA finalized rules that increased the maximum administrative civil penalties for violation of the pipeline safety laws and regulations to $200,000 per violation per day, with a maximum of $2,000,000 for a series of violations. The PHMSA has also issued a final rule applying safety regulations to certain rural low‑stress hazardous liquid pipelines that were not covered previously by some of its safety regulations. In addition, PHMSA has published advanced notice of proposed rulemakings to solicit comments on the need for changes to its natural gas and liquid pipeline safety regulations, including whether to extend the integrity management requirements to gathering lines. The PHMSA also issued an advisory bulletin providing guidance on the verification of records related to pipeline maximum allowable operating pressure.

States are largely preempted by federal law from regulating pipeline safety for interstate lines but most are certified by the DOT to assume responsibility for enforcing federal intrastate pipeline regulations and inspection of intrastate pipelines. States may adopt stricter standards for intrastate pipelines than those imposed by the federal government for interstate lines; however, states vary considerably in their authority and capacity to address pipeline safety. State standards may include requirements for facility design and management in addition to requirements for pipelines. We do not anticipate any significant difficulty in complying with applicable state laws and regulations. Our natural gas pipelines have continuous inspection and compliance programs designed to keep the facilities in compliance with pipeline safety and pollution control requirements.

We have incorporated all existing requirements into our programs by the required regulatory deadlines, and are continually incorporating the new requirements into procedures and budgets. We expect to incur increasing regulatory compliance costs, based on the intensification of the regulatory environment and upcoming changes to regulations as outlined above. In addition to regulatory changes, costs may be incurred when there is an accidental release of a commodity transported by our system, or a regulatory inspection identifies a deficiency in our required programs.

Regulation of Environmental and Occupational Safety and Health Matters

General

Our natural gas gathering and compression activities are subject to stringent and complex federal, state and local laws and regulations relating to the protection of the environment. As an owner or operator of these facilities, we must comply with these laws and regulations at the federal, state and local levels. These laws and regulations can restrict or impact our business activities in many ways, such as:

•	requiring the installation of pollution‑control equipment, imposing emission or discharge limits or otherwise restricting the way we operate resulting in additional costs to our operations;
•	limiting or prohibiting construction activities in areas, such as air quality nonattainment areas, wetlands, coastal regions or areas inhabited by endangered or threatened species;
•	delaying system modification or upgrades during review of permit applications and revisions;
•	requiring investigatory and remedial actions to mitigate discharges, releases or pollution conditions associated with our operations or attributable to former operations; and
•	enjoining the operations of facilities deemed to be in non‑compliance with permits issued pursuant to or regulatory requirements imposed by such environmental laws and regulations.

Failure to comply with these laws and regulations may trigger a variety of administrative, civil and criminal enforcement measures, including the assessment of monetary penalties and natural resource damages. Certain environmental statutes impose strict joint and several liability for costs required to clean up and restore sites where hazardous substances, hydrocarbons or solid wastes have been disposed or otherwise released. Moreover, neighboring landowners and other third parties may file common law claims for personal injury and property damage allegedly caused by the release of hazardous substances, hydrocarbons or solid waste into the environment.

The trend in environmental regulation is to place more restrictions and limitations on activities that may affect the environment and thus, there can be no assurance as to the amount or timing of future expenditures for environmental compliance or remediation and actual future expenditures may be different from the amounts we currently anticipate. As with the midstream industry in general, complying with current and anticipated environmental laws and regulations can increase our capital costs to construct, maintain and operate equipment and facilities. While these laws and regulations affect our maintenance capital expenditures and net income, we do not believe they will have a material adverse effect on our business, financial position or results of operations or cash flows, nor do we believe that they will affect our competitive position since the operations of our competitors are generally similarly affected. In addition, we believe that the various activities in which we are presently engaged that are subject to environmental laws and regulations are not expected to materially interrupt or diminish our operational ability to gather natural gas. We cannot assure you, however, that future events, such as changes in existing laws or enforcement policies, the promulgation of new laws or regulations, or the development or discovery of new facts or conditions will not cause us to incur significant costs. Below is a discussion of the material environmental laws and regulations that relate to our business. We believe that we are in substantial compliance with all of these environmental laws and regulations.

Hydraulic Fracturing Activities

Hydraulic fracturing is an important and common practice that is used to stimulate production of natural gas and/or oil from dense subsurface rock formations. The hydraulic fracturing process involves the injection of water, sand, and chemicals under pressure through a cased and cemented wellbore into targeted subsurface formations to fracture the surrounding rock and stimulate production. Our only customer, Antero, uses hydraulic fracturing as part of its completion operations as does most of the U.S. onshore oil and natural gas industry. Hydraulic fracturing typically is regulated by state oil and natural gas commissions, but the EPA has asserted federal regulatory authority over the process and published permitting guidance in February 2014 restricting the use of diesel fuels in fracturing fluids. In May 2014, the EPA issued an Advanced Notice of Proposed Rulemaking seeking public comment on its intent to develop and issue regulations under the Toxic Substances Control Act regarding the disclosure of information related to the chemicals used in hydraulic fracturing. Moreover, the EPA is developing effluent limitations for the treatment and discharge of wastewater resulting from hydraulic fracturing activities and plans to propose these standards sometime in the first half of 2015. Also, rules promulgated by the EPA under the Clean Air Act require that certain wells employ “green completion” technology after January 1, 2015 to address emissions of volatile organic compounds, including methane, a highly‑potent greenhouse gas, or GHG. In addition, the U.S. Department of the Interior published a revised proposed rule on May 24, 2013 that would implement updated requirements for hydraulic fracturing activities on federal lands, including new requirements relating to public disclosure, well bore integrity, and handling of flowback water.  The rule will likely be finalized in the first half of 2015.

In addition, Congress has from time to time considered legislation to provide for federal regulation of hydraulic fracturing under the Safe Drinking Water Act, or SDWA, and to require disclosure of the chemicals used in the hydraulic fracturing process. At the state level, several states have adopted or are considering legal requirements that could impose more stringent permitting, disclosure, and well construction requirements on hydraulic fracturing activities. For example, in Ohio, the Department of Natural Resources recently proposed draft regulations that would require a minimum distance between the hydraulic fracturing facilities and streams, require operators to take spill‑containment measures, and regulate the types of liners required for waste storage. Local government also may seek to adopt ordinances within their jurisdictions regulating the time, place and manner of drilling activities in general or hydraulic fracturing activities in particular.

Certain governmental reviews also have been conducted or are underway that focus on environmental aspects of hydraulic fracturing practices. The White House Council on Environmental Quality is coordinating an administration‑ wide review of hydraulic fracturing practices. The EPA has commenced a study of the potential environmental effects of hydraulic fracturing on drinking water and groundwater, and a final report drawing conclusions about the potential impacts of hydraulic fracturing on drinking water resources is expected to be available for public comment and peer review sometime in the first half of 2015. Other governmental agencies, including the U.S. Department of Energy have evaluated or are evaluating various other aspects of hydraulic fracturing. These ongoing or proposed studies, depending on their degree of pursuit and any meaningful results obtained, could spur initiatives to further regulate hydraulic fracturing under the SDWA or other regulatory mechanisms.  Moreover, the Obama Administration is expected to release a series of new regulations on the oil and gas industry in 2015, including federal standards limiting methane emissions. If new or more stringent federal, state, or local legal restrictions relating to the hydraulic fracturing process are adopted in areas where Antero operates, Antero could incur potentially significant added costs to comply with such requirements, experience delays or curtailment in the pursuit of exploration, development, or production activities, and perhaps even be precluded from drilling wells. Any such added costs or delays for Antero, could significantly affect our operations.

Hazardous Waste

Antero’s operations generate solid wastes, including some hazardous wastes, that are subject to the federal Resource Conservation and Recovery Act, or RCRA, and comparable state laws, which impose requirements for the handling, storage, treatment and disposal of hazardous waste. RCRA currently exempts many natural gas gathering and field processing wastes from classification as hazardous waste. Specifically, RCRA excludes from the definition of hazardous waste produced waters and other wastes intrinsically associated with the exploration, development, or production of crude oil and natural gas. However, these oil and gas exploration and production wastes may still be regulated under state solid waste laws and regulations, and it is possible that certain oil and natural gas exploration and production wastes now classified as non‑hazardous could be classified as hazardous waste in the future.

Site Remediation

The Comprehensive Environmental Response, Compensation and Liability Act, or CERCLA, also known as the Superfund law, and comparable state laws impose liability without regard to fault or the legality of the original conduct, on certain classes of persons responsible for the release of hazardous substances into the environment. Such classes of persons include the current and past owners or operators of sites where a hazardous substance was released, and companies that disposed or arranged for disposal of hazardous substances at offsite locations, such as landfills. Although petroleum as well as natural gas is excluded from CERCLA’s definition of “hazardous substance,” in the course of our ordinary operations, our operations generate wastes that may be designated as hazardous substances. CERCLA authorizes the EPA, states, and, in some cases, third parties to take actions in response to releases or threatened releases of hazardous substances into the environment and to seek to recover from the classes of responsible persons the costs they incur to address the release. Under CERCLA, we could be subject to strict joint and several liability for the costs of cleaning up and restoring sites where hazardous substances have been released into the environment and for damages to natural resources.

We currently own or lease, and may have in the past owned or leased, properties that have been used for the gathering and compression of natural gas and the gathering and transportation of oil. Although we typically used operating and disposal practices that were standard in the industry at the time, petroleum hydrocarbons or wastes may have been disposed of or released on or under the properties owned or leased by it or on or under other locations where such substances have been taken for disposal. Such petroleum hydrocarbons or wastes may have migrated to property adjacent to our owned and leased sites or the disposal sites. In addition, some of the properties may have been operated by third parties or by previous owners whose treatment and disposal or release of petroleum hydrocarbons or wastes was not under our control. These properties and the substances disposed or released on them may be subject to CERCLA, RCRA and analogous state laws. Under such laws, we could be required to remove previously disposed wastes, including waste disposed of by prior owners or operators; remediate contaminated property, including groundwater contamination, whether from prior owners or operators or other historic activities or spills; or perform remedial operations to prevent future contamination. We are not currently a potentially responsible party in any federal or state Superfund site remediation and there are no current, pending or anticipated Superfund response or remedial activities at or implicating our facilities or operations.

Air Emissions

The federal Clean Air Act, and comparable state laws, regulate emissions of air pollutants from various industrial sources, including natural gas processing plants and compressor stations, and also impose various emission limits, operational limits and monitoring, reporting and record keeping requirements on air emission sources. Failure to comply with these requirements could result in monetary penalties, injunctions, conditions or restrictions on operations, and potentially criminal enforcement actions. Such laws and regulations require pre‑ construction permits for the construction or modification of certain projects or facilities with the potential to emit air emissions above certain thresholds. These pre‑construction permits generally require use of best available control technology, or BACT, to limit air emissions. Several EPA new source performance standards, or NSPS, and national emission standards for hazardous air pollutants, or NESHAP, also apply to our facilities and operations. These NSPS and NESHAP standards impose emission limits and operational limits as well as detailed testing, recordkeeping and reporting requirements on the “affected facilities” covered by these regulations. Several of our facilities are “major” facilities requiring Title V operating permits which impose semi‑annual reporting requirements. We operate in material compliance with these various air quality regulatory programs. We may incur capital expenditures in the future for air pollution control equipment in connection with complying with existing and recently proposed rules, or with obtaining or maintaining operating permits and complying with federal, state and local regulations related to air emissions. However, we do not believe that such requirements will have a material adverse effect on our operations.

Water Discharges

The Federal Water Pollution Control Act, or the Clean Water Act, and analogous state laws impose restrictions and strict controls with respect to the discharge of pollutants, including spills and leaks of oil and other substances, into waters of the United States. The discharge of pollutants into jurisdictional waters is prohibited, except in accordance with the terms of a permit issued by the EPA or a delegated state agency. Federal and state regulatory agencies can impose administrative, civil and criminal penalties for non‑compliance with discharge permits or other requirements of the Clean Water Act and analogous state laws and regulations. We believe that we maintain all required discharge permits necessary to conduct our operations, and further believe we are in substantial compliance with the terms thereof. Any unpermitted release of petroleum or other pollutants from our operations could result in government penalties and civil liability.

Occupational Safety and Health Act

We are also subject to the requirements of the federal Occupational Safety and Health Act, as amended, or OSHA, and comparable state laws that regulate the protection of the health and safety of employees. In addition, OSHA’s hazard communication standard, the Emergency Planning and Community Right to Know Act and implementing regulations and similar state statutes and regulations require that information be maintained about hazardous materials used or produced in our operations and that this information be provided to employees, state and local government authorities and citizens. We believe that our operations are in substantial compliance with the applicable worker health and safety requirements.

Endangered Species

The Endangered Species Act, or ESA, and analogous state laws restrict activities that may affect endangered or threatened species or their habitats. The designation of previously unprotected species as threatened or endangered in areas where underlying property operations are conducted could cause us to incur increased costs arising from species protection measures or could result in limitations on our operating activities that could have an adverse impact on our results of operations.

Climate Change

The EPA has determined that emissions of GHGs present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to the warming of the earth’s atmosphere and other climatic changes. Based on these findings, EPA has adopted regulations under existing provisions of the federal Clean Air Act, that establish Prevention of Significant Deterioration, or PSD, pre‑construction permits, and Title V operating permits for GHG emissions from certain large stationary sources. Under these regulations, facilities required to obtain PSD permits must meet BACT standards for their GHG emissions established by the states or, in some cases, by the EPA, on a case‑by‑case basis. The EPA has also adopted rules requiring the monitoring and reporting of GHG emissions from specified sources in the United States, including, among others, certain onshore oil and natural gas processing and fractionating facilities. Additionally, while Congress has from time to time considered legislation to reduce emissions of GHGs, the prospect for adoption of significant legislation at the federal level to reduce GHG emissions is perceived to be low at this time. Nevertheless, the Obama administration has announced it intends to adopt additional regulations to reduce emissions of GHGs and to encourage greater use of low carbon technologies. Although it is not possible at this time to predict how legislation or new regulations that may be adopted to address GHG emissions would impact our business, any such future laws and regulations that limit emissions of GHGs could adversely affect demand for the oil and natural gas that exploration and production operators produce, some of whom are our customers, which could thereby reduce demand for our midstream services. Finally, it should be noted that some scientists have concluded that increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts and floods and other climatic events; if any such effects were to occur, it is uncertain if they would have an adverse effect on our financial condition and operations.

In summary, we believe we are in substantial compliance with currently applicable environmental laws and regulations. Although we have not experienced any material adverse effect from compliance with environmental requirements, there is no assurance that this will continue. We did not have any material capital or other non‑recurring expenditures in connection with complying with environmental laws or environmental remediation matters in 2014, nor do we anticipate that such expenditures will be material in 2015.

Employees

We do not have any employees. The officers of our general partner, who are also officers of Antero manage our operations and activities. As of December 31, 2014, Antero employed approximately 444 people who provide direct, full-time support to our operations. All of the employees required to conduct and support our operations are employed by Antero and all of our direct, full‑time personnel are subject to the services agreement with our general partner and Antero. Antero considers its relations with its employees to be satisfactory.

Legal Proceedings

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

Address, Website and Availability of Public Filings

Our principal executive offices are at 1615 Wynkoop Street, Denver, Colorado 80202.  Our telephone number is (303) 357-7310. Our website is located at www.anteromidstream.com.

We will make available our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, and our Current Reports on Form 8-K.  These documents are located www.anteromidstream.com under the “Investors Relations” link.

Information on our website is not incorporated into this Annual Report on Form 10-K or our other filings with the SEC and is not a part of them.

Item 1A.  Risk Factors

Limited partner interests are inherently different from the capital stock of a corporation, although many of the business risks to which we are subject are similar to those that would be faced by a corporation engaged in a similar business. You should carefully consider the following risk factors together with all of the other information included in this prospectus, including the matters addressed under “Cautionary Statement Regarding Forward‑ Looking Statements,” in evaluating an investment in our common units.

If any of the following risks were to occur, our business, financial condition, results of operations and cash available for distribution could be materially adversely affected.

Risks Related to Our Business

Because substantially all of our revenue is derived from Antero, any development that materially and adversely affects Antero’s operations, financial condition or market reputation could have a material and adverse impact on us.

We are substantially dependent on Antero as our only significant customer, and we expect to derive a substantial majority of our revenues from Antero for the foreseeable future. As a result, any event, whether in our area of operations or otherwise, that adversely affects Antero’s production, drilling and completion schedule, financial condition, leverage, market reputation, liquidity, results of operations or cash flows may adversely affect our revenues and cash available for distribution. Accordingly, we are indirectly subject to the business risks of Antero, including, among others:

•	a reduction in or slowing of Antero’s development program, which would directly and adversely impact demand for our gathering and compression services;
•	the volatility of natural gas, NGLs and oil prices, which could have a negative effect on the value of Antero’s properties, its drilling programs or its ability to finance its operations;
•	the availability of capital on an economic basis to fund Antero’s exploration and development activities;
•	Antero’s ability to replace reserves;
•	Antero’s drilling and operating risks, including potential environmental liabilities;
•	transportation capacity constraints and interruptions;
•	adverse effects of governmental and environmental regulation; and
•	losses from pending or future litigation.

Recently, global energy prices have declined precipitously as a result of several factors, including increased worldwide supplies, a stronger U.S. dollar, relatively mild weather in the U.S., and strong competition among oil producing countries for market share. Specifically, prices for West Texas Intermediate light sweet crude oil declined from approximately $106.00 per Bbl in June 2014 to less than $50.00 per Bbl in January 2015 and Henry Hub natural gas has traded around $3.00 per MMBtu in January 2015 compared to prices a year ago in January 2014 of around $4.40 per MMBtu.

Changes in commodity prices can significantly affect our capital resources, liquidity and expected operating results. Please see “—Because of the natural decline in production from existing wells, our success depends, in part, on Antero’s ability to replace declining production and our ability to secure new sources of natural gas from Antero or third parties. Any decrease in volumes of natural gas that Antero produces or any decrease in the number of wells that Antero completes, could adversely affect our business and operating results.”

Further, we are subject to the risk of non‑payment or non‑performance by Antero, including with respect to our gathering and compression agreement. We cannot predict the extent to which Antero’s business would be impacted if conditions in the energy industry continue to deteriorate, nor can we estimate the impact such conditions would have on Antero’s ability to execute its drilling and development program or perform under our gathering and compression agreement. Any material non‑payment or non‑performance by Antero could reduce our ability to make distributions to our unitholders.

Also, due to our relationship with Antero, our ability to access the capital markets, or the pricing or other terms of any capital markets transactions, may be adversely affected by any impairment to Antero’s financial condition or adverse changes in its credit ratings.

Any material limitation on our ability to access capital as a result of such adverse changes at Antero could limit our ability to obtain future financing under favorable terms, or at all, or could result in increased financing costs in the future. Similarly, material adverse changes at Antero could negatively impact our unit price, limiting our ability to raise capital through equity issuances or debt financing, or could negatively affect our ability to engage in, expand or pursue our business activities, and could also prevent us from engaging in certain transactions that might otherwise be considered beneficial to us.

We may not generate sufficient cash from operations following the establishment of cash reserves and payment of fees and expenses, including cost reimbursements to our general partner, to enable us to pay the minimum quarterly distribution to our unitholders.

In order to make our minimum quarterly distribution of $0.17 per common unit and subordinated unit per quarter, or $0.68 per unit per year, we will require available cash of approximately $26 million per quarter, or approximately $105 million per year based on the common units and subordinated units outstanding at December 31, 2014, as well as grants made under the Antero Midstream Partners LP Long-term Incentive Plan. We may not generate sufficient cash flow each quarter to support the payment of the minimum quarterly distribution or to increase our quarterly distributions in the future.

The amount of cash we can distribute on our units principally depends upon the amount of cash we generate from our operations, which will fluctuate from quarter to quarter based on, among other things:

•	the volume of natural gas we gather and compress;
•	the volume of condensate we gather;
•	the rates we charge third parties, if any, for our gathering and compression services;
•	market prices of natural gas, NGLs and oil and their effect on Antero’s drilling schedule as well as produced volumes;
•	Antero’s ability to fund its drilling program;
•	adverse weather conditions;
•	the level of our operating, maintenance and general and administrative costs;
•

regulatory action affecting the supply of, or demand for, natural gas, the rates we can charge for our services, how we contract for services, our existing contract, our operating costs or our operating flexibility; and

•	prevailing economic conditions.

In addition, the actual amount of cash we will have available for distribution will depend on other factors, including:

•	the level and timing of maintenance and expansion capital expenditures we make;
•	our debt service requirements and other liabilities;
•	our ability to borrow under our debt agreements to pay distributions;
•	fluctuations in our working capital needs;
•	restrictions on distributions contained in any of our debt agreements;
•	the cost of acquisitions, if any;
•	fees and expenses of our general partner and its affiliates (including Antero) we are required to reimburse;

•	the amount of cash reserves established by our general partner; and
•	other business risks affecting our cash levels.

Because of the natural decline in production from existing wells, our success depends, in part, on Antero’s ability to replace declining production and our ability to secure new sources of natural gas from Antero or third parties. Any decrease in volumes of natural gas that Antero produces or any decrease in the number of wells that Antero completes, could adversely affect our business and operating results.

The natural gas volumes that support our gathering business depend on the level of production from natural gas wells connected to our systems, which may be less than expected and will naturally decline over time. To the extent Antero reduces its activity or otherwise ceases to drill and complete wells, revenues for our gathering and compression services will be directly and adversely affected. In addition, natural gas volumes from completed wells will naturally decline and our cash flows associated with these wells will also decline over time. In order to maintain or increase throughput levels on our gathering systems, we must obtain new sources of natural gas from Antero or third parties. The primary factors affecting our ability to obtain additional sources of natural gas include (i) the success of Antero’s drilling activity in our areas of operation, (ii) Antero’s acquisition of additional acreage and (iii) our ability to obtain dedications of acreage from third parties.

We have no control over Antero’s or other producers’ levels of development and completion activity in our areas of operation, the amount of reserves associated with wells connected to our systems or the rate at which production from a well declines. We have no control over Antero or other producers or their development plan decisions, which are affected by, among other things:

•	the availability and cost of capital;
•	prevailing and projected natural gas, NGLs and oil prices;
•	demand for natural gas, NGLs and oil;
•	levels of reserves;
•	geologic considerations;
•	environmental or other governmental regulations, including the availability of drilling permits and the regulation of hydraulic fracturing; and
•	the costs of producing the gas and the availability and costs of drilling rigs and other equipment.

Fluctuations in energy prices can also greatly affect the development of reserves. Recently, global energy prices have declined precipitously as a result of several factors, including increased worldwide supplies, a stronger U.S. dollar, relatively mild weather in the U.S., and strong competition among oil producing countries for market share. Specifically, prices for West Texas Intermediate light sweet crude oil declined from approximately $106.00 per Bbl in June 2014 to less than $50.00 per Bbl in January 2015 and Henry Hub natural gas has traded around $3.00 per MMBtu in January 2015 compared to prices a year ago in January 2014 of around $4.40 per MMBtu. These lower prices have compelled most natural gas and oil producers, including Antero, to reduce the level of exploration, drilling and production activity. This will have a significant effect on our capital resources, liquidity and expected operating results. Any sustained reductions in natural gas and oil prices will directly affect Antero’s production, which would reduce our revenues and ability to pay distributions. Sustained reductions in development or production activity in our areas of operation could lead to reduced utilization of our services.

Due to these and other factors, even if reserves are known to exist in areas served by our assets, producers haven chosen, and may choose in the future, not to develop those reserves. If reductions in development activity result in our inability to maintain the current levels of throughput on our systems, those reductions could reduce our revenue and cash flow and adversely affect our ability to make cash distributions to our unitholders.

The gathering and compression agreement only includes minimum volume commitments under certain circumstances.

The gathering and compression agreement includes minimum volume commitments only on new high pressure pipelines and compressor stations that we construct at Antero’s request. Our existing compressor stations and gathering pipelines are not supported by minimum volume commitments from Antero. Any decrease in the current levels of throughput on our gathering and compression systems could reduce our revenue and cash flow and adversely affect our ability to make cash distributions to our unitholders.

We may not be able to attract third‑party gathering and compression volumes, which could limit our ability to grow and increase our dependence on Antero.

Part of our long‑term growth strategy includes diversifying our customer base by identifying opportunities to offer services to third-parties. To date, substantially all of our revenues were earned from Antero. Our ability to increase throughput on our gathering and compression systems and any related revenue from third parties is subject to numerous factors beyond our control, including competition from third parties and the extent to which we have available capacity when requested by third parties. To the extent that we lack available capacity on our systems for third‑party volumes, we may not be able to compete effectively with third‑party systems for additional oil and natural gas production in our areas of operation. In addition, some of our natural gas and NGLs marketing competitors for third‑party volumes have greater financial resources and access to larger supplies of natural gas than those available to us, which could allow those competitors to price their services more aggressively than we do.

Our efforts to attract new unaffiliated customers may be adversely affected by (i) our relationship with Antero and the fact that a substantial majority of the capacity of our gathering and compression systems will be necessary to service Antero’s production and development and completion schedule and (ii) our desire to provide services pursuant to fee‑based contracts. As a result, we may not have the capacity to provide services to third parties and/or potential third‑party customers may prefer to obtain services pursuant to other forms of contractual arrangements under which we would be required to assume direct commodity exposure.

We will be required to make substantial capital expenditures to increase our asset base. If we are unable to obtain needed capital or financing on satisfactory terms, our ability to make cash distributions may be diminished or our financial leverage could increase.

In order to increase our asset base, we will need to make expansion capital expenditures. If we do not make sufficient or effective expansion capital expenditures, we will be unable to expand our business operations and, as a result, we will be unable to raise the level of our future cash distributions. To fund our expansion capital expenditures and investment capital expenditures, we will be required to use cash from our operations or incur borrowings. Alternatively, we may sell additional common units or other securities to fund our capital expenditures. Such uses of cash from our operations will reduce cash available for distribution to our unitholders. Our ability to obtain bank financing or our ability to access the capital markets for future equity or debt offerings may be limited by our or Antero’s financial condition at the time of any such financing or offering and the covenants in our existing debt agreements, as well as by general economic conditions, contingencies and uncertainties that are beyond our control. Even if we are successful in obtaining the necessary funds, the terms of such financings could limit our ability to pay distributions to our unitholders. In addition, incurring additional debt may significantly increase our interest expense and financial leverage, and issuing additional limited partner interests may result in significant unitholder dilution and would increase the aggregate amount of cash required to maintain the then‑current distribution rate, which could materially decrease our ability to pay distributions at the prevailing distribution rate. Neither Antero, our general partner or any of their respective affiliates is committed to providing any direct or indirect support to fund our growth.

Our option to purchase Antero’s fresh water distribution systems, our right‑of‑first‑offer agreement with Antero for gas processing services and our right to participate in the Regional Gathering System are subject to risks and uncertainty, and thus may not enhance our ability to grow our business.

Antero has granted us an option to purchase its fresh water distribution systems at fair market value. In addition, pursuant to our right‑of‑first‑offer agreement, Antero has agreed, subject to certain exceptions, not to procure any gas processing or NGLs fractionation, transportation or marketing services with respect to its production (other than production subject to a pre‑existing dedication) without first offering us the right to provide such services. The development of gas processing infrastructure in connection with the exercise of our right‑of‑first‑offer will depend upon, among other things, our ability to obtain financing on acceptable terms for the construction of such facilities and our ability to provide such services on the same or better terms than third parties. We can offer no assurance that we will be able to successfully develop processing infrastructure pursuant to these rights. Additionally, Antero is under no obligation to accept any offer made by us. Furthermore, for a variety of reasons, we may decide not to exercise these rights when they become available.

We have a right to participate for up to a 15% non‑operating equity interest in the Regional Gathering System that will expire six months following the date on which the Regional Gathering System is placed into service, which is currently scheduled to occur during the fourth quarter of 2015. We have not determined to what extent, if any, we would exercise this option. We can offer no assurance that our participation in the Regional Gathering System, if we exercise the option, will enhance our cash flows or ability to pay distributions.

Our gathering and compression systems are concentrated in the Appalachian Basin, making us vulnerable to risks associated with operating in one major geographic area.

We rely primarily on revenues generated from gathering and compression systems that we own, which are located in the Marcellus and Utica Shales. As a result of this concentration, we may be disproportionately exposed to the impact of regional supply and demand factors, delays or interruptions of production from wells in this area caused by governmental regulation, market limitations or interruption of the processing or transportation of natural gas, NGLs or oil.

The amount of cash we have available for distribution to our unitholders depends primarily on our cash flow and not solely on profitability, which may prevent us from making distributions, even during periods in which we record net income.

You should be aware that the amount of cash we have available for distribution depends primarily upon our cash flow and not solely on profitability, which will be affected by non‑cash items. As a result, we may make cash distributions during periods when we record a net loss for financial accounting purposes, and conversely, we might fail to make cash distributions during periods when we record net income for financial accounting purposes.

Our construction or purchase of new gathering and compression, processing or other assets may not result in revenue increases and may be subject to regulatory, environmental, political, legal and economic risks, which could adversely affect our cash flows, results of operations and financial condition and, as a result, our ability to distribute cash to our unitholders.

The construction of additions or modifications to our existing systems and the construction or purchase of new assets involves numerous regulatory, environmental, political and legal uncertainties beyond our control and may require the expenditure of significant amounts of capital. Financing may not be available on economically acceptable terms or at all. If we undertake these projects, we may not be able to complete them on schedule, at the budgeted cost or at all. Moreover, our revenues may not increase immediately upon the expenditure of funds on a particular project. For instance, if we build a processing facility, the construction may occur over an extended period of time, and we may not receive any material increases in revenues until the project is completed. Moreover, we may construct facilities to capture anticipated future production growth in an area in which such growth does not materialize. As a result, new gathering and compression, processing or other assets may not be able to attract enough throughput to achieve our expected investment return, which could adversely affect our results of operations and financial condition. In addition, the construction of additions to our existing assets may require us to obtain new rights‑of‑way prior to constructing new pipelines or facilities. We may be unable to timely obtain such rights‑of‑way to connect new natural gas supplies to our existing gathering pipelines or capitalize on other attractive expansion opportunities. Additionally, it may become more expensive for us to obtain new rights‑of‑way or to expand or renew existing rights‑of‑way. If the cost of renewing or obtaining new rights‑of‑way increases, our cash flows could be adversely affected.

A shortage of equipment and skilled labor in the Appalachian Basin could reduce equipment availability and labor productivity and increase labor and equipment costs, which could have a material adverse effect on our business and results of operations.

Gathering and compression services require special equipment and laborers skilled in multiple disciplines, such as equipment operators, mechanics and engineers, among others. If we experience shortages of necessary equipment or skilled labor in the future, our labor and equipment costs and overall productivity could be materially and adversely affected. If our equipment or labor prices increase or if we experience materially increased health and benefit costs for employees, our results of operations could be materially and adversely affected.

If third‑party pipelines or other midstream facilities interconnected to our gathering and compression systems become partially or fully unavailable, our operating margin, cash flow and ability to make cash distributions to our unitholders could be adversely affected.

Our gathering and compression assets connect to other pipelines or facilities owned and operated by unaffiliated third parties. The continuing operation of third‑party pipelines, compressor stations and other midstream facilities is not within our control. These pipelines, plants and other midstream facilities may become unavailable because of testing, turnarounds, line repair, maintenance, reduced operating pressure, lack of operating capacity, regulatory requirements and curtailments of receipt or deliveries due to insufficient capacity or because of damage from severe weather conditions or other operational issues. In addition, if the costs to us to access and transport on these third‑party pipelines significantly increase, our profitability could be reduced. If any such increase in costs occurs or if any of these pipelines or other midstream facilities become unable to receive or transport natural gas, our operating margin, cash flow and ability to make cash distributions to our unitholders could be adversely affected.

Our exposure to commodity price risk may change over time.

We currently generate all of our revenues pursuant to fee‑based contracts under which we are paid based on the volumes that we gather and compress, rather than the underlying value of the commodity. Consequently, our existing operations and cash flows have little direct exposure to commodity price risk. Although we intend to enter into similar fee‑based contracts with new customers in the future, our efforts to negotiate such contractual terms may not be successful. In addition, we may acquire or develop additional midstream assets in a manner that increases our exposure to commodity price risk. Future exposure to the volatility of natural gas, NGL and oil prices, especially in light of the recent declines, could have a material adverse effect on our business, results of operations and financial condition and, as a result, our ability to make cash distributions to our unitholders.

Restrictions in our revolving credit facility could adversely affect our business, financial condition, results of operations and ability to make quarterly cash distributions to our unitholders.

Our revolving credit facility limits our ability to, among other things:

•	incur or guarantee additional debt;
•	redeem or repurchase units or make distributions under certain circumstances;
•	make certain investments and acquisitions;
•	incur certain liens or permit them to exist;

•	enter into certain types of transactions with affiliates;
•	merge or consolidate with another company; and
•	transfer, sell or otherwise dispose of assets.

Our revolving credit facility also contains covenants requiring us to maintain certain financial ratios. Our ability to meet those financial ratios and tests can be affected by events beyond our control, and we cannot assure you that we will meet any such ratios and tests. Additionally, we may not be able to borrow the full amount of commitments under our revolving credit facility if doing so would cause us to not meet a financial covenant.

The provisions of our revolving credit facility may affect our ability to obtain future financing and pursue attractive business opportunities and our flexibility in planning for, and reacting to, changes in business conditions. In addition, a failure to comply with the provisions of our revolving credit facility could result in a default or an event of default that could enable our lenders to declare the outstanding principal of that debt, together with accrued and unpaid interest, to be immediately due and payable. If the payment of our debt is accelerated, our assets may be insufficient to repay such debt in full, and our unitholders could experience a partial or total loss of their investment. Please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

If our assets become subject to FERC regulation or federal, state or local regulations or policies change , or if we fail to comply with market behavior rules, our financial condition, results of operations and cash flows could be materially and adversely affected.

Our gathering and transportation operations are exempt from regulation by the FERC, under the NGA. Section 1(b) of the NGA, exempts natural gas gathering facilities from regulation by the FERC under the NGA. Although the FERC has not made any formal determinations with respect to any of our facilities, we believe that the natural gas pipelines in our gathering systems meet the traditional tests the FERC has used to establish whether a pipeline is a gathering pipeline not subject to FERC jurisdiction. The distinction between FERC‑regulated transmission services and federally unregulated gathering services, however, has been the subject of substantial litigation, and the FERC determines whether facilities are gathering facilities on a case‑by‑case basis, so the classification and regulation of our gathering facilities may be subject to change based on future determinations by the FERC, the courts, or Congress. If the FERC were to consider the status of an individual facility and determine that the facility or services provided by it are not exempt from FERC regulation under the NGA, the rates for, and terms and conditions of, services provided by such facility would be subject to regulation by the FERC under the NGA or the NGPA. Such regulation could decrease revenue, increase operating costs, and, depending upon the facility in question, could adversely affect our results of operations and cash flows.

State regulation of natural gas gathering facilities and intrastate transportation pipelines generally includes various safety, environmental and, in some circumstances, nondiscriminatory take and common purchaser requirements, as well as complaint‑based rate regulation. Other state regulations may not directly apply to our business, but may nonetheless affect the availability of natural gas for purchase, compression and sale.

Moreover, FERC regulations indirectly impact our businesses and the markets for products derived from these businesses. The FERC’s policies and practices across the range of its natural gas regulatory activities, including, for example, its policies on open access transportation, market manipulation, ratemaking, gas quality, capacity release and market center promotion, indirectly affect the intrastate natural gas market. Should we fail to comply with any applicable FERC administered statutes, rules, regulations and orders, we could be subject to substantial penalties and fines, which could have a material adverse effect on our results of operations and cash flows. The FERC has civil penalty authority under the NGA and NGPA to impose penalties for current violations of up to $1,000,000 per day for each violation and disgorgement of profits associated with any violation.

For more information regarding federal and state regulation of our operations, please read “Business—Regulation of Operations.”

Increased regulation of hydraulic fracturing could result in reductions or delays in natural gas, NGLs and oil production by our customers, which could reduce the throughput on our gathering and compression systems, which could adversely impact our revenues.

All of Antero’s natural gas, NGLs and oil production is being developed from unconventional sources, such as shale formations. These reservoirs require hydraulic fracturing completion processes to release the liquids and natural gas from the rock so it can flow through casing to the surface. Hydraulic fracturing is a well stimulation process that utilizes large volumes of water and sand (or other proppant) combined with fracturing chemical additives that are pumped at high pressure to crack open previously impenetrable rock to release hydrocarbons. Hydraulic fracturing is typically regulated by state oil and gas commissions and similar agencies. Some states, including those in which we operate, have adopted, and other states are considering adopting, regulations that could impose more stringent disclosure and/or well construction requirements on hydraulic fracturing operations. In addition, various studies are currently underway by the U.S. Environmental Protection Agency, or the EPA, and other federal agencies concerning the potential environmental impacts of hydraulic fracturing activities. At the same time, certain environmental groups have suggested that additional laws may be needed to more closely and uniformly regulate the hydraulic fracturing process, and legislation has been proposed by some members of Congress to provide for such regulation. We cannot predict whether any such legislation will ever be enacted and if so, what its provisions would be. If additional levels of regulation and permits were required through the adoption of new laws and regulations at the federal or state level, that could lead to delays, increased operating costs and process prohibitions that could reduce the volumes of liquids and natural gas that move through our gathering systems, which in turn could materially adversely affect our revenues and results of operations.

Antero or any third‑party customers may incur significant liability under, or costs and expenditures to comply with, environmental and worker health and safety regulations, which are complex and subject to frequent change.

As an owner, lessee or operator of gathering pipelines and compressor stations, we are subject to various stringent federal, state, provincial and local laws and regulations relating to the discharge of materials into, and protection of, the environment. Numerous governmental authorities, such as the EPA and analogous state agencies, have the power to enforce compliance with these laws and regulations and the permits issued under them, oftentimes requiring difficult and costly response actions. These laws and regulations may impose various obligations that are applicable to our and our customer’s operations, including the acquisition of permits to conduct regulated activities, the incurrence of capital or operating expenditures to limit or prevent releases of materials from our or our customers’ operations, the imposition of specific standards addressing worker protection, and the imposition of substantial liabilities and remedial obligations for pollution or contamination resulting from our and our customer’s operations. Failure to comply with these laws, regulations and permits may result in joint and several, strict liability and the assessment of administrative, civil and criminal penalties, the imposition of remedial obligations, and the issuance of injunctions limiting or preventing some or all of our operations. Private parties, including the owners of the properties through which our gathering systems pass and facilities where wastes resulting from our operations are taken for reclamation or disposal, may also have the right to pursue legal actions to enforce compliance, as well as to seek damages for non‑compliance, with environmental laws and regulations or for personal injury or property damage. We may not be able to recover all or any of these costs from insurance. In addition, we may experience a delay in obtaining or be unable to obtain required permits, which may cause it to lose potential and current customers, interrupt its operations and limit its growth and revenues, which in turn could affect our profitability. There is no assurance that changes in or additions to public policy regarding the protection of the environment will not have a significant impact on our operations and profitability.

Our operations also pose risks of environmental liability due to leakage, migration, releases or spills from our operations to surface or subsurface soils, surface water or groundwater. Certain environmental laws impose strict as well as joint and several liability for costs required to remediate and restore sites where hazardous substances, hydrocarbons, or solid wastes have been stored or released. We may be required to remediate contaminated properties currently or formerly operated by us or facilities of third parties that received waste generated by our operations regardless of whether such contamination resulted from the conduct of others or from consequences of our own actions that were in compliance with all applicable laws at the time those actions were taken. In addition, claims for damages to persons or property, including natural resources, may result from the environmental, health and safety impacts of our operations. Moreover, public interest in the protection of the environment has increased dramatically in recent years. The trend of more expansive and stringent environmental legislation and regulations applied to the crude oil and natural gas industry could continue, resulting in increased costs of doing business and consequently affecting profitability. Please read “Business—Regulation of Environmental and Occupational Safety and Health Matters” for more information.

Climate change laws and regulations restricting emissions of “greenhouse gases” could result in increased operating costs and reduced demand for the natural gas that we gather while potential physical effects of climate change could disrupt our production and cause us to incur significant costs in preparing for or responding to those effects.

In response to findings that emissions of carbon dioxide, methane and other greenhouse gases, or GHGs, present an endangerment to public health and the environment, the EPA has adopted regulations under existing provisions of the federal Clean Air Act that, among other things, establish Prevention of Significant Deterioration, or PSD, construction and Title V operating permit reviews for certain large stationary sources that are already potential sources of conventional pollutants. Facilities required to obtain PSD permits for their GHG emissions also will be required to meet “best available control technology” standards that will be established by the states or, in some cases, by the EPA on a case‑by‑case basis. These EPA rulemakings could adversely affect our operations and restrict or delay our ability to obtain air permits for new or modified sources. In addition, the EPA has adopted rules requiring the monitoring and reporting of GHG emissions from specified onshore and offshore oil and gas production sources in the U.S. on an annual basis. We are monitoring GHG emissions from our operations in accordance with the GHG emissions reporting rule. While Congress has from time to time considered legislation to reduce emissions of GHGs, there has not been significant activity in the form of adopted legislation to reduce GHG emissions at the federal level in recent years. In the absence of such federal climate legislation, a number of state and regional efforts have emerged that are aimed at tracking and/or reducing GHG emissions by means of cap and trade programs that typically require major sources of GHG emissions, such as electric power plants, to acquire and surrender emission allowances in return for emitting those GHGs. If Congress undertakes comprehensive tax reform in the coming year, it is possible that such reform may include a carbon tax, which could impose additional direct costs on operations and reduce demand for refined products. In any event, the Obama administration announced its Climate Action Plan in 2013, which, among other things, directs federal agencies to develop a strategy for the reduction of methane emissions, including emissions from the oil and gas industry. As part of the Climate Action Plan, the Obama Administration also announced that it intends to adopt additional regulations to reduce emissions of methane and other GHGs and also rules to encourage greater use of low carbon technologies sometime in 2015. Although it is not possible at this time to predict how legislation or new regulations that may be adopted to address GHG emissions would impact our business, any such future laws and regulations imposing reporting obligations on, or limiting emissions of GHGs from, our equipment and operations could require us to incur costs to reduce emissions of GHGs associated with our operations. Substantial limitations on GHG emissions could also adversely affect demand for the natural gas we gather. Finally, it should be noted that some scientists have concluded that increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, floods and other climatic events; if any such effects were to occur, they could have an adverse effect on our exploration and production operations.

We may incur significant costs and liabilities as a result of pipeline integrity management program testing and any related pipeline repair or preventative or remedial measures.

The United States Department of Transportation, or DOT, has adopted regulations requiring pipeline operators to develop integrity management programs for transportation pipelines located where a leak or rupture could do the most harm in “high consequence areas.” The regulations require operators to:

•	perform ongoing assessments of pipeline integrity;
•	identify and characterize applicable threats to pipeline segments that could impact a high consequence area;
•	improve data collection, integration and analysis;
•	repair and remediate the pipeline as necessary; and
•	implement preventive and mitigating actions.

The Pipeline Safety, Regulatory Certainty and Job Creation Act of 2011, or the 2011 Pipeline Safety Act, among other things, increased the maximum civil penalty for pipeline safety violations and directed the Secretary of Transportation to promulgate rules or standards relating to expanded integrity management requirements, automatic or remote‑controlled valve use, excess flow valve use, leak detection system installation and testing to confirm the material strength of pipe operating above 30% of specified minimum yield strength in high consequence areas. Consistent with the 2011 Pipeline Safety Act,, the Pipelines and Hazardous Materials Safety Administration, or PHMSA, finalized rules consistent with the signed act that increased the maximum administrative civil penalties for violations of the pipeline safety laws and regulations to $200,000 per violation per day, with a maximum of $2,000,000 for a related series of violations. Should our operations fail to comply with DOT or comparable state regulations, we could be subject to substantial penalties and fines. Additionally, in May 2011, PHMSA published a final rule adding reporting obligations and integrity management standards to certain rural low‑stress hazardous liquid pipelines that were not previously regulated in such manner.

PHMSA has also published advanced notices of proposed rulemaking to solicit comments on the need for changes to its safety regulations, including whether to extend the integrity management requirements to additional types of facilities pipelines, such as gathering pipelines and related facilities. Additionally, in 2012, PHMSA issued an advisory bulletin providing guidance on the verification of records related to pipeline maximum allowable operating pressure, which could result in additional requirements for the pressure testing of pipelines or the reduction of maximum operating pressures. The adoption of these and other laws or regulations that apply more comprehensive or stringent safety standards could require us to install new or modified safety controls, pursue new capital projects, or conduct maintenance programs on an accelerated basis, all of which could require us to incur increased operational costs that could be significant. While we cannot predict the outcome of legislative or regulatory initiatives, such legislative and regulatory changes could have a material effect on our cash flow. Please read “Business—Pipeline Safety Regulation” for more information.

Our business involves many hazards and operational risks, some of which may not be fully covered by insurance. The occurrence of a significant accident or other event that is not fully insured could curtail our operations and have a material adverse effect on our ability to distribute cash and, accordingly, the market price for our common units.

Our operations are subject to all of the hazards inherent in the gathering and compression of natural gas, including:

•

unintended breach of impoundment and downstream flooding, release of invasive species or aquatic pathogens, hazardous spills near intake points, trucking collision, vandalism, excessive road damage or bridge collapse and unauthorized access or use of automation controls;

•	damage to pipelines, compressor stations, pump stations, impoundments, related equipment and surrounding properties caused by natural disasters, acts of terrorism and acts of third parties;
•	damage from construction, farm and utility equipment as well as other subsurface activity (for example, mine subsidence);
•	leaks of natural gas, NGLs or oil or losses of natural gas, NGLs or oil as a result of the malfunction of equipment or facilities;
•	fires, ruptures and explosions;
•	other hazards that could also result in personal injury and loss of life, pollution and suspension of operations; and
•	hazards experienced by other operators that may affect our operations by instigating increased regulations and oversight.

Any of these risks could adversely affect our ability to conduct operations or result in substantial loss to us as a result of claims for:

•	injury or loss of life;
•	damage to and destruction of property, natural resources and equipment;
•	pollution and other environmental damage;
•	regulatory investigations and penalties;
•	suspension of our operations; and
•	repair and remediation costs.

We may elect not to obtain insurance for any or all of these risks if we believe that the cost of available insurance is excessive relative to the risks presented. In addition, pollution and environmental risks generally are not fully insurable under policies we are covered under, and neither we nor Antero Investment on our behalf have obtained pollution insurance. The occurrence of an event that is not fully covered by insurance could have a material adverse effect on our business, financial condition and results of operations.

We do not own all of the land on which our pipelines and facilities are located, which could result in disruptions to our operations.

We do not own all of the land on which our pipelines and facilities have been constructed, and we are, therefore, subject to the possibility of more onerous terms or increased costs to retain necessary land use if we do not have valid rights‑of‑way or if such rights‑of‑way lapse or terminate. We obtain the rights to construct and operate our pipelines on land owned by third parties and governmental agencies for a specific period of time. Our loss of these rights, through our inability to renew right‑of‑way contracts or otherwise, could have a material adverse effect on our business, results of operations, financial condition and ability to make cash distributions to you.

The loss of key personnel could adversely affect our ability to operate.

We depend on the services of a relatively small group of our general partner’s senior management and technical personnel. We do not maintain, nor do we plan to obtain, any insurance against the loss of any of these individuals. The loss of the services of our general partner’s senior management or technical personnel, including Paul M. Rady, Chairman and Chief Executive Officer, and Glen C. Warren, Jr., President and Chief Financial Officer, could have a material adverse effect on our business, financial condition and results of operations.

We do not have any officers or employees and rely solely on officers of our general partner and employees of Antero.

We are managed and operated by the board of directors of our general partner. Affiliates of Antero conduct businesses and activities of their own in which we have no economic interest. As a result, there could be material competition for the time and effort of the officers and employees who provide services to our general partner and Antero. If our general partner and the officers and employees of Antero do not devote sufficient attention to the management and operation of our business, our financial results may suffer, and our ability to make distributions to our unitholders may be reduced.

Debt we incur in the future may limit our flexibility to obtain financing and to pursue other business opportunities.

Our future level of debt could have important consequences to us, including the following:

•

our ability to obtain additional financing, if necessary, for working capital, capital expenditures (including required drilling pad connections and well connections pursuant to our gathering and compression agreements as well as acquisitions) or other purposes may be impaired or such financing may not be available on favorable terms;

•	our funds available for operations, future business opportunities and distributions to unitholders will be reduced by that portion of our cash flow required to make interest payments on our debt;
•	we may be more vulnerable to competitive pressures or a downturn in our business or the economy generally; and
•	our flexibility in responding to changing business and economic conditions may be limited.

Our ability to service our debt will depend upon, among other things, our future financial and operating performance, which will be affected by prevailing economic conditions and financial, business, regulatory and other factors, some of which are beyond our control. If our operating results are not sufficient to service any future indebtedness, we will be forced to take actions such as reducing distributions, reducing or delaying our business activities, investments or capital expenditures, selling assets or issuing equity. We may not be able to effect any of these actions on satisfactory terms or at all.

Terrorist attacks or cyber‑attacks could have a material adverse effect on our business, financial condition or results of operations.

Terrorist attacks or cyber‑attacks may significantly affect the energy industry, including our operations and those of our customers, as well as general economic conditions, consumer confidence and spending and market liquidity. Strategic targets, such as energy‑related assets, may be at greater risk of future attacks than other targets in the United States. Our insurance may not protect us against such occurrences. Consequently, it is possible that any of these occurrences, or a combination of them, could have a material adverse effect on our business, financial condition and results of operations.

Risks Inherent in an Investment in Us

Antero, our general partner and their respective affiliates, including Antero Investment, which owns our general partner, have conflicts of interest with us and limited duties to us and our unitholders, and they may favor their own interests to the detriment of us and our other common unitholders.

Antero Investment indirectly owns and controls our general partner and appoints all of the officers and directors of our general partner. All of the officers and a majority of the directors of our general partner are officers or directors of Antero Investment. Similarly, all of the officers and a majority of the directors of our general partner are also officers or directors of Antero. Although our general partner has a duty to manage us in a manner that is beneficial to us and our unitholders, the directors and officers of our general partner have a fiduciary duty to manage our general partner in a manner that is beneficial to its owner, Antero Investment. Further, our general partner’s directors and officers who are also directors and officers of Antero have a fiduciary duty to manage Antero in a manner that is beneficial to Antero. Conflicts of interest will arise between Antero, Antero Investment and our general partner, on the one hand, and us and our common unitholders, on the other hand. In resolving these conflicts of interest, our general partner may favor its own interests and the interests of Antero Investment or Antero over our interests and the interests of our unitholders. These conflicts include the following situations, among others:

•	actions taken by our general partner may affect the amount of cash available to pay distributions to unitholders or accelerate the right to convert subordinated units;
•	the directors and officers of Antero Investment have a fiduciary duty to make decisions in the best interests of the owners of Antero Investment, which may be contrary to our interests;
•	the directors and officers of Antero have a fiduciary duty to make decisions in the best interests of the owners of Antero, which may be contrary to our interests;
•	our general partner is allowed to take into account the interests of parties other than us, such as Antero Investment, in exercising certain rights under our partnership agreement;
•	except in limited circumstances, our general partner has the power and authority to conduct our business without unitholder approval;
•	our general partner may cause us to borrow funds in order to permit the payment of cash distributions,
•

our general partner determines the amount and timing of asset purchases and sales, borrowings, issuances of additional partnership securities and the level of reserves, each of which can affect the amount of cash that is distributed to our unitholders;

•

our general partner determines the amount and timing of any capital expenditure and whether a capital expenditure is classified as a maintenance capital expenditure, which reduces operating surplus, or an expansion capital expenditure, which does not reduce operating surplus, and this determination can affect the amount of cash from operating surplus that is distributed to our unitholders which, in turn, may affect the ability of the subordinated units owned by Antero to convert;

•

our partnership agreement limits the liability of, and replaces the duties owed by, our general partner and also restricts the remedies available to our unitholders for actions that, without the limitations, might constitute breaches of fiduciary duty;

•	common unitholders have no right to enforce obligations of our general partner and its affiliates under agreements with us;
•	contracts between us, on the one hand, and our general partner and its affiliates, on the other, are not and will not be the result of arm’s‑length negotiations;
•	except in limited circumstances, our general partner has the power and authority to conduct our business without unitholder approval;
•

our partnership agreement permits us to distribute up to $75.0 million as operating surplus, even if it is generated from asset sales, non‑working capital borrowings or other sources that would otherwise constitute capital surplus, which may be used to fund distributions on our subordinated units or the incentive distribution rights;

•	our general partner determines which costs incurred by it and its affiliates (including Antero) are reimbursable by us;

•

our partnership agreement does not restrict our general partner from causing us to pay it or its affiliates for any services rendered to us or entering into additional contractual arrangements with its affiliates on our behalf;

•	our general partner intends to limit its liability regarding our contractual and other obligations;
•	our general partner may exercise its right to call and purchase common units if it and its affiliates (including Antero) own more than 80% of the common units;
•	our general partner controls the enforcement of obligations that it and its affiliates (including Antero) owe to us;
•	we may not choose to retain separate counsel for ourselves or for the holders of common units;
•	our general partner’s affiliates may compete with us, and neither our general partner nor its affiliates have any obligation to present business opportunities to us; and
•

the holder or holders of our incentive distribution rights may elect to cause us to issue common units to it in connection with a resetting of incentive distribution levels without the approval of our unitholders, which may result in lower distributions to our common unitholders in certain situations.

Ongoing cost reimbursements due to our general partner and its affiliates for services provided, which are determined by our general partner, will be substantial and will reduce our cash available for distribution to our unitholders.

Prior to making distributions on our common units, we reimburse our general partner and its affiliates for all expenses they incur on our behalf. These expenses include all costs incurred by our general partner and its affiliates in managing and operating us, including costs for rendering administrative staff and support services to us and reimbursements paid by our general partner to Antero for customary management and general administrative services. There is no limit on the amount of expenses for which our general partner and its affiliates may be reimbursed under the services agreement. Our partnership agreement provides that our general partner determines the expenses that are allocable to us in good faith. In addition, under Delaware partnership law, our general partner has unlimited liability for our obligations, such as our debts and environmental liabilities, except for our contractual obligations that are expressly made without recourse to our general partner. To the extent our general partner incurs obligations on our behalf, we are obligated to reimburse or indemnify it. If we are unable or unwilling to reimburse or indemnify our general partner, our general partner may take actions to cause us to make payments of these obligations and liabilities. Any such payments could reduce the amount of cash otherwise available for distribution to our unitholders.

We expect to distribute a significant portion of our cash available for distribution to our partners, which could limit our ability to grow and make acquisitions.

We plan to distribute most of our cash available for distribution, which may cause our growth to proceed at a slower pace than that of businesses that reinvest their cash to expand ongoing operations. To the extent we issue additional units in connection with any acquisitions or expansion capital expenditures, the payment of distributions on those additional units may increase the risk that we will be unable to maintain or increase our per unit distribution level. There are no limitations in our partnership agreement on our ability to issue additional units, including units ranking senior to the common units. In addition, the incurrence of commercial borrowings or other debt to finance our growth strategy would result in increased interest expense, which, in turn, may reduce the cash that we have available to distribute to our unitholders.

Our partnership agreement replaces our general partner’s fiduciary duties to holders of our units with contractual standards governing its duties.

Our partnership agreement contains provisions that eliminate and replace the fiduciary standards to which our general partner would otherwise be held by state fiduciary duty law. For example, our partnership agreement permits our general partner to make a number of decisions, in its individual capacity, as opposed to in its capacity as our general partner, or otherwise, free of fiduciary duties to us and our unitholders other than the implied contractual covenant of good faith and fair dealing, which means that a court will enforce the reasonable expectations of the parties where the language in our partnership agreement does not provide for a clear course of action. This entitles our general partner to consider only the interests and factors that it desires, and it has no duty or obligation to give any consideration to any interest of, or factors affecting, us, our affiliates or our limited partners. Examples of decisions that our general partner may make in its individual capacity include:

•	how to allocate business opportunities among us and its other affiliates;
•	whether to exercise its limited call right;
•	how to exercise its voting rights with respect to the units it owns;
•	whether to exercise its registration rights;
•	whether to elect to reset target distribution levels; and
•	whether or not to consent to any merger or consolidation of the partnership or amendment to the partnership agreement.

Unitholders are treated as having consented to the provisions in the partnership agreement, including the provisions discussed above.

Our partnership agreement designates the Court of Chancery of the State of Delaware as the exclusive forum for certain types of actions and proceedings that may be initiated by our unitholders, which limits our unitholders’ ability to choose the judicial forum for disputes with us or our general partner’s directors, officers or other employees. Our partnership agreement also provides that any unitholder bringing an unsuccessful action will be obligated to reimburse us for any costs we have incurred in connection with such unsuccessful action.

Our partnership agreement provides that, with certain limited exceptions, the Court of Chancery of the State of Delaware will be the exclusive forum for any claims, suits, actions or proceedings (1) arising out of or relating in any way to our partnership agreement (including any claims, suits or actions to interpret, apply or enforce the provisions of our partnership agreement or the duties, obligations or liabilities among limited partners or of limited partners to us, or the rights or powers of, or restrictions on, the limited partners or us), (2) brought in a derivative manner on our behalf, (3) asserting a claim of breach of a duty owed by any director, officer or other employee of us or our general partner, or owed by our general partner, to us or the limited partners, (4) asserting a claim arising pursuant to any provision of the Delaware Revised Uniform Limited Partnership Act (the “Delaware Act”) or (5) asserting a claim against us governed by the internal affairs doctrine. In addition, if any unitholder brings any of the aforementioned claims, suits, actions or proceedings and such person does not obtain a judgment on the merits that substantially achieves, in substance and amount, the full remedy sought, then such person shall be obligated to reimburse us and our affiliates for all fees, costs and expenses of every kind and description, including but not limited to all reasonable attorneys’ fees and other litigation expenses, that the parties may incur in connection with such claim, suit, action or proceeding. Limited partners who own common units irrevocably consent to these limitations, provisions and potential reimbursement obligations regarding claims, suits, actions or proceedings and submitting to the exclusive jurisdiction of the Court of Chancery of the State of Delaware (or such other court) in connection with any such claims, suits, actions or proceedings. These provisions may have the effect of discouraging lawsuits against us and our general partner’s directors and officers.

Holders of our common units have limited voting rights and are not entitled to elect our general partner or its directors, which could reduce the price at which our common units will trade.

Compared to the holders of common stock in a corporation, unitholders have limited voting rights and, therefore, limited ability to influence management’s decisions regarding our business. Unitholders will have no right on an annual or ongoing basis to elect our general partner or its board of directors. The board of directors of our general partner, including the independent directors, is chosen entirely by Antero Investment, as a result of it owning our general partner, and not by our unitholders. Please read “Item 10. Directors, Executive Officers, and Corporate Governance—Management of Antero Midstream Partners LP” and “Certain Relationships and Related Transactions.” Unlike publicly‑traded corporations, we do not conduct annual meetings of our unitholders to elect directors or conduct other matters routinely conducted at annual meetings of stockholders of corporations. As a result of these limitations, the price at which the common units will trade could be diminished because of the absence or reduction of a takeover premium in the trading price.

Our general partner intends to limit its liability regarding our obligations.

Our general partner intends to limit its liability under contractual arrangements between us and third parties so that the counterparties to such arrangements have recourse only against our assets, and not against our general partner or its assets. Our general partner may therefore cause us to incur indebtedness or other obligations that are nonrecourse to our general partner. Our partnership agreement provides that any action taken by our general partner to limit its liability is not a breach of our general partner’s duties, even if we could have obtained more favorable terms without the limitation on liability. In addition, we are obligated to reimburse or indemnify our general partner to the extent that it incurs obligations on our behalf. Any such reimbursement or indemnification payments would reduce the amount of cash otherwise available for distribution to our unitholders.

Our general partner may elect to cause us to issue common units to it in connection with a resetting of the target distribution levels related to its incentive distribution rights, without the approval of the conflicts committee of our general partner’s board of directors or the holders of our common units. This could result in lower distributions to holders of our common units.

Our general partner has the right, as the initial holder of our incentive distribution rights, at any time when there are no subordinated units outstanding and it has received incentive distributions at the highest level to which it is entitled (50%) for the prior four consecutive fiscal quarters, to reset the initial target distribution levels at higher levels based on our distributions at the time of the exercise of the reset election. Following a reset election by our general partner, the minimum quarterly distribution will be adjusted to equal the reset minimum quarterly distribution, and the target distribution levels will be reset to correspondingly higher levels based on percentage increases above the reset minimum quarterly distribution.

If our general partner elects to reset the target distribution levels, it will be entitled to receive a number of common units. The number of common units to be issued to our general partner will equal the number of common units that would have entitled our general partner to an aggregate quarterly cash distribution in the quarter prior to the reset election equal to the distribution to our general partner on the incentive distribution rights in the quarter prior to the reset election. We anticipate that our general partner would exercise this reset right in order to facilitate acquisitions or internal growth projects that would not be sufficiently accretive to cash distributions per common unit without such conversion. It is possible, however, that our general partner could exercise this reset election at a time when it is experiencing, or expects to experience, declines in the cash distributions it receives related to its incentive distribution rights and may, therefore, desire to be issued common units rather than retain the right to receive incentive distributions based on the initial target distribution levels. This risk could be elevated if our incentive distribution rights have been transferred to a third party. As a result, a reset election may cause our common unitholders to experience a reduction in the amount of cash distributions that our common unitholders would have otherwise received had we not issued new common units to our general partner in connection with resetting the target distribution levels. Our general partner may transfer all or a portion of the incentive distribution rights in the future. After any such transfer, the holder or holders of a majority of our incentive distribution rights will be entitled to exercise the right to reset the target distribution levels.

The incentive distribution rights held by our general partner may be transferred to a third party without unitholder consent.

Our general partner may transfer its incentive distribution rights to a third party at any time without the consent of our unitholders. If our general partner transfers its incentive distribution rights to a third party but retains its general partner interest, our general partner (and its owner, Antero Investment) may not have the same incentive to grow our partnership and increase quarterly distributions to unitholders over time as it would if it had retained ownership of its incentive distribution rights.

Increases in interest rates could adversely impact our unit price and our ability to issue additional equity, to incur debt to capture growth opportunities or for other purposes, or to make cash distributions at our intended levels.

If interest rates rise, the interest rates on our revolving credit facility, future credit facilities and debt offerings could be higher than current levels, causing our financing costs to increase accordingly. As with other yield‑ oriented securities, our unit price is impacted by the level of our cash distributions and implied distribution yield. The distribution yield is often used by investors to compare and rank related yield‑oriented securities for investment decision‑making purposes. Therefore, changes in interest rates, either positive or negative, may affect the yield requirements of investors who invest in our units, and a rising interest rate environment could have an adverse impact on our unit price and our ability to issue additional equity, to incur debt to expand or for other purposes, or to make cash distributions at our intended levels.

Our partnership agreement restricts the voting rights of unitholders owning 20% or more of our common units.

Unitholders’ voting rights are further restricted by the partnership agreement provision providing that any units held by a person or group that owns 20% or more of any class of units then outstanding, other than our general partner, its affiliates (including Antero), their transferees and persons who acquired such units with the prior approval of the board of directors of our general partner, cannot vote on any matter.

Control of our general partner may be transferred to a third party without unitholder consent.

Our general partner may transfer its general partner interest to a third party in a merger or in a sale of all or substantially all of its assets without the consent of our unitholders. Furthermore, our partnership agreement does not restrict the ability of the owners of our general partner from transferring all or a portion of their respective ownership interest in our general partner to a third party. The new owners of our general partner would then be in a position to replace the board of directors and officers of our general partner with its own choices and thereby exert significant control over the decisions made by the board of directors and officers. This effectively permits a “change of control” without the vote or consent of the unitholders.

We may issue additional units, including units that are senior to the common units, without unitholder approval, which would dilute our unitholders’ existing ownership interests.

Our partnership agreement does not limit the number of additional limited partner interests that we may issue at any time without the approval of our unitholders. The issuance by us of additional common units or other equity securities of equal or senior rank will have the following effects:

•	each unitholder’s proportionate ownership interest in us will decrease;
•	the amount of cash available for distribution on each unit may decrease;
•

because a lower percentage of total outstanding units will be subordinated units, the risk that a shortfall in the payment of the minimum quarterly distribution will be borne by our common unitholders will increase;

•	the ratio of taxable income to distributions may increase;

•	the relative voting strength of each previously outstanding unit may be diminished; and
•	the market price of the common units may decline.

There are no limitations in our partnership agreement on our ability to issue units ranking senior to the common units.

In accordance with Delaware law and the provisions of our partnership agreement, we may issue additional partnership interests that are senior to the common units in right of distribution, liquidation and voting. The issuance by us of units of senior rank may, among other adverse effects: (i) reduce or eliminate the amount of cash available for distribution to our common unitholders; (ii) diminish the relative voting strength of the total common units outstanding as a class; or (iii) subordinate the claims of the common unitholders to our assets in the event of our liquidation.

Future sales of common units in the public markets or otherwise, which sales could have an adverse impact on the trading price of the common units.

As of February 19, 2015, Antero holds 29,940,957 common units and all 75,940,957 subordinated units. All of the subordinated units will convert into common units at the end of the subordination period and may convert earlier. Additionally, we have agreed to provide Antero with certain registration rights, pursuant to which we may be required to register the common units they hold under the Securities Act and applicable state securities laws. Pursuant to the registration rights agreement and our partnership agreement, we may be required to undertake a future public or private offering of common units and use the net proceeds from such offering to redeem an equal number of common units held by Antero.

In November 2014, we filed a registration statement on Form S‑8 under the Securities Act to register common units issuable under the Midstream LTIP. Subject to applicable vesting requirements, Rule 144 limitations applicable to affiliates and the expiration of lock‑up agreements, common units registered under the registration statement on Form S‑8 will be available for resale immediately in the public market without restriction.

Future sales of common units in public or private markets could have an adverse impact on the price of the common units or on any trading market that may develop.

Our general partner has a limited call right that may require unitholders to sell their common units at an undesirable time or price.

If at any time our general partner and its affiliates (including Antero) own more than 80% of the common units, our general partner will have the right, but not the obligation, which it may assign to any of its affiliates or to us, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price equal to the greater of (i) the average of the daily closing price of the common units over the 20 trading days preceding the date three days before notice of exercise of the call right is first mailed and (ii) the highest per‑unit price paid by our general partner or any of its affiliates for common units during the 90‑day period preceding the date such notice is first mailed. As a result, unitholders may be required to sell their common units at an undesirable time or price and may not receive any return or a negative return on their investment. Unitholders may also incur a tax liability upon a sale of their units. Our general partner is not obligated to obtain a fairness opinion regarding the value of the common units to be repurchased by it upon exercise of the limited call right. There is no restriction in our partnership agreement that prevents our general partner from issuing additional common units and exercising its call right. If our general partner exercised its limited call right, the effect would be to take us private and, if the units were subsequently deregistered, we would no longer be subject to the reporting requirements of the Securities Exchange Act of 1934, or the Exchange Act. Our general partner and its affiliates (including Antero) own an aggregate of 19.7% of our common and all of our subordinated units. At the end of the subordination period, assuming no additional issuances of units (other than upon the conversion of the subordinated units), our general partner and its affiliates will own 69.7% of our common units.

Your liability may not be limited if a court finds that unitholder action constitutes control of our business.

A general partner of a partnership generally has unlimited liability for the obligations of the partnership, except for those contractual obligations of the partnership that are expressly made without recourse to the general partner. Our partnership is organized under Delaware law, and we own assets and conduct business in Pennsylvania, West Virginia and Ohio. You could be liable for any and all of our obligations as if you were a general partner if:

•	a court or government agency determined that we were conducting business in a state but had not complied with that particular state’s partnership statute; or
•

your right to act with other unitholders to remove or replace the general partner, to approve some amendments to our partnership agreement or to take other actions under our partnership agreement constitute “control” of our business.

Unitholders may have liability to repay distributions that were wrongfully distributed to them.

Under certain circumstances, unitholders may have to repay amounts wrongfully returned or distributed to them. Under Section 17‑607 of the Delaware Act, we may not make a distribution to our unitholders if the distribution would cause our liabilities to exceed the fair value of our assets. Delaware law provides that for a period of three years from the date of the impermissible distribution, limited partners who received the distribution and who knew at the time of the distribution that it violated Delaware law will be liable to the limited partnership for the distribution amount. Substituted limited partners are liable for the obligations of the assignor to make contributions to the partnership that are known to the substituted limited partner at the time it became a limited partner and for unknown obligations if the liabilities could be determined from the partnership agreement. Liabilities to partners on account of their partnership interest and liabilities that are non‑recourse to the partnership are not counted for purposes of determining whether a distribution is permitted.

The price of our common units may fluctuate significantly, which could cause you to lose all or part of your investment.

The market price of our common units is influenced by many factors, some of which are beyond our control, including:

•	our quarterly distributions;
•	our quarterly or annual earnings or those of other companies in our industry;
•	events affecting Antero;
•	announcements by us or our competitors of significant contracts or acquisitions;
•	changes in accounting standards, policies, guidance, interpretations or principles;
•	general economic conditions;
•	the failure of securities analysts to cover our common units or changes in financial estimates by analysts;
•	future sales of our common units; and
•	other factors described in these “Risk Factors.”

If we fail to develop or maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud. As a result, current and potential unitholders could lose confidence in our financial reporting, which would harm our business and the trading price of our units.

Effective internal controls are necessary for us to provide reliable financial reports, prevent fraud and operate successfully as a public company. If we cannot provide reliable financial reports or prevent fraud, our reputation and operating results would be harmed. We cannot be certain that our efforts to develop and maintain our internal controls will be successful, that we will be able to maintain adequate controls over our financial processes and reporting in the future or that we will be able to comply with our obligations under Section 404 of the Sarbanes Oxley Act of 2002. Any failure to develop or maintain effective internal controls, or difficulties encountered in implementing or improving our internal controls, could harm our operating results or cause us to fail to meet our reporting obligations. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which would likely have a negative effect on the trading price of our units.

For as long as we are an “emerging growth company,” we will not be required to comply with certain disclosure requirements that apply to other public companies.

We are classified as an “emerging growth company” under the JOBS Act. For as long as we are an “emerging growth company,” which may be up to five full fiscal years, unlike other public companies, we will not be required to, among other things, (1) provide an auditor’s attestation report on management’s assessment of the effectiveness of our system of internal control over financial reporting pursuant to Section 404(b) of the Sarbanes‑Oxley Act, (2) comply with any new requirements adopted by the PCAOB requiring mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer, (3) provide certain disclosure regarding executive compensation required of larger public companies or (4) hold nonbinding advisory votes on executive compensation. We will remain an “emerging growth company” for up to five years, although we will lose that status sooner if we have more than $1.0 billion of revenues in a fiscal year, become a large accelerated filer or issue more than $1.0 billion of non‑convertible debt over a three‑year period.

To the extent that we rely on any of the exemptions available to “emerging growth companies”, you will receive less information about our executive compensation and internal control over financial reporting than issuers that are not “emerging growth companies.” If some investors find our common units to be less attractive as a result, there may be a less active trading market for our common units and our trading price may be more volatile.

The New York Stock Exchange does not require a publicly‑traded partnership like us to comply with certain of its corporate governance requirements.

Our common units are listed on the NYSE under the symbol “AM.” Because we are a publicly‑traded partnership, the NYSE does not require us to have a majority of independent directors on our general partner’s board of directors or to establish a compensation committee or a nominating and corporate governance committee. Accordingly, unitholders do not have the same protections afforded to certain corporations that are subject to all of the NYSE corporate governance requirements. Please read “Item 10. Directors, Executive Officers, and Corporate Governance—Management of Antero Midstream Partners LP.”

We incur increased costs as a result of being a publicly‑traded partnership.

We had no history operating as a publicly‑traded partnership prior to our IPO. As a publicly‑traded partnership, we incur significant legal, accounting and other expenses that we did not incur prior to our IPO. In addition, the Sarbanes‑Oxley Act of 2002, as well as rules implemented by the SEC and the NYSE, require publicly‑traded entities to adopt various corporate governance practices that will further increase our costs. Before we are able to make distributions to our unitholders, we must first pay or reserve cash for our expenses, including the costs of being a publicly‑traded partnership. As a result, the amount of cash we have available for distribution to our unitholders is affected by the costs associated with being a publicly‑traded partnership.

As a result of our IPO, we became subject to the public reporting requirements of the Exchange Act. We expect these rules and regulations to increase certain of our legal and financial compliance costs and to make activities more time‑consuming and costly. For example, as a result of becoming a publicly‑traded partnership, we are required to have at least three independent directors, create an audit committee and adopt policies regarding internal controls and disclosure controls and procedures, including the preparation of reports on internal controls over financial reporting. In addition, we incur additional costs associated with our SEC reporting requirements.

We also incur significant expense in order to maintain director and officer liability insurance. Because of the limitations in coverage for directors, it may be more difficult for us to attract and retain qualified persons to serve on our board or as executive officers.

Tax Risks to Common Unitholders

Our tax treatment depends on our status as a partnership for federal income tax purposes, as well as us not being subject to a material amount of entity‑level taxation. If the IRS were to treat us as a corporation for federal income tax purposes, or if we become subject to entity‑level taxation for state tax purposes, our cash available for distribution to you would be substantially reduced.

The anticipated after‑tax economic benefit of an investment in our common units depends largely on our being treated as a partnership for federal income tax purposes.

Despite the fact that we are organized as a limited partnership under Delaware law, we would be treated as a corporation for U.S. federal income tax purposes unless we satisfy a “qualifying income” requirement. Based upon our current operations, we believe we satisfy the qualifying income requirement. While we have requested a ruling from the IRS as to whether income from fresh water distribution services is qualifying income for federal income tax purposes, we have not requested, and do not plan to request, a ruling from the IRS on any other matter affecting us. Failing to meet the qualifying income requirement or a change in current law could cause us to be treated as a corporation for U.S. federal income tax purposes or otherwise subject us to taxation as an entity.

If we were treated as a corporation for federal income tax purposes, we would pay U.S. federal income tax on our taxable income at the corporate tax rate, which is currently a maximum of 35%. Distributions to you would generally be taxed again as corporate distributions, and no income, gains, losses or deductions would flow through to you. Because a tax would be imposed upon us as a corporation, our cash available for distribution to you would be substantially reduced. Therefore, treatment of us as a corporation would result in a material reduction in the anticipated cash flow and after‑tax return to the unitholders, likely causing a substantial reduction in the value of our common units.

Our partnership agreement provides that if a law is enacted or existing law is modified or interpreted in a manner that subjects us to taxation as a corporation or otherwise subjects us to entity‑level taxation for U.S. federal, state or local income tax purposes, the minimum quarterly distribution amount and the target distribution amounts may be adjusted to reflect the impact of that law on us. We own assets and conduct business in West Virginia, Ohio and Pennsylvania. Several states have been evaluating ways to subject partnerships to entity‑level taxation through the imposition of state income, franchise or other forms of taxation. For example, Ohio imposes a commercial activity tax of 0.26% on taxable gross receipts with a “substantial nexus” with Ohio. Imposition of a similar tax on us in other jurisdictions that we may expand to could substantially reduce our cash available for distribution to you.

The tax treatment of publicly traded partnerships or an investment in our units could be subject to potential legislative, judicial or administrative changes and differing interpretations, possibly on a retroactive basis.

The present U.S. federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units may be modified by administrative, legislative or judicial changes or differing interpretations at any time. For example, the Obama administration’s budget proposal for fiscal year 2016 recommends that certain publicly traded partnerships earning income from activities related to fossil fuels be taxed as corporations beginning in 2021. From time to time, members of Congress propose and consider such substantive changes to the existing federal income tax laws that affect publicly traded partnerships. If successful, the Obama administration’s proposal or other similar proposals could eliminate the qualifying income exception to the treatment of all publicly-traded partnerships as corporations upon which we rely for our treatment as a partnership for U.S. federal income tax purposes.

Any modification to the U.S. federal income tax laws may be applied retroactively and could make it more difficult or impossible for us to meet the exception for certain publicly traded partnerships to be treated as partnerships for U.S. federal income tax purposes. We are unable to predict whether any of these changes or other proposals will ultimately be enacted. Any such changes could negatively impact the value of an investment in our common units.

If the IRS were to contest the federal income tax positions we take, it may adversely impact the market for our common units, and the costs of any such contest would reduce cash available for distribution to our unitholders.

The IRS may adopt positions that differ from the conclusions of our counsel expressed in this prospectus or from the positions we take. It may be necessary to resort to administrative or court proceedings to sustain some or all of our counsel’s conclusions or the positions we take. A court may not agree with some or all of our counsel’s conclusions or positions we take. Any contest with the IRS may materially and adversely impact the market for our common units and the price at which they trade. Moreover, the costs of any contest between us and the IRS will result in a reduction in cash available for distribution to our unitholders and thus will be borne indirectly by our unitholders.

Even if you do not receive any cash distributions from us, you will be required to pay taxes on your share of our taxable income.

You are required to pay federal income taxes and, in some cases, state and local income taxes on your share of our taxable income, whether or not you receive cash distributions from us. You may not receive cash distributions from us equal to your share of our taxable income or even equal to the actual tax due from you with respect to that income.

Tax gain or loss on disposition of our common units could be more or less than expected.

If you sell your common units, you will recognize a gain or loss equal to the difference between the amount realized and your tax basis in those common units. Because distributions in excess of your allocable share of our net taxable income decrease your tax basis in your common units, the amount, if any, of such prior excess distributions with respect to the units you sell will, in effect, become taxable income to you if you sell such units at a price greater than your tax basis in those units, even if the price you receive is less than your original cost. Furthermore, a substantial portion of the amount realized, whether or not representing gain, may be taxed as ordinary income due to potential recapture items, including depreciation recapture. In addition, because the amount realized includes a unitholder’s share of our nonrecourse liabilities, if you sell your common units, you may incur a tax liability in excess of the amount of cash you receive from the sale.

Tax‑exempt entities and non‑U.S. persons face unique tax issues from owning our common units that may result in adverse tax consequences to them.

Investment in common units by tax‑exempt entities, such as employee benefit plans and individual retirement accounts (known as IRAs), and non‑U.S. persons raises issues unique to them. For example, virtually all of our income allocated to organizations that are exempt from federal income tax, including IRAs and other retirement plans, will be unrelated business taxable income and will be taxable to them. Allocations and/or distributions to non‑U.S. persons will be subject to withholding taxes imposed at the highest effective tax rate applicable to such non‑U.S. persons, and each non‑U.S. person will be required to file United States federal tax returns and pay tax on their share of our taxable income. If you are a tax‑exempt entity or a non‑ U.S. person, you should consult your tax advisor before investing in our common units.

We treat each purchaser of common units as having the same tax benefits without regard to the common units actually purchased. The IRS may challenge this treatment, which could adversely affect the value of the common units.

Because we cannot match transferors and transferees of our common units and because of other reasons, we have adopted depreciation and amortization positions that may not conform to all aspects of existing Treasury regulations. Our counsel is unable to opine as to the validity of this approach. A successful IRS challenge to those positions could adversely affect the amount of tax benefits available to you. It also could affect the timing of these tax benefits or the amount of gain from your sale of common units and could have a negative impact on the value of our common units or result in audit adjustments to your tax returns.

We prorate our items of income, gain, loss and deduction between transferors and transferees of our common units each month based upon the ownership of our common units on the first day of each month, instead of on the basis of the date a particular unit is transferred. The IRS may challenge this treatment, which could change the allocation of items of income, gain, loss and deduction among our unitholders.

We prorate our items of income, gain, loss and deduction between transferors and transferees of our units each month based upon the ownership of our units on the first day of each month, instead of on the basis of the date a particular unit is transferred. The use of this proration method may not be permitted under existing Treasury regulations, and, accordingly, our counsel is unable to opine as to the validity of this method. The U.S. Treasury Department has issued proposed Treasury regulations that provide a safe harbor pursuant to which a publicly‑traded partnership may use a similar monthly simplifying convention to allocate tax items among transferor and transferee unitholders. Nonetheless, the proposed regulations do not specifically authorize the use of the proration method we have adopted. If the IRS were to challenge our proration method or new Treasury regulations were issued, we may be required to change the allocation of items of income, gain, loss and deduction among our unitholders.

A unitholder whose units are the subject of a securities loan (e.g., a loan to a “short seller” to cover a short sale of units) may be considered to have disposed of those units. If so, the unitholder would no longer be treated for tax purposes as a partner with respect to those units during the period of the loan and could recognize gain or loss from the disposition.

Because there are no specific rules governing the U.S. federal income tax consequence of loaning a partnership interest, a unitholder whose units are the subject of a securities loan may be considered to have disposed of the loaned units. In that case, the unitholder may no longer be treated for tax purposes as a partner with respect to those units during the period of the loan to the short seller and the unitholder may recognize gain or loss from such disposition. Moreover, during the period of the loan, any of our income, gain, loss or deduction with respect to those units may not be reportable by the unitholder and any cash distributions received by the unitholder as to those units could be fully taxable as ordinary income. Unitholders desiring to assure their status as partners and avoid the risk of gain recognition from a securities loan are urged to modify any applicable brokerage account agreements to prohibit their brokers from borrowing their units.

We have adopted certain valuation methodologies in determining unitholder’s allocations of income, gain, loss and deduction. The IRS may challenge these methods or the resulting allocations, and such a challenge could adversely affect the value of our common units.

In determining the items of income, gain, loss and deduction allocable to our unitholders, we must routinely determine the fair market value of our respective assets. Although we may from time to time consult with professional appraisers regarding valuation matters, we make many fair market value estimates using a methodology based on the market value of our common units as a means to measure the fair market value of our respective assets. The IRS may challenge these valuation methods and the resulting allocations of income, gain, loss and deduction.

A successful IRS challenge to these methods or allocations could adversely affect the amount, character, and timing of taxable income or loss being allocated to our unitholders. It also could affect the amount of gain from our unitholders’ sale of common units and could have a negative impact on the value of the common units or result in audit adjustments to our unitholders’ tax returns without the benefit of additional deductions.

The sale or exchange of 50% or more of our capital and profits interests during any twelve‑month period will result in the termination of our partnership for federal income tax purposes.

We will be considered to have terminated for federal income tax purposes if there is a sale or exchange of 50% or more of the total interests in our capital and profits within a twelve‑month period. As of December 31, 2014, Antero owned 69.7% of the total interests in our capital and profits. Therefore, a transfer by Antero of all or a portion of its interests in us could, in conjunction with the trading of common units held by the public, result in a termination of our partnership for federal income tax purposes. For purposes of determining whether the 50% threshold has been met, multiple sales of the same interest will be counted only once.

Our termination would, among other things, result in the closing of our taxable year for all unitholders, which would result in us filing two tax returns for one calendar year and could result in a significant deferral of depreciation deductions allowable in computing our taxable income. In the case of a unitholder reporting on a taxable year other than a calendar year, the closing of our taxable year may also result in more than twelve months of our taxable income or loss being includable in taxable income for the unitholder’s taxable year that includes our termination. Our termination would not affect our classification as a partnership for federal income tax purposes, but it would result in our being treated as a new partnership for U.S. federal income tax purposes following the termination. If we were treated as a new partnership, we would be required to make new tax elections and could be subject to penalties if we were unable to determine that a termination occurred. The IRS recently announced a relief procedure whereby if a publicly‑traded partnership that has technically terminated requests and the IRS grants special relief, among other things, the partnership may be permitted to provide only a single Schedule K‑1 to unitholders for the two short tax periods included in the year in which the termination occurs.

You will likely be subject to state and local taxes and income tax return filing requirements in jurisdictions where you do not live as a result of investing in our common units.

In addition to U.S. federal income taxes, you may be subject to other taxes, including foreign, state and local taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we conduct business or own property now or in the future, even if you do not live in any of those jurisdictions. You will likely be required to file foreign, state and local income tax returns and pay state and local income taxes in some or all of these various jurisdictions. Further, you may be subject to penalties for failure to comply with those requirements.

We own assets and conduct business in West Virginia, Ohio and Pennsylvania, each of which imposes a personal income tax on individuals. As we make acquisitions or expand our business, we may own assets or conduct business in additional states that impose a personal income tax. It is your responsibility to file all United States federal, foreign, state and local tax returns. Our counsel has not rendered an opinion on the state or local tax consequences of an investment in our common units.

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 3.  Legal Proceedings

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

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Units

Our common units are listed on the New York Stock Exchange and traded under the symbol “AM”. On February 19, 2015, our common units were held by 3 holders of record.  The number of holders does not include the holders for whom units are held in a “nominee” or “street” name. In addition, as of February 19, 2015, Antero and its affiliates owned 29,940,957 of our common units and 75,940,957 of our subordinated units, which together represent a 69.7% limited partner interest in us.

The table below reflects the high and low intraday sales prices per share of our common units on the New York Stock Exchange for each period presented:

	Common Unit
	High	Low
2014:
For the period from November 5, 2014 through December 31, 2014	$30.77	$22.80

No distributions were made to unitholders during the year ended December 31, 2014. On February 2, 2015, we announced the board of directors of our general partner had declared a cash distribution of $0.0943 per common unit for the partial quarter ended December 31, 2014. The distribution is payable on February 27, 2015, to unitholders of record on February 13, 2015. This amount represents the prorated minimum quarterly distribution of $0.17 per unit, or $0.68 per unit on an annualized basis.

Use of Proceeds

On November 10, 2014, we completed our IPO of 46,000,000 common units representing limited partnership interests at a price of $25.00 per common unit.

The public currently owns 30.3% of the 151,881,914 outstanding common and subordinated units, and Antero and its affiliates currently own the remaining 69.7% of the limited partner interests in the Partnership.

Net proceeds received by us from the offering were approximately $1.1 billion, after deducting underwriting discounts, structuring fees and expenses.  We used $843 million to repay indebtedness assumed from Antero, to reimburse Antero for certain capital expenditures incurred, and to redeem 6,000,000 common units held by Antero. We retained $250 million of the net proceeds for general partnership purposes.

Issuer Purchases of Equity Securities

None.

Sales of Unregistered Units

On November 10, 2014, pursuant to the Amended and Restated Contribution Agreement (the “A&R Contribution Agreement”) between us and Antero, Antero contributed to us 100% of the membership interest in an entity that owned Antero’s gathering and compression assets.  Under the terms of the A&R Contribution Agreement, Antero granted us an option for two years to purchase Antero’s fresh water distribution systems at fair market value, with a right of first offer thereafter.  In addition, Antero assigned to us (i) its option to participate for up to a 20% non-operating equity interest in the 800-mile Energy Transfer LLC Rover Pipeline Project and (ii) its right to participate for up to a 15% non-operating equity interest in an unnamed 50-mile regional gathering pipeline extension. We elected not to exercise the option to participate in the Rover Pipeline project. As consideration for the contributed assets, we issued

35,940,957 common units and 75,940,957 subordinated units to Antero.

The foregoing transactions were undertaken in reliance upon the exemption from the registration requirements of the Securities Act pursuant to Section 4(a)(2) thereof.

Securities Authorized for Issuance Under Equity Compensation Plans

In connection with the completion of our IPO, our general partner adopted the Midstream LTIP, which permits the issuance of up to 10,000,000 common units.  Phantom unit grants have been made to each of the independent directors of our general partner under the Midstream LTIP.  Please read the information under “Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this report.

Our Minimum Quarterly Distribution

Our partnership agreement provides for a minimum quarterly distribution of $0.17 per unit for each whole quarter, or $0.68 per unit on an annualized basis.

Within 60 days after the end of each quarter, we expect to make a minimum quarterly distribution of $0.17 per common unit and subordinated unit ($0.68 per common unit and subordinated unit on an annualized basis) to unitholders of record on the applicable record date. On February 2, 2015, we announced the board of directors of our general partner had declared a cash distribution of $0.0943 per common unit for the partial quarter ended December 31, 2014. This amount represents the prorated minimum quarterly distribution of $0.17 per unit, or $0.68 per unit on an annualized basis.

The board of directors of our general partner has adopted a policy pursuant to which distributions for each quarter will be paid to the extent we have sufficient cash after establishment of cash reserves and payment of fees and expenses, including payments to our general partner and its affiliates. Our ability to pay the minimum quarterly distribution is subject to various restrictions and other factors.

Our partnership agreement generally provides that we distribute cash each quarter during the subordination period in the following manner:

•	first, to the holders of common units, until each common unit has received the minimum quarterly distribution of $0.1700 plus any arrearages from prior quarters;
•	second, to the holders of subordinated units, until each subordinated unit has received the minimum quarterly distribution of $0.1700; and
•	third, to the holders of common units and subordinated units pro rata until each has received a distribution of $0.1955.

If cash distributions to our unitholders exceed $0.1955 per common unit and subordinated unit in any quarter, our unitholders and our general partner, as the holder of our incentive distribution rights (“IDRs”), will receive distributions according to the following percentage allocations:

	Marginal Percentage
	Interest in
	Distributions
		General Partner
Total Quarterly Distribution		(as holder of
Target Amount	Unitholders	IDRs)
above $0.1955 up to $0.2125	85%	15%
above $0.2125 up to $0.2550	75%	25%
above $0.2550	50%	50%

There is no guarantee that we will make cash distributions to our unitholders.  We do not have a legal or contractual obligation to pay distributions quarterly or on any other basis or at our minimum quarterly distribution rate or at any other rate.  Our cash distribution policy may be changed at any time and is subject to certain restrictions, including our partnership agreement, our credit facility and applicable partnership law.

Subordinated Units

Antero owns all of our subordinated units. The principal difference between our common units and subordinated units is that, for any quarter during the subordination period, holders of the subordinated units are not entitled to receive any distribution from operating surplus until the common units have received the minimum quarterly distribution from operating surplus for such quarter plus any arrearages in the payment of the minimum quarterly distribution from prior quarters. Subordinated units will not accrue arrearages. When the subordination period ends, all of the subordinated units will convert into an equal number of common units.

To the extent we do not pay the minimum quarterly distribution on our common units, our common unitholders will not be entitled to receive such arrearage payments in the future except during the subordination period. To the extent we have cash available for distribution from operating surplus in any future quarter during the subordination period in excess of the amount necessary to pay the minimum quarterly distribution to holders of our common units, we will use this excess cash to pay any distribution arrearages on common units related to prior quarters before any cash distribution is made to holders of subordinated units.

Item 6.  Selected Financial Data

The following table presents our selected historical financial data, for the periods and as of the dates indicated, for Antero Midstream Partners LP (the “Partnership”) and our Predecessor. Our Predecessor for accounting purposes consisted of Antero Resources Corporation’s (“Antero”) gathering and compression assets and related operations on a carve-out basis. The Partnership was originally formed as Antero Resources Midstream LLC and converted into a limited partnership in connection with the completion of the Partnership’s initial public offering (the “IPO”) of common units representing limited partner interests in the Partnership on November 10, 2014.

The selected statement of operations and statement of cash flow data for the years ended December 31 2012, 2013, and 2014 and the balance sheet data as of December 31, 2013 and 2014 are derived from our audited consolidated financial statements included in Item 8 of this Annual Report on Form 10-K. The selected statement of operations and statement of cash flow data for the year ended December 31 2011, and the balance sheet data as of December 31, 2012 are derived from our audited financial statements not included in Item 8 of this Annual Report on Form 10-K.

The selected financial data presented below are qualified in their entirety by reference to, and should be read in conjunction with, ‘‘Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ and our consolidated financial statements and related notes included elsewhere in this report.

	Year ended December 31,
(in thousands except per unit amounts)	2011	2012	2013	2014
Statement of operations data:
Revenue:
Gathering and compression—affiliate	$441	$647	$22,363	$95,746
Operating expenses:
Direct operating	802	652	2,079	15,470
General and administrative (including $15,931 and $8,619 of equity-based compensation in 2013 and 2014, respectively)	397	2,894	23,124	22,035
Depreciation	997	1,679	11,346	36,789
Total operating expenses	2,196	5,225	36,549	74,294
Operating income (loss)	(1,755)	(4,578)	(14,186)	21,452
Interest expense	2	8	146	4,620
Net income (loss)	$(1,757)	$(4,586)	$(14,332)	$16,832
Net income attributable to Antero Midstream Partners LP subsequent to IPO				7,422
Net income attributable to Antero Midstream Partners LP subsequent to IPO per limited partner unit (basic and diluted) (1)
Common units				$0.05
Subordinated units				$0.05

	Year ended December 31,
(in thousands)	2011	2012	2013	2014
Balance sheet data (at period end):
Cash and cash equivalents		$—	$—	$230,192
Property and equipment, net		173,351	566,476	1,129,597
Total assets		173,510	578,089	1,395,121
Long-term indebtedness		320	4,864	—
Total capital		142,862	532,520	1,342,459
Cash flow data:
Net cash provided by (used in) operating activities	$(618)	$(3,152)	$10,613	$48,887
Net cash used in investing activities	(15,795)	(115,267)	(397,921)	(597,389)
Net cash provided by financing activities	16,413	118,419	387,308	778,694
Other financial data:
Adjusted EBITDA (2)	$(758)	$(2,899)	$13,091	$66,860
Adjusted EBITDA attributable to Antero Midstream Partners LP Predecessor	—	—	—	50,181
Adjusted EBITDA attributable to Antero Midstream Partners LP subsequent to the IPO	—	—	—	16,679

(1)

Earnings per unit is not provided for historical periods prior to the contribution of Midstream Operating to us because the nature of our Predecessor makes the presentation of earnings per unit not relevant, or comparable on a prospective basis, for investors.

(2)

For a discussion of the non‑GAAP financial measure Adjusted EBITDA, including a reconciliation of Adjusted EBITDA to its most directly comparable financial measures calculated and presented in accordance with GAAP, please read “—Non‑GAAP Financial Measure” below.

Non‑GAAP Financial Measure

We use Adjusted EBITDA and Distributable Cash Flow as performance measures to assess the ability of our assets to generate cash sufficient to pay interest costs, support indebtedness and make cash distributions. Adjusted EBITDA is a financial measure reported to our lenders and used as a gauge for compliance with some of the financial covenants included in our revolving credit facility. We define Adjusted EBITDA as net income (loss) before equity-based compensation expense, interest expense, interest income, income taxes and depreciation and amortization expense. We define Distributable Cash Flow as Adjusted EBITDA less cash interest paid and ongoing maintenance capital expenditures paid. Distributable cash flow should not be viewed as indicative of the actual amount of cash that the Partnership has available for distributions from operating surplus or that the Partnership plans to distribute.

We use Adjusted EBITDA and Distributable Cash Flow to assess:

•	the financial performance of our assets, without regard to financing methods in the case of adjusted EDITDA, capital structure or historical cost basis;
•	the ability of our assets to generate cash sufficient to support our indebtedness and make cash distributions;
•	our operating performance and return on capital as compared to other publicly traded partnerships in the midstream energy sector, without regard to financing or capital structure; and
•	the viability of acquisitions and other capital expenditure projects.

Adjusted EBITDA and Distributable Cash Flow are non‑GAAP financial measures. The GAAP measures most directly comparable to Adjusted EBITDA and Distributable Cash Flow are net income and net cash provided by (used in) operating activities. The non‑GAAP financial measures of Adjusted EBITDA and Distributable Cash Flow should not be considered as an alternative to the GAAP measure of net income. Adjusted EBITDA and Distributable Cash Flow are not presentations made in accordance with GAAP and have important limitations as an analytical tool because they includes some, but not all, items that affect net income. You should not consider Adjusted EBITDA and Distributable Cash Flow in isolation or as a substitute for analysis of results as reported under GAAP. Our definition of Adjusted EBITDA and Distributable Cash Flow may not be comparable to similarly titled measures of other companies.

The following table represents a reconciliation of our Adjusted EBITDA and Distributable Cash Flow to the most directly comparable GAAP financial measures for the periods presented:

	Year Ended
	December 31,
(in thousands)	2011	2012	2013	2014
Reconciliation of Net Income (loss) to Adjusted EBITDA and Distributable Cash Flow attributable to Antero Midstream Partners LP:
Net income (loss)	$(1,757)	$(4,586)	$(14,332)	$16,832
Add:
Interest expense	2	8	146	4,620
Depreciation expense	997	1,679	11,346	36,789
Equity-based compensation expense	—	—	15,931	8,619
Adjusted EBITDA	$(758)	$(2,899)	$13,091	$66,860
Adjusted EBITDA attributable to Antero Midstream Partners LP subsequent to IPO				16,679
Less:
Cash interest paid				(331)
Maintenance capital expenditures ⁽¹⁾				(1,157)
Distributable cash flow attributable to Antero Midstream Partners LP				$15,191

Reconciliation of Adjusted EBITDA to Cash Provided by (Used in) Operating Activities:
Adjusted EBITDA	$(758)	$(2,899)	$13,091	$66,860
Less:
Interest expense	(2)	(8)	(146)	(4,620)
Changes in operating assets and liabilities which provided (used) cash	142	(245)	(2,332)	(13,488)
Plus:
Amortization of deferred financing costs	—	—	—	135
Net cash provided by (used in) operating activities	$(618)	$(3,152)	$10,613	$48,887

(1)

Maintenance capital expenditures represent that portion of our estimated capital expenditures associated with the connection of new wells to our gathering and compression systems that we believe will be necessary to offset the natural production declines Antero will experience on all of its wells over time.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

References in this report to “Predecessor,” “we,” “our,” “us” or like terms, when referring to periods prior to November 10, 2014, refer to Antero’s gathering and compression assets, our predecessor for accounting purposes.  References to “the Partnership,” “we,” “our,” “us” or like terms, when referring to periods after November 10, 2014, refer to Antero Midstream Partners LP.

Overview

We are a growth‑oriented limited partnership formed by Antero to own, operate and develop midstream energy assets to service Antero’s rapidly increasing production. Our assets consist of gathering pipelines and compressor stations, through which we provide midstream services to Antero under a long‑term, fixed‑fee contract. Our assets are located in the rapidly developing liquids‑rich southwestern core of the Marcellus Shale in northwest West Virginia and the liquids‑rich core of the Utica Shale in southern Ohio, two of the premier North American shale plays. We believe that our strategically located assets and our relationship with Antero position us to become a leading midstream energy company serving the Marcellus and Utica Shales.

Initial Public Offering

On November 10, 2014, we completed our IPO of 46,000,000 common units representing limited partnership interests at a price of $25.00 per common unit. At the closing of the IPO, Antero contributed its gathering and compression assets to Antero Midstream LLC (“Midstream Operating”), and the ownership of Midstream Operating was contributed to us.

The public currently owns 46,000,000 common units, representing a 30.3% limited partner interest in the Partnership. Antero and its affiliates currently own the remaining 29,940,957 common units and all 75,940,957 subordinated units, representing an aggregate 69.7% of the limited partner interest in the Partnership.

Net proceeds received by us from the IPO were approximately $1.1 billion, after deducting underwriting discounts, structuring fees and expenses.  We used $843 million to repay indebtedness assumed from Antero, to reimburse Antero for certain capital expenditures incurred, and to redeem 6,000,000 common units held by Antero. We retained $250 million of the net proceeds for general partnership purposes.

Revolving Credit Facility

On November 10, 2014, in connection with the IPO, we entered into a revolving credit facility that will mature on November 10, 2019 (“revolving credit facility”). Our revolving credit facility provides for lender commitments $1.0 billion, subject to maintenance of the required financial ratios. See “—Capital Resources and Liquidity.”

Recent Trends and Uncertainties

The gathering and compression agreement with Antero provides for fixed fee structures, and we intend to continue to pursue additional fixed fee opportunities with Antero and third parties in order to avoid direct commodity price exposure. However, to the extent that our future contractual arrangements with Antero or third parties do not provide for fixed fee structures, we may become subject to commodity price risk. We are subject to commodity price risks to the extent that they impact Antero’s development plan and therefore our gathering volumes. Recently, global energy commodity prices have declined precipitously as a result of several factors including increased worldwide supplies, a stronger U.S. dollar, relatively mild weather in the U.S., and strong competition among oil producing countries for market share.  Specifically, prices for WTI have declined from approximately $106.00 per Bbl in June 2014 to less than $50.00 per Bbl in January 2015.  Henry Hub natural gas has traded around $3.00 per MMBtu in January 2015 compared to prices a year ago in January 2014 of around $4.40 per MMBtu. In response to these market conditions and concerns about access to capital markets, U.S. exploration and development companies have significantly reduced capital spending plans. Antero’s capital budget for 2015 is projected to be $1.8 billion, a 41% reduction from 2014.  Antero plans to operate an average of 14 drilling rigs in 2015 down from 21 at December 31, 2014 and to complete 130 horizontal Marcellus and Utica wells in 2015, down from 177 in 2014.  A further or extended decline in commodity prices could cause some of the development and production projects of Antero or third parties to be uneconomic or less profitable, which could reduce gathering volumes in our current and future potential areas of operation. Those reductions in gathering volumes could reduce our revenue and cash flow and adversely affect our ability to make cash distributions to our unitholders.

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

Adjusted EBITDA and Distributable Cash Flow

We use Adjusted EBITDA and Distributable Cash Flow as performance measures to assess the ability of our assets to generate cash sufficient to pay interest costs, support indebtedness and make cash distributions. Adjusted EBITDA and Distributable Cash flow are non-GAAP financial measures. See “Item 6. Selected Financial Data—Non-GAAP Financial Measure,” for more information regarding these financial measures, including a reconciliation of Adjusted EBITDA and Distributable Cash Flow to the most directly comparable GAAP measures.

Natural Gas and Oil and Condensate Throughput

We must continually obtain additional supplies of natural gas and oil and condensate to maintain or increase throughput on our systems. Our ability to maintain existing supplies of natural gas and oil and condensate and obtain additional supplies is primarily impacted by our acreage dedication and the level of successful drilling activity by Antero and, to a lesser extent in the future, the potential for acreage dedications with and successful drilling by third party producers. Any increase in our throughput volumes over the near term will likely be driven by Antero continuing its robust drilling and development activities in its Marcellus and Utica Shale acreage. In the short term, we expect increases in high pressure gathering and compression throughput volumes to be less than that for low pressure gathering revenues, in part because a percentage of Antero’s high pressure gathering and compression needs will be met by existing third‑party providers.

Principal Components of Our Cost Structure

The primary components of our operating expenses that we evaluate include direct operating expense, general and administrative expenses, depreciation expense and interest expense.

Direct Operating Expense

We seek to maximize the profitability of our operations in part by minimizing, to the extent appropriate, expenses directly tied to operating and maintaining our assets. Direct labor costs, pigging, fuel, monitoring costs, repair and non‑capitalized maintenance costs, utilities and contract services comprise the most significant portion of our direct operating expense. We schedule maintenance over time to avoid significant variability in our direct operating expense and minimize the impact on our cash flow. The primary drivers of our direct operating expense include:

•	gathering and compression throughput in the Marcellus and Utica Shales;
•	maintenance and contract service costs;
•	regulatory and compliance costs; and
•	operating costs associated with our internal growth projects, including:
•	increases in miles of pipeline; and
•	additional compressor stations.

General and Administrative Expenses

Our general and administrative expenses include direct charges for operations of our assets and costs allocated by Antero. These costs relate to: (i) various business services, including payroll processing, accounts payable processing and facilities management, (ii) various corporate services, including legal, accounting, treasury, information technology and human resources and (iii) compensation, including equity-based compensation costs. These costs are charged to us based on the nature of the expenses and are allocated based on a combination of our proportionate share of Antero’s gross property and equipment, capital expenditures and direct labor costs as applicable. Management believes these allocation methodologies are reasonable.

Our general and administrative expenses include equity-based compensation costs allocated by Antero to us for: (i) grants made pursuant to Antero’s Long‑Term Incentive Plan (the “Antero LTIP”), (ii) profits interests awards valued in connection with the Antero reorganization pursuant to its initial public offering of common stock, which closed on October 16, 2013, and (iii) grants made to Antero employees under our own plan.

In connection with the IPO, our general partner adopted the Antero Midstream Partners Long-Term Incentive Plan (“Midstream LTIP”), and on November 12, 2014, the Partnership granted 20,000 restricted units and 2,361,440 phantom units under the plan. For accounting purposes, these units are treated as if they are distributed from us to Antero. During the year ended December 31, 2014, Antero recognized approximately $2 million in equity-based compensation related to these awards, $0.4 million of which was allocated to us and included in our general and administrative expenses. We will be allocated a portion of approximately $66.7 million of unrecognized equity-based compensation expense related to the Midstream LTIP over the remaining service period of the awards.

Depreciation Expense

Depreciation expense consists of our estimate of the decrease in value of the assets capitalized in property and equipment as a result of using the assets throughout the applicable year. Depreciation is computed over the asset’s estimated useful life using the straight‑line basis. Gathering pipelines and compressor stations are depreciated over a 20 year useful life.

Interest Expense

Interest expense in 2014 represents interest related to: (i)  borrowings under a credit facility agreement between Antero Midstream LLC (“Midstream Operating”), then a wholly owned subsidiary of Antero and now a wholly owned subsidiary of the Partnership, and the lenders under Antero’s credit facility that were incurred for the acquisition of our gathering and compression assets (the “midstream credit facility”), (ii) capital leases and  (iii) commitment fees and amortization of deferred financing costs incurred under our revolving credit facility that we entered into in connection with the closing of the IPO. In 2013, interest expense related to capital leases.

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

Results of Operations

Year Ended December 31, 2013 Compared to Year Ended December 31, 2014

The following table sets forth selected operating data for the year ended December 31, 2013 compared to the year ended December 31, 2014:

	Year ended December 31,		Amount of	Percentage
	2013	2014	Increase	Change
	($ in thousands, except average realized fees)
Revenue:
Gathering and compression—affiliate	$22,363	$95,746	$73,383	328%
Operating expenses:
Direct operating	2,079	15,470	13,391	644%
General and administrative (including $15,931 and $8,619 of equity-based compensation in 2013 and 2014, respectively)	23,124	22,035	(1,089)	(5)%
Depreciation	11,346	36,789	25,443	224%
Total operating expenses	36,549	74,294	37,745	103%
Operating income (loss)	(14,186)	21,452	35,638	* %
Interest expense	146	4,620	4,474	3,064%
Net income (loss)	$(14,332)	$16,832	$31,164	* %
Adjusted EBITDA(1)	$13,091	$66,860	$53,769	411%
Operating Data:
Gathering—low pressure (MMcf)	61,406	181,727	120,321	196%
Gathering—high pressure (MMcf)	11,736	167,935	156,199	1,331%
Compression (MMcf)	9,900	38,104	28,204	285%
Condensate gathering (MBbl)	—	621	621	*
Gathering—low pressure (MMcf/d)	168	498	330	196%
Gathering—high pressure (MMcf/d)	32	460	428	1,338%
Compression (MMcf/d)	27	104	77	285%
Condensate gathering (MBbl/d)	—	2	2	*
Average realized fees:
Average gathering—low pressure fee ($/Mcf)	$0.30	$0.31	$0.01	3%
Average gathering—high pressure fee ($/Mcf)	$0.18	$0.18	$—	—%
Average compression fee ($/Mcf)	$0.18	$0.18	$—	—%
Average gathering—condensate fee ($/Bbl)	$—	$4.08	*	*

*Not meaningful or applicable.

(1)

For a discussion of the non‑GAAP financial measure Adjusted EBITDA, including a reconciliation of Adjusted EBITDA to its most directly comparable financial measures calculated and presented in accordance with GAAP, please “Item 6. Selected Financial Data—Non‑GAAP Financial Measure”.

Gathering and compression revenue—affiliate.  Revenues from gathering of natural gas and condensate and compression of natural gas increased from $22.3 million for the year ended December 31, 2013 to $95.7 million for the year ended December 31, 2014, an increase of $73.4 million. Specifically:

•

low pressure gathering revenue increased $37.0 million period over period primarily due to an increase of throughput volumes of 120 Bcf, or 330 MMcf/d, which was primarily due to 126 new wells added in 2014, the expansion of our low pressure gathering system by 56 miles in 2014, and an increase in the average realized fees of $0.01 per Mcf resulting from a consumer price index‑based rate adjustment;

•

high pressure gathering revenue increased $28.6 million due to an increase of throughput volumes of 156 Bcf, or 428 MMcf/d, primarily as a result of the addition of twelve new high pressure gathering lines placed in service in 2014 and the expansion of our high pressure gathering system by 35 miles in 2014;

•

compressor revenue increased $5.3 million period over period due to an increase of throughput volumes of 28 Bcf, or 77 MMcf/d, primarily as a result of the addition of three new compressor stations that were placed in service during 2014; and

•

condensate gathering revenue increased $2.5 million due to an increase of throughput volumes of 621 MBbl, or 2 MBbl/d, primarily as a result of the addition of condensate gathering lines that were placed in service in 2014.

Direct operating expenses.  Total direct operating expenses increased from $2.1 million for the year ended December 31, 2013 to $15.5 million for the year ended December 31, 2014, an increase of $13.4 million. The increase was primarily due to an increase in the number of gathering pipelines and compressor stations, as well as an increase in ad valorem tax expense related to the gathering and compression assets in West Virginia.

General and administrative expenses.  General and administrative expenses (before equity-based compensation expense) increased from $7.2 million for the year ended December 31, 2013 to $13.4 million for the year ended December 31, 2014, an increase of $6.2 million. The increase was primarily as a result of increased staffing levels and related salary and benefits expenses and increases in legal and other general corporate expenses and the related allocation of direct and indirect costs to us by Antero. The increase was also attributable to an increase in staff required to support our additional capital projects.

Equity-based compensation expense decreased from $15.9 million for the year ended December 31, 2013 to $8.6 million for the year ended December 31, 2014, a decrease of $7.3 million. This decrease is due to a decrease in the allocation of Antero’s equity-based compensation expense to us related to Antero’s profits interests awards. This decrease is offset by an increase in equity-based compensation expense allocated to us by Antero related to (i) awards made under the Antero LTIP and (ii) awards made to Antero employees under the Midstream LTIP.

Depreciation expense.  Total depreciation expense increased from $11.3 million for the year ended December 31, 2013 to $36.8 million for the year ended December 31, 2014, an increase of $25.5 million. The increase was primarily due to gathering and compression assets placed in service and depreciated in 2014 as well as a full period of depreciation for the assets places in service during 2013.

Interest expense.  Interest expense increased from $0.1 million for the year ended December 31, 2013 to $4.6 million for the year ended December 31, 2014, an increase of $4.5 million. The increase is primarily due to interest incurred on $510 million in borrowings under the midstream credit facility, as well as commitment fees incurred on our revolving credit facility.  Upon completion of the IPO, on November 10, 2014 we repaid $510 million of the facility related to gathering and compression expenditures and the remainder of the midstream credit facility was assumed by Antero. We had no outstanding balance under our revolving credit facility at December 31, 2014.

Adjusted EBITDA.  Adjusted EBITDA increased from $13.1 million for the year ended December 31, 2013 to $66.9 million for the year ended December 31, 2014, an increase of $53.8 million. The increase was primarily due to an increase in gathering and compression throughput volumes in 2014. For a discussion of the non-GAAP financial measure Adjusted EBITDA, including a reconciliation of Adjusted EBITDA to its most directly comparable financial measures calculated and presented in accordance with GAAP, please read “Item 6.  Selected Financial Data—Non-GAAP Financial Measure.”

Year Ended December 31, 2012 Compared to Year Ended December 31, 2013

The following table sets forth selected operating data for the year ended December 31, 2012 compared to the year ended December 31, 2013:

	Year ended December 31,			Amount of		Percentage
	2012		2013	Increase		Change
	($ in thousands, except average realized fees)
Revenue:
Gathering and compression—affiliate		$647	$22,363		$21,716	3,356%
Operating expenses:
Direct operating		652	2,079		1,427	219%
General and administrative (including $15,931 of equity-based compensation in 2013)		2,894	23,124		20,230	699%
Depreciation		1,679	11,346		9,667	576%
Total operating expenses		5,225	36,549		31,324	600%
Operating loss		(4,578)	(14,186)		(9,608)	* %
Interest expense		8	146		138	1,725%
Net loss		$(4,586)	$(14,332)		$(9,746)	* %
Adjusted EBITDA(1)		$(2,899)	$13,091		$15,990	(552)%
Operating Data:
Gathering—low pressure (MMcf)		2,320	61,406		59,086	2,547%
Gathering—high pressure (MMcf)		—	11,736		11,736	* %
Compression (MMcf)		—	9,900		9,900	* %
Gathering—low pressure (MMcf/d)		6	168		162	2,700%
Gathering—high pressure (MMcf/d)		—	32		32	* %
Compression (MMcf/d)		—	27		27	* %
Average realized fees:
Average gathering—low pressure fee ($/Mcf)		$0.28	$0.30		$0.02	7%
Average gathering—high pressure fee ($/Mcf)	$	*	$0.18	$	*	—%
Average compression fee ($/Mcf)	$	*	$0.18	$	*	—%

*Not meaningful or applicable.

(1)

For a discussion of the non‑GAAP financial measure Adjusted EBITDA, including a reconciliation of Adjusted EBITDA to its most directly comparable financial measures calculated and presented in accordance with GAAP, please read “Item 6. Selected Financial Data—Non‑GAAP Financial Measure”.

Gathering and compression revenue—affiliate.  Revenues from gathering and compression of natural gas increased from $0.6 million for the year ended December 31, 2012 to $22.3 million for the year ended December 31, 2013, an increase of $21.7 million. Specifically:

•

low pressure gathering revenue increased $17.8 million period over period primarily due to an increase of throughput volumes of 59 Bcf, or 162 MMcf/d, which was primarily due to the addition of low pressure gathering volumes from 62 new wells in 2013 and an increase in the average realized fees of $0.02 per Mcf;

•

high pressure gathering revenue increased $2.1 million due to an increase of throughput volumes of 12 Bcf, or 32 MMcf/d, primarily as a result of the addition of compressor discharge volumes from two new compressor stations placed in service in 2013; and

•

compressor revenue increased $1.8 million period over period due to an increase of throughput volumes of 10 Bcf, or 27 MMcf/d, primarily as a result of the addition of compressor volumes from two new compressor stations placed in service in 2013.

Direct operating expenses.  Total direct operating expenses increased from $0.7 million for the year ended December 31, 2012 to $2.1 million for the year ended December 31, 2013, an increase of $1.4 million. The increase was primarily due to an increase in the number of gathering pipelines and compressor stations.

General and administrative expenses.  General and administrative expenses (before equity-based compensation expense) increased from $2.9 million for the year ended December 31, 2012 to $7.2 million for the year ended December 31, 2013, an increase of $4.3 million. The increase was primarily as a result of increased staffing levels and related salary and benefits expenses and increases in legal and other general corporate expenses and the related allocation of direct and indirect costs to our Predecessor. The increase was also attributable to an increase in staff required to support our increase in capital expenditure activity.

Equity-based compensation expense increased from zero for the year ended December 31, 2012 to $15.9 million for the year ended December 31, 2013, an increase of $15.9 million. The increase was due to an allocation of Antero’s equity-based compensation expense to us related to profits interests awards valued in connection with the Antero reorganization pursuant to its initial public offering of common stock, which closed on October 16, 2013.

Depreciation expense.  Total depreciation expense increased from $1.7 million for the year ended December 31, 2012 to $11.3 million for the year ended December 31, 2013, an increase of $9.6 million. The increase was primarily due to approximately $297 million in gathering and compression assets placed in service and depreciated in 2013 and a full period of depreciation for the assets places in service during 2012.

Interest expense.  Interest expense increased from less than $0.1 million for the year ended December 31, 2012 to $0.1 million for the year ended December 31, 2013, primarily due to the addition of $6.1 million in borrowings related to additional capital leases in 2013.

Adjusted EBITDA.  Adjusted EBITDA increased from $(2.9) million for the year ended December 31, 2012 to $13.1 million for the year ended December 31, 2013, an increase of $16.0 million. The increase was primarily due to an increase in gathering and compression throughput volumes in 2013. For a discussion of the non-GAAP financial measure Adjusted EBITDA, including a reconciliation of Adjusted EBITDA to its most directly comparable financial measures calculated and presented in accordance with GAAP, please read “Item 6.  Selected Financial Data—Non-GAAP Financial Measure.”

Capital Resources and Liquidity

Sources and Uses of Cash

Historically, our sources of liquidity included cash generated from operations and funding from Antero. We historically participated in Antero’s centralized cash management program for all periods presented, whereby excess cash from most of its subsidiaries was swept into a centralized account. Sales and purchases related to our Predecessor third‑party transactions were received or paid in cash by Antero within the centralized cash management system. Subsequent to the closing of the IPO, we began maintaining our own bank accounts and sources of liquidity, but continue to utilize Antero’s cash management system and expertise.

Capital and liquidity is provided by operating cash flow, cash on our balance sheet, and borrowings under our revolving credit facility, discussed below. We expect cash flow from operations to continue to contribute to our liquidity in the future. Sources of liquidity include borrowing capacity under our new $1.0 billion revolving credit facility. We expect the combination of these capital resources will be adequate to meet our working capital requirements, capital expenditures program and expected quarterly cash distributions for at least the next 12 months.

The board of directors of our general partner has adopted a cash distribution policy pursuant to which we intend to distribute at least the minimum quarterly distribution of $0.17 per unit ($0.68 per unit on an annualized basis) on all of our units to the extent we have sufficient cash after the establishment of cash reserves and the payment of our expenses, including payments to our general partner and its affiliates. On February 2, 2015, we announced the board of directors of our general partner had declared a prorated quarterly cash distribution of $0.0943 per common unit for the quarter ended December 31, 2014. The distribution is payable on February 27, 2015, to unit holders of record on February 13, 2015.

This amount represents the prorated minimum quarterly distribution of $0.17 per unit, or $0.68 per unit on an annual basis.

We expect our future cash requirements relating to working capital, maintenance capital expenditures and quarterly cash distributions to our partners will be funded from cash flows internally generated from our operations. Our expansion capital expenditures will be funded by borrowings under our revolving credit facility or from potential capital market transactions.

The following table and discussion presents a summary of our combined net cash provided by or used in operating activities, investing activities and financing activities for the periods indicated.

	Year ended December 31,
	2012	2013	2014
	(in thousands)
Operating activities	$(3,152)	$10,613	$48,887
Investing activities	(115,267)	(397,921)	(597,389)
Financing activities	118,419	387,308	778,694
Net increase in cash and cash equivalents	$—	$—	$230,192

Cash Flow Provided by Operating Activities

Net cash provided by operating activities was $48.9 million for the year ended December 31, 2014 and net cash provided by operating activities was $10.6 million for the year ended December 31, 2013. The increase in cash flow from operations for the year ended December 31, 2014 compared to the year ended December 31, 2013 was primarily the result of increased throughput volumes and revenues attributable to the addition of new gathering and compression systems placed in service in 2014.

Net cash provided by operating activities was $10.6 million for the year ended December 31, 2013 and net cash used in operating activities was $3.2 million for the year ended December 31, 2012. The increase in cash flow from operations for the year ended December 31, 2013 compared to the year ended December 31, 2012 was primarily the result of increased throughput volumes and revenues attributable to the addition of new high pressure gathering and compression capacity in 2013.

Cash Flow Used in Investing Activities

Our Predecessor’s historical capital expenditures were funded by Antero.

During the year ended December 31, 2014, we used cash flows in investing activities totaling $597.4 million for expenditures and deposits for gathering systems and compressor stations.

During the year ended December 31, 2013, we used cash flows in investing activities totaling $397.9 million for expenditures and deposits for gathering systems and compressor stations.

During the year ended December 31, 2012, we used cash flows in investing activities totaling $115.3 million for expenditures for gathering systems and compressor stations.

Our board of directors has approved a capital budget of from $425 million to $450 million for 2015 to expand our existing gathering and compression systems to accommodate Antero Resources’ development plans. Our capital budget may be adjusted as business conditions warrant.  The amount, timing and allocation of capital expenditures is largely discretionary and within our control. If natural gas, NGLs, and oil prices decline to levels below acceptable levels or costs increase to levels above acceptable levels, Antero could choose to defer a significant portion of its budgeted capital expenditures until later periods. As a result, we may also defer a significant portion of our budgeted capital expenditures to achieve the desired balance between sources and uses of liquidity and prioritize capital projects that we believe have the highest expected returns and potential to generate near‑term cash flow.  We routinely monitor and adjust our capital expenditures in response to changes in Antero’s development plans, changes in prices, availability of financing, acquisition costs, industry conditions, the timing of regulatory approvals, success or lack of success in Antero’s drilling activities, contractual obligations, internally generated cash flow and other factors both within and outside our control.

Cash Flow Provided by Financing Activities

Net cash provided by financing activities for the year ended December 31, 2014 of $778.7 million is the result of $1.1 billion in net proceeds from our IPO, $510.0 million in borrowings under the midstream credit facility, and $29.8 million parent contributions offset by $510.0 million in repayments on the midstream credit facility, $332.5 million distributions to Antero, $4.9 million payments of deferred financing costs, and $0.9 million principal payments on capital leases.

Net cash provided by financing activities for the year ended December 31, 2013 of $387.3 million is the result of $388.1 million in parent contributions, offset by $0.8 million for principal payments on capital leases.

Net cash provided by financing activities for the year ended December 31, 2012 of $118.4 million is the result of $118.4 million in parent contributions, offset by less than $0.1 million for principal payments on capital leases.

Debt Agreements

Revolving Credit Facility

On November 10, 2014, in connection with the closing of the IPO, the Partnership entered into a revolving credit facility with a syndicate of lenders. The revolving credit facility provides for lender commitments of $1.0 billion and for a letter of credit sublimit of $150 million.  At December 31, 2014, we had no borrowings and no letters of credit outstanding under the revolving credit facility. The revolving credit facility will mature on November 10, 2019.

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

The revolving credit facility is secured by mortgages on substantially all of our and our restricted subsidiaries’ properties and guarantees from our restricted subsidiaries. The revolving credit facility contains restrictive covenants that may limit our ability to, among other things:

•                  incur additional indebtedness;

•                  sell assets;

•                  make loans to others;

•                  make investments;

•                  enter into mergers;

•                  make certain restricted payments;

•                  incur liens; and

•                  engage in certain other transactions without the prior consent of the lenders.

Borrowings under the revolving credit facility also require the Partnership to maintain the following financial ratios:

•                  an interest coverage ratio, which is the ratio of the Partnership’s consolidated EBITDA to its consolidated current interest charges of at least 2.5 to 1.0 at the end of each fiscal quarter; provided that upon obtaining an investment grade rating, the borrower may elect not to be subject to such ratio;

•                  a consolidated total leverage ratio, which is the ratio of consolidated debt to consolidated EBITDA, of not more than 5.0 to 1.0; provided that after electing to issue unsecured high yield notes, the consolidated total leverage ratio will not be more than 5.25 to 1.0, or, following the election of the borrower for two fiscal quarters after a material acquisition, 5.50 to 1.0; and

•                  if the Partnership elects to issue unsecured high yield notes, a consolidated senior secured leverage ratio, which is the ratio of consolidated senior secured debt to consolidated EBITDA, of not more than 3.75 to 1.0.

Contractual Obligations

At December 31, 2014, we had no borrowings and no letters of credit outstanding under the revolving credit facility. Under the terms of our revolving credit facility, we are required to pay a commitment fee of 0.250% on any unused portion of the credit facility.

Critical Accounting Policies and Estimates

The following discussion relates to the critical accounting policies and estimates for both the Partnership and our Predecessor. The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Certain accounting policies involve judgments and uncertainties to such an extent that there is reasonable likelihood that materially different amounts could have been reported under different conditions, or if different assumptions had been used. We evaluate our estimates and assumptions on a regular basis. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and assumptions used in preparation of our financial statements. We provide expanded discussion of our more significant accounting policies, estimates and judgments below. We believe these accounting policies reflect our more significant estimates and assumptions used in preparation of our financial statements. See Note 2—Summary of Significant Accounting Policies to the financial statements for a discussion of additional accounting policies and estimates made by management.

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

General and Administrative Costs

General and administrative costs are charged or allocated to us based on the nature of the expenses and are allocated based on our proportionate share of Antero’s gross property and equipment, capital expenditures and direct labor costs, as applicable. These allocations are based on estimates and assumptions that management believes are reasonable.

Equity-based compensation grants are measured at their grant date fair value and related compensation cost is recognized over the vesting period of the grant. Compensation cost for awards with graded vesting provisions is recognized on a straight-line basis over the requisite service period of each separately vesting portion of the award. Estimating the fair value of each award, the number of awards that will ultimately vest, and the forfeiture rate requires management to apply judgment to estimate the tenure of our employees.

Equity-based compensation expenses are allocated to us based on our proportionate share of Antero’s direct labor costs. These allocations are based on estimates and assumptions that management believes are reasonable.

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

Off-Balance Sheet Arrangements

As of December 31, 2014, we did not have any off‑balance sheet arrangements other than immaterial operating leases.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

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

Commodity Price Risk

The gathering and compression agreement with Antero provides for fixed‑fee structures, and we intend to continue to pursue additional fixed‑fee opportunities with Antero and third parties in order to avoid direct commodity price exposure. However, to the extent that our future contractual arrangements with Antero or third parties do not provide for fixed‑fee structures, we may become subject to commodity price risk. We are subject to commodity price risks to the extent that they impact Antero’s development program and production and therefore our gathering volumes.

Interest Rate Risk

Our primary exposure to interest rate risk results from outstanding borrowings under our revolving credit facility, which has a floating interest rate. We do not currently, but may in the future, hedge the interest on portions of our borrowings under our revolving credit facility from time‑to‑time in order to manage risks associated with floating interest rates. At December 31, 2014, we had no borrowings and no letters of credit outstanding under the revolving credit facility.

Prior to our IPO, we incurred interest on indebtedness under the midstream credit facility. The average annual interest rate incurred on our indebtedness under the midstream credit facility for the year ended December 31, 2014 was approximately 2.08%. A 1.0% increase in each of the average LIBOR rate and federal funds rate for the year ended December 31, 2014 would have resulted in an estimated $6.9 million increase in interest expense for that period.

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

Further, we are subject to the risk of non‑payment or non‑performance by Antero, including with respect to our gathering and compression agreement. We cannot predict the extent to which Antero’s business would be impacted if conditions in the energy industry were to deteriorate further, nor can we estimate the impact such conditions would have on Antero’s ability to execute its drilling and development program or to perform under our agreement. Any material non‑payment or non‑performance by Antero could reduce our ability to make distributions to our unitholders.

Item 8.  Financial Statements and Supplementary Data

The Report of Independent Registered Public Accounting Firm, Consolidated Financial Statements and supplementary financial data required for this Item are set forth beginning on page F‑1  of this report and are incorporated herein by reference.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a‑15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act) as of the end of the period covered by this annual report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2014.

Internal Control Over Financial Reporting

This annual report is not required to include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) during the fourth quarter of 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

Pursuant to Section 13(r) of the Securities Exchange Act of 1934, we, Antero Midstream Partners LP, may be required to disclose in our annual and quarterly reports to the Securities and Exchange Commission (the “SEC”), whether we or any of our “affiliates” knowingly engaged in certain activities, transactions or dealings relating to Iran or with certain individuals or entities targeted by US economic sanctions.  Disclosure is generally required even where the activities, transactions or dealings were conducted in compliance with applicable law.  Because the SEC defines the term “affiliate” broadly, it includes any entity under common “control” with us (and the term “control” is also construed broadly by the SEC).

The description of the activities below has been provided to us by Warburg Pincus LLC (“WP”), affiliates of which: (i) beneficially own more than 10% of our outstanding common units and/or are members of our general partner’s board of directors and (ii) beneficially own more than 10% of the equity interests of, and have the right to designate members of the board of directors of Endurance International Group (“EIG”) and Santander Asset Management Investment Holdings Limited (“SAMIH”).  EIG and SAMIH may therefore be deemed to be under common “control” with Antero Midstream Partner LP; however, this statement is not meant to be an admission that common control exists.

The disclosure below relates solely to activities conducted by EIG and SAMIH and its non-U.S. affiliates that may be deemed to be under common “control” with Antero Midstream Partner LP.  The disclosure does not relate to any activities conducted by us or by WP and does not involve our or WP’s management.  Neither we nor WP has had any involvement in or control over the disclosed activities of SAMIH, and neither we nor WP has independently verified or participated in the preparation of the disclosure.  Neither we nor WP is representing as to the accuracy or completeness of the disclosure nor do we or WP undertake any obligation to correct or update it.

As to EIG:

We understand that EIG’s affiliates intend to disclose in their next annual or quarterly SEC report that: “On July 2, 2013, the billing information for a subscriber account, or the Subscriber Account was updated to include Seyed Mahmoud Mohaddes, or Mohaddes. On September 16, 2013, the Office of Foreign Assets Control, or OFAC, designated Mohaddes as a Specially Designated National, or SDN, pursuant to 31 C.F.R. Part 560.304. On or around September 26, 2014, during a routine compliance scan of new and existing subscriber accounts, EIG discovered that Mohaddes, a SDN, was named as an account contact for the Subscriber Account. EIG promptly suspended the Subscriber Account, locked the domain name IOCUKLTD.COM, which was registered to the Subscriber Account, and reported the domain name to OFAC as potentially the property of a SDN subject to blocking pursuant to Executive Order 13599. Since September 16, 2013, when Mohaddes was added to the SDN list, charges in the total amount of $120.35 were made to the Subscriber Account for web hosting and domain privacy services. EIG has ceased billing for the Subscriber Account. To date, EIG has not received any correspondence from OFAC regarding this matter.”

“On July 10, 2014, OFAC designated each of Stars Group Holding, or Stars, and Teleserve Plus SAL, or Teleserve, as SDNs under Executive Order 13224, and their property became subject to blocking pursuant to the Global Terrorism Sanctions Regulations, 31 C.F.R. Part 594. On July 15, 2014, as part of EIG’s compliance review processes, EIG discovered that the domain names associated with each of Stars, STARSCOM.NET, and Teleserve, TELESERVEPLUS.COM, or collectively, the Stars/Teleserve Domain Names, were registered through EIG’s platform. EIG immediately took steps to suspend and lock the Stars/Teleserve Domain Names to prevent them from being transferred or resolving to a website, and EIG promptly reported the Domain Names as potentially blocked property to OFAC. EIG did not generate any revenue from the Stars/Teleserve Domain Names between when they were added to the SDN list on July 10, 2014 and when EIG discovered that they were registered through EIG’s platform on July 15, 2014. To date, EIG has not received any correspondence from OFAC regarding the matter.”

“On July 15, 2014 during a compliance scan of all domain names on one of our platforms, EIG identified the domain name KAHANETZADAK.COM, or the Domain Name, which was listed as an ‘also known as,’ or AKA, of the entity Kahane Chai which operates as the American Friends of the United Yeshiva. Kahane Chai was designated as a SDN on November 2, 2001 pursuant to Executive Order 13224. Because the Domain Name was transferred into a customer account of one of EIG’s resellers, there was no direct financial transaction between EIG and the registered owner of the Domain Name. The Domain Name was suspended upon EIG’s discovering it on EIG’s platform, and EIG reported the Domain Name to OFAC as potentially the property of a SDN. To date, EIG have not received any correspondence from OFAC regarding the matter.”

As to SAMIH:

We understand that SAMIH’s affiliates intend to disclose in their next annual or quarterly SEC report that “Santander UK holds frozen savings and current accounts for three customers resident in the U.K. who are currently designated by the U.S. for terrorism. The accounts held by each customer were blocked after the customer’s designation and remained blocked and dormant throughout 2014. No revenue has been generated by Santander UK on these accounts.  The bank account held for one of these customers was closed in the fourth quarter of 2014.”

“An Iranian national, resident in the U.K., who is currently designated by the U.S. under the Iranian Financial Sanctions Regulations and the Weapons of Mass Destruction Proliferators Sanctions Regulations (“NPWMD sanctions program”), holds a mortgage with Santander UK that was issued prior to any such designation.  No further drawdown has been made (or would be permitted) under this mortgage although Santander UK continues to receive repayment installments.  In 2014, total revenue in connection with the mortgage was approximately £2,580 and net profits were negligible relative to the overall profits of Santander UK. The same Iranian national also holds two investment accounts with Santander Asset Management UK Limited. The accounts have remained frozen during 2014.  The investment returns are being automatically reinvested, and no disbursements have been made to the customer.  Total revenue for the Santander Group in connection with the investment accounts was £250 and net profits in 2014 were negligible relative to the overall profits of Banco Santander, S.A.”

“In addition, during the third quarter 2014, Santander UK identified two additional customers: a UK national designated by the U.S. under the NPWMD sanctions program held a business account.  No transactions were made and the account was closed in the fourth quarter of 2014.  No revenue or profit has been generated.  A second UK national designated by the US for reasons of terrorism held a personal current account and a personal credit card account, both of which were closed in the third quarter of 2014. Although transactions took place on the current account during the third quarter of 2014, revenue and profits generated were negligible.  No transactions took place on the credit card.”

PART III

Item 10.  Directors, Executive Officers, and Corporate Governance

Management of Antero Midstream Partners LP

We are managed and operated by the board of directors and executive officers of our general partner, Antero Midstream Management LLC (“Midstream Management”). Our general partner is controlled by Antero Investment. All of the officers and certain of the directors of our general partner are also officers and directors of Antero. Neither our general partner nor its board of directors is elected by our unitholders. Antero Investment is the sole member of our general partner and has the right to appoint our general partner’s entire board of directors, including at least three independent directors meeting the independence standards established by the NYSE. Our unitholders are not entitled to directly participate in our management or operations. Our general partner owes certain contractual duties to our unitholders as well as a fiduciary duty to its owners.

Our general partner has 7 directors. The NYSE does not require a listed publicly traded partnership, such as ours, to have a majority of independent directors on the board of directors of our general partner or to establish a compensation committee or a nominating committee. However, our general partner is required to have an audit committee of at least three members, and all its members are required to meet the independence and experience standards established by the NYSE and the Exchange Act, subject to certain transitional relief during the year following this offering.

All of the executive officers of our general partner listed below allocate their time between managing our business and affairs and the business and affairs of Antero. The amount of time that our general partner’s executive officers devote to our business and the business of Antero will vary in any given year based on a variety of factors. Our general partner’s executive officers intend, however, to devote as much time to the management of our business and affairs as is necessary for the proper conduct of our business and affairs.

Antero provides customary management and general administrative services to us pursuant to a services agreement. Our general partner reimburses Antero at cost for its direct expenses incurred on behalf of us and a proportionate amount of its indirect expenses incurred on behalf of us, including, but not limited to, compensation expenses. Neither our general partner nor Antero receives any management fee or other compensation. Under a services agreement, Antero charges us a general and administrative fee for services it provides us. Our partnership agreement does not set a limit on the amount of expenses for which our general partner and its affiliates may be reimbursed. These expenses include salary, bonus, incentive compensation and other amounts paid to persons who perform services for us or on our behalf and expenses allocated to our general partner by its affiliates. Please read “Item 13. Certain Relationships and Related Transactions and Director Independence.”

Board Leadership Structure

The Board does not have a formal policy addressing whether or not the roles of Chairman and Chief Executive Officer should be separate or combined. The directors serving on the Board possess considerable professional and industry experience, significant experience as directors of both public and private companies and a unique knowledge of the challenges and opportunities that the Partnership faces. As such, the Board believes that it is in the best position to evaluate the needs of the Partnership and to determine how best to organize Midstream Management’s leadership structure to meet those needs.

At present, Midstream Management’s Board has chosen to combine the positions of Chairman and Chief Executive Officer. While the Board believes it is important to retain the flexibility to determine whether the roles of Chairman and Chief Executive Officer should be separated or combined in one individual, the Board believes that the current Chief Executive Officer is the individual with the necessary experience, commitment and support of the other members of the Board to effectively carry out the role of Chairman.

The Board believes this structure promotes better alignment of strategic development and execution, more effective implementation of strategic initiatives and clearer accountability for the Partnership's success or failure.

Moreover, the Board believes that combining the Chairman and Chief Executive Officer positions does not impede independent oversight of the Partnership. Five of the seven members of the Board are independent under NYSE rules.

Board’s Role in Risk Oversight

In the normal course of its business, the Partnership is exposed to a variety of risks, including market risks relating to changes in commodity prices, interest rates, technical risks affecting the Partnership’s facilities, political risks and credit and investment risk. The Board oversees the strategic direction of the Partnership, and in doing so considers the potential rewards and risks of the Partnership’s business opportunities and challenges, and monitors the development and management of risks that impact the Partnership's strategic goals.

Executive Sessions

To facilitate candid discussion among our directors, the non-management directors meet in regularly scheduled executive sessions.

Interested Party Communications

Unitholders and other interested parties may communicate by writing to: Antero Midstream Partners LP, 1615 Wynkoop Street, Denver, Colorado 80202. Unitholders may submit their communications to the Board, any committee of the Board or individual directors on a confidential or anonymous basis by sending the communication in a sealed envelope marked "Unitholder Communication with Directors" and clearly identify the intended recipient(s) of the communication.

Our Chief Administrative Officer will review each communication and other interested parties and will forward the communication, as expeditiously as reasonably practicable, to the addressees if: (1) the communication complies with the requirements of any applicable policy adopted by the Board relating to the subject matter of the communication; and (2) the communication falls within the scope of matters generally considered by the Board. To the extent the subject matter of a communication relates to matters that have been delegated by the Board to a committee or to an executive officer of the general partner, then the general partner’s Chief Administrative Officer may forward the communication to the executive officer or chairman of the committee to which the matter has been delegated. The acceptance and forwarding of communications to the members of the Board or an executive officer does not imply or create any fiduciary duty of the Board members or executive officer to the person submitting the communications.

Information may be submitted confidentially and anonymously, although the Partnership may be obligated by law to disclose the information or identity of the person providing the information in connection with government or private legal actions and in other circumstances. The Partnership’s policy is not to take any adverse action, and not to tolerate any retaliation, against any person for asking questions or making good faith reports of possible violations of law, the Partnership’s policies or its Corporate Code of Business Conduct and Ethics.

Available Governance Materials

The following materials are available on the Partnership’s website at www.anteromidstream.com:

•	Charter of the Audit Committee of the Board;
•	Corporate Code of Business Conduct and Ethics;
•	Financial Code of Ethics; and
•	Corporate Governance Guidelines.

Unitholders may obtain a copy, free of charge, of each of these documents by sending a written request to Antero Midstream Partners LP, 1615 Wynkoop Street, Denver, Colorado, 80202.

Directors and Executive Officers

The following table shows information for our general partner’s executive officers and directors. Directors hold office until their successors have been elected or qualified or until the earlier of their death, resignation, removal or disqualification. Executive officers serve at the discretion of the board. There are no family relationships among any of the directors or executive officers. Some of the directors and all of the executive officers also serve as executive officers of Antero.

Name	Age	Position With Our General Partner
Paul M. Rady	61	Chairman and Chief Executive Officer
Glen C. Warren, Jr.	58	Director, President, Chief Financial Officer and Secretary
Kevin J. Kilstrom	60	Vice President—Production
Alvyn A. Schopp	56	Chief Administrative Officer and Regional Vice President
Ward D. McNeilly	64	Vice President—Reserves, Planning and Midstream
Richard W. Connor	65	Director
Peter R. Kagan	46	Director
W. Howard Keenan, Jr.	64	Director
Christopher R. Manning	47	Director
David A. Peters	56	Director

Paul M. Rady has served as Chief Executive Officer and Chairman of the Board of Directors of Midstream Management since February 2014. Mr. Rady also served as Chief Executive Officer and Chairman of the Board of Directors of Antero since May 2004 and of its predecessor company from its founding in 2002 to its ultimate sale to XTO Energy, Inc. in April 2005. Prior to Antero, Mr. Rady served as President, CEO and Chairman of Pennaco Energy from 1998 until its sale to Marathon in early 2001. Prior to Pennaco, Mr. Rady was with Barrett Resources from 1990 until 1998 where he initially was recruited as Chief Geologist in 1990, then served as Exploration Manager, EVP Exploration, President, COO and Director and ultimately CEO. Mr. Rady began his career with Amoco where he served 10 years as a geologist focused on the Rockies and Mid‑Continent. Mr. Rady holds a B.A. in Geology from Western State College of Colorado and M.Sc. in Geology from Western Washington University.

Mr. Rady’s significant experience as a chief executive of oil and gas companies, together with his training as a geologist and broad industry knowledge, enable Mr. Rady to provide the board with executive counsel on a full range of business, strategic and professional matters.

Glen C. Warren, Jr. has served as President, Chief Financial Officer and Secretary and as a director of Midstream Management since February 2014. Mr. Warren also served as President, Chief Financial Officer and Secretary and as a director of Antero since May 2004 and of its predecessor company from its founding in 2002 to its ultimate sale to XTO Energy, Inc. in April 2005. Prior to Antero, Mr. Warren served as EVP, CFO and Director of Pennaco Energy from 1998 until its sale to Marathon in early 2001. Mr. Warren spent 10 years as a natural resources investment banker focused on equity and debt financing and M&A advisory with Lehman Brothers, Dillons Read & Co. Inc. and Kidder, Peabody & Co. Mr. Warren began his career as a landman in the Gulf Coast region with Amoco, where he spent six years. Mr. Warren holds a B.A. from the University of Mississippi, a J.D. from the University of Mississippi School of Law and an M.B.A. from the Anderson School of Management at U.C.L.A.

Mr. Warren’s significant experience as a chief financial officer of oil and gas companies, together with his experience as an investment banker and broad industry knowledge, enable Mr. Warren to provide the board with executive counsel on a full range of business, strategic, financial and professional matters.

Kevin J. Kilstrom has served as Vice President of Production of Midstream Management since February 2014. Mr. Kilstrom also has served as Vice President of Production of Antero since June 2007. Mr. Kilstrom was a Manager of Petroleum Engineering with AGL Energy of Sydney, Australia from 2006 to 2007. Prior to AGL, Mr. Kilstrom was with Marathon Oil as an Engineering Consultant and Asset Manager from 2003 to 2006 and as a Business Unit Manager for Marathon’s Powder River coal bed methane assets from 2001 to 2003. Mr. Kilstrom also served as a member of the board of directors of three Marathon subsidiaries from October 2003 through May 2005. Mr. Kilstrom was an Operations

Manager and reserve engineer at Pennaco Energy from 1999 to 2001. Mr. Kilstrom was at Amoco for more than 22 years prior to 1999. Mr. Kilstrom holds a B.S. in Engineering from Iowa State University and an M.B.A. from DePaul University.

Alvyn A. Schopp has served as Chief Administrative Officer, Regional Vice President, and Treasurer of Midstream Management since February 2014. Mr. Schopp has also served as Chief Administrative Officer, Regional Vice President, and Treasurer of Antero since September 2013, as Vice President of Accounting and Administration and Treasurer from January 2005 to September 2013, as Controller and Treasurer from 2003 to 2005 and as Vice President of Accounting and Administration and Treasurer of Antero’s predecessor company, Antero Resources Corporation, from January 2005 until its ultimate sale to XTO Energy, Inc. in April 2005. From 1993 to 2000, Mr. Schopp was CFO, Director and ultimately CEO of T‑Netix. From 1980 to 1993 Mr. Schopp was with KPMG LLP, most recently as a Senior Manager. Mr. Schopp holds a B.B.A. from Drake University.

Ward D. McNeilly has served as Vice President of Reserves, Planning and Midstream of Midstream Management since February 2014. Mr. McNeilly also has served as Vice President of Reserves, Planning & Midstream of Antero since October 2010. Mr. McNeilly has 34 years of experience in oil and gas asset management, operations, and reservoir management. From 2007 to October 2010, Mr. McNeilly was BHP Billiton’s Gulf of Mexico Operations Manager. From 1996 through 2007, Mr. McNeilly served in various North Sea and Gulf of Mexico Deepwater operations and asset management positions with Amoco and then BP. Mr. McNeilly served in a number of different domestic and international positions with Amoco from 1979 to 1996. Mr. McNeilly holds a B.S. in Geological Engineering from the Mackay School of Mines at the University of Nevada.

Richard W. Connor joined the board of Midstream Management in connection with our listing on the NYSE, and serves as the Chairman of the audit committee. Mr. Connor has served as a director and Chairman of the audit committee of Antero since September 1, 2013. Prior to his retirement in September 2009, Mr. Connor was an audit partner with KPMG LLP, or KPMG, where he principally served publicly traded clients in the energy, mining, telecommunications, and media industries for 38 years. Mr. Connor was elected to the partnership in 1980 and was appointed to KPMG’s SEC Reviewing Partners Committee in 1987 where he served until his retirement. From 1996 to September 2008, he served as the Managing Partner of KPMG’s Denver office. Mr. Connor earned his B.S. degree in accounting from the University of Colorado. Mr. Connor is a member of the board of directors of Zayo Group Holdings, Inc. (NYSE: ZAYO), a provider of bandwidth infrastructure and colocation services, and the chairman of its audit committee. Mr. Connor is also a director of Centerra Gold, Inc. (TSX: CG.T), a Toronto‑based gold mining company listed on the Toronto Stock Exchange.

Mr. Connor has experience in technical accounting and auditing matters, knowledge of SEC filing requirements and experience with a variety of energy clients. We believe his background and skill set make Mr. Connor well‑suited to serve as a member of our board of directors and as Chairman of the audit committee.

Peter R. Kagan has served as a director of Midstream Management since February 2014. Mr. Kagan also has served as a director of Antero since 2004. Mr. Kagan has been with Warburg Pincus since 1997 where he leads the firm’s investment activities in energy and natural resources. He is a Partner of Warburg Pincus & Co. and a Managing Director of Warburg Pincus LLC. He is also a member of Warburg Pincus LLC’s Executive Management Group. Mr. Kagan received a B.A. degree cum laude from Harvard College and J.D. and M.B.A. degrees with honors from the University of Chicago. Prior to joining Warburg Pincus, he worked in investment banking at Salomon Brothers in both New York and Hong Kong. Mr. Kagan currently also serves on the boards of directors of the following public companies: Laredo Petroleum Holdings, Inc., MEG Energy Corp. and Targa Resources Corp., as well as the boards of several private companies. In addition, he is a director of Resources for the Future and a trustee of Milton Academy.

Mr. Kagan has significant experience with energy companies and investments and broad knowledge of the oil and gas industry. We believe his background and skill set make Mr. Kagan well‑suited to serve as a member of our board of directors.

W. Howard Keenan, Jr. has served as a director of Midstream Management since February 2014. Mr. Keenan also has served as a director of Antero since 2004. Mr. Keenan has over thirty-five years of experience in the financial and energy businesses. Since 1997, he has been a Member of Yorktown Partners LLC, a private investment manager focused on the energy industry. From 1975 to 1997, he was in the Corporate Finance Department of Dillon, Read & Co. Inc. and active in the private equity and energy areas, including the founding of the first Yorktown Partners fund in 1991. He is serving or has served as a director of multiple Yorktown Partners portfolio companies. Mr. Keenan holds an B.A. degree cum laude from Harvard College and an M.B.A. degree from Harvard University.

Mr. Keenan has significant experience with energy companies and investments and broad knowledge of the oil and gas industry. We believe his background and skill set make Mr. Keenan well‑suited to serve as a member of our board of directors.

Christopher R. Manning has served as a director of Midstream Management since February 2014. Mr. Manning also has served as a director of Antero since 2005. Mr. Manning has been a Partner with Trilantic Capital Partners since its formation and spin out from Lehman Brothers Merchant Banking in April 2009, and is currently a member of its Executive Committee and Chairman of Trilantic Energy Partners. His primary focus is on investments in the energy sector. Mr. Manning joined Lehman Brothers Merchant Banking in 2000 and was concurrently the Head of Lehman Brothers’ Investment Management Division, including both the Asset Management and Private Equity businesses, in Asia‑Pacific from 2006 to 2008. He was also a member of the Global Investment Management Division Executive Committee and the Private Equity Division Operating Committee. Prior to Lehman Brothers, Mr. Manning was the chief financial officer of The Wing Group, a developer of international power projects. Prior to The Wing Group, he was in the investment banking department of Kidder, Peabody & Co., where he worked on M&A and corporate finance transactions in the energy sector. Mr. Manning currently serves on the boards of The Cross Group, Enduring Resources, LLC, Fluid Delivery Systems, Templar Energy LLC, and Trail Ridge Energy Partners II LLC, Velvet Energy, Ltd., and Ward Energy Partners. Mr. Manning was previously Chairman of the Board of LB Pacific and TLP Energy and a director of Mediterranean Resources and VantaCore Partners.  Mr. Manning holds an M.B.A. from The Wharton School of the University of Pennsylvania and a B.B.A. from the University of Texas at Austin.

Mr. Manning has significant experience with energy companies and investments and broad knowledge of the oil and gas industry. We believe his background and skill set make Mr. Manning well‑suited to serve as a member of our board of directors.

David A. Peters joined the board of Midstream Management in connection with our listing on the NYSE, and serves as a member of the audit committee. Mr. Peters served as a director of TransMontaigne GP L.L.C., the general partner of TransMontaigne Partners L.P. (NYSE: TLP), from May 2005 to August 2014, and served as a member of the audit and compensation committees and as the chair of the conflicts committee. Since 1999, Mr. Peters has been a business consultant with a primary client focus in the energy sector. In addition, Mr. Peters also served as a member of the board of directors of QDOBA Restaurant Corporation from 1998 to 2003. From 1997 to 1999, Mr. Peters was a managing director of a private investment fund, and from 1995 to 1997 he served as an executive vice president at Duke Energy Field Services/PanEnergy Field Services Inc., responsible for natural gas gathering, processing and storage operations. Prior to joining Duke Energy Field Services/PanEnergy Field Services Inc., Mr. Peters held various positions with Associated Natural Gas Corporation, and from 1980 to 1984, he worked in the audit department of Peat Marwick Mitchell & Co. Mr. Peters holds a B.B.A. from the University of Michigan.

Mr. Peters has extensive knowledge of the energy industry as a business consultant and a former director of the general partner of a master limited partnership and significant financial and accounting knowledge. We believe his background and skill set make Mr. Peters well‑suited to serve as a member of our board of directors and of the audit committee.

Committees of the Board of Directors

The board of directors of our general partner has an audit committee. We do not have a compensation committee, but rather the board of directors of our general partner approves equity grants to directors and Antero employees. The board of directors of our general partner may establish a conflicts committee to review specific matters that the board believes may involve conflicts of interest.

Audit Committee

Our general partner established an audit committee prior to the completion of our IPO. Rules implemented by the NYSE and SEC require us to have an audit committee comprised of at least three directors who meet the independence and experience standards established by the NYSE and the Exchange Act, subject to transitional relief during the year following our IPO.  Messrs. Connor and Peters serve on our audit committee, and Mr. Connor serves as the Chairman of the committee. As required by the rules of the SEC and listing standards of the NYSE, the audit committee will consist solely of independent directors, subject to transitional relief. SEC rules also require that a public company disclose whether or not its audit committee has an “audit committee financial expert” as a member. An “audit committee financial expert” is defined as a person who, based on his or her experience, possesses the attributes outlined in such rules. Our board of directors believes that Mr. Connor possesses substantial financial experience based on his extensive experience in technical accounting and auditing matters as a former audit partner of KPMG, LLP. As a result of these qualifications, we believe Mr. Connor satisfies the definition of “audit committee financial expert.”

This committee oversees, reviews, acts on and reports on various auditing and accounting matters to our board of directors, including: the selection of our independent accountants, the scope of our annual audits, fees to be paid to the independent accountants, the performance of our independent accountants and our accounting practices. In addition, the audit committee oversees our compliance programs relating to legal and regulatory requirements. We adopted an audit committee charter defining the committee’s primary duties in a manner consistent with the rules of the SEC and NYSE.

Conflicts Committee

Our general partner may, from time to time, have a conflicts committee to which the board will appoint at least two independent directors and which may be asked to review specific matters that the board believes may involve conflicts of interest and determines to submit to the conflicts committee for review. The conflicts committee will determine if the resolution of the conflict of interest is adverse to the interest of the partnership. The members of the conflicts committee may not be officers or employees of our general partner or directors, officers or employees of its affiliates, including Antero Investment and Antero, and must meet the independence standards established by the NYSE and the Exchange Act to serve on an audit committee of a board of directors, along with other requirements in our partnership agreement. Any matters approved by the conflicts committee will be conclusively deemed to be approved by us and all of our partners and not a breach by our general partner of any duties it may owe us or our unitholders.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires executive officers and managing board members of our general partner and persons who beneficially own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish us with copies of all such reports.

Based solely upon our review of reports received by us, or representations from certain reporting persons that no filings were required, we believe that all of the officers and managing board members of our general partner and persons who beneficially owned more than 10% of our common units complied with all applicable filing requirements during fiscal year 2014.

Item 11.  Executive Compensation

Neither we nor our general partner have any employees. All of the executive officers of our general partner and other personnel who provide services to our business are employed by Antero. The named executive officers of our general partner (which we refer to below as our “Named Executive Officers”) are listed below along with their respective principal positions with our general partner and Antero:

Name	Principal Position
Paul M. Rady	Chairman of the Board of Directors and Chief Executive Officer
Glen C. Warren, Jr.	Director, President, Chief Financial Officer and Secretary
Alvyn A. Schopp	Chief Administrative Officer and Regional Vice President

Aside from certain equity awards granted to our Named Executive Officers under the Antero Midstream Partners LP Long-Term Incentive Plan (the “Midstream LTIP”), our Named Executive Officers currently receive all of their compensation and benefits for services provided to our business from Antero. Although we bear an allocated portion of Antero’s costs of providing such compensation and benefits to the employees who serve as our Named Executive Officers, we have no control over such costs and do not establish or direct the compensation policies or practices of Antero.  Pursuant to the services agreement that we have entered into with Antero and our general partner, we are required to reimburse Antero for a proportionate amount of compensation expenses incurred on our behalf.

Summary Compensation Table

		Salary	Bonus	Stock Awards	Option Awards		All Other Compensation	Total
Name and Principal Position	Year	($)	($) (1)	($) (2)	($)		($) (4)	($)
Paul M. Rady	2014	$800,000	$960,000	$25,567,995	$—	(3)	$6,677	$27,334,672
(Chairman of the Board and Chief Executive Officer)	2013	$650,000	$1,200,000	$—	$—		$—	$1,850,000
Glen C. Warren, Jr.	2014	$600,000	$600,000	$17,051,968	$—	(3)	$10,400	$18,262,368
(Director, President and Chief Financial Officer and Secretary)	2013	$525,000	$950,000	$—	$—		$—	$1,475,000
Alvyn A. Schopp	2014	$400,000	$340,000	$9,392,024	$—	(3)	$10,400	$10,142,424
(Chief Administrative Officer and Regional Vice President)	2013	$350,000	$500,000	$—	$—		$—	$850,000

(1)	Represents the aggregate amount of the annual discretionary cash bonuses paid to each Named Executive Officer.
(2)

The amounts reflected in this column represent the grant date fair value of (i) restricted stock unit awards granted to the Named Executive Officers pursuant to the AR LTIP (as defined below) and (ii) phantom units (which include tandem distribution equivalent rights) granted to the Named Executive Officers pursuant to the Midstream LTIP, computed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 718. See Note 5 to our consolidated financial statements for additional detail regarding assumptions underlying the value of these equity awards.

(3)

In May 2013, Messrs. Rady, Warren, and Schopp were each granted additional units in Employee Holdings (as defined below). As indicated below under the heading “—Narrative Disclosure to the Summary Compensation Table—Employee Holdings Unit Awards,” the units in Employee Holdings are intended to constitute “profits interests” for federal tax purposes. Accordingly, if Employee Holdings had been liquidated as of the date these units were granted, Messrs. Rady, Warren, and Schopp would not have been entitled to receive a distribution with respect to such units.

(4)	The amounts reflected in this column represent the amount of Antero’s 401(k) match for fiscal 2014 for each participating Named Executive Officer.

Narrative Disclosure to the Summary Compensation Table

The following is a discussion of material factors necessary to an understanding of the information disclosed in the Summary Compensation Table.

Phantom Unit Awards

On November 12, 2014, the board of directors of our general partner granted phantom units under the Midstream LTIP to each of our Named Executive Officers in connection with our IPO.  25% of the phantom units granted to each of our Named Executive Officers will become vested on each of the first four anniversaries of the grant date so long as the applicable Named Executive Officer remains continuously employed by Antero from the grant date through the applicable vesting date.  All of the phantom units granted to each Named Executive Officer will also become fully vested immediately if such Named Executive Officer’s employment terminates due to his death or disability.   Vested phantom units (less any phantom units withheld to satisfy applicable tax withholding obligations) will be settled through the issuance of common units within 30 days following the applicable vesting date. While a Named Executive Officer holds unvested phantom units, he is entitled to receive distribution equivalent right credits (the “Midstream DERs”) equal to cash distributions paid in respect of a common unit.  The Midstream DERs will be paid in cash within 30 days following the vesting of the associated phantom units (and will be forfeited at the same time the associated phantom units are forfeited). The potential acceleration and forfeiture events relating to these phantom units are described in greater detail under the heading “Potential Payments Upon Termination or a Change in Control” below.

Antero Restricted Stock Unit Awards

On April 1, 2014, the board of directors of our general partner granted restricted stock unit awards under Antero’s Long-Term Incentive Plan (the “AR LTIP”) to each of our Named Executive Officers in connection with a retention program adopted by the board of directors of our general partner in fiscal 2014. The retention program was intended to provide our Named Executive Officers with a direct link to the performance of Antero’s common stock while encouraging their continued service to Antero and us. With respect to Messrs. Rady and Warren, 50% of the restricted stock unit awards granted pursuant to the retention program will vest on October 22 of each of 2016 and 2017, so long as Mr. Rady or Warren, as applicable, remains continuously employed by Antero from the grant date through the applicable vesting date.  With respect to Mr. Schopp, 25% of the restricted stock unit awards granted pursuant to the retention program will vest on April 1 of each of 2015, 2016, 2017 and 2018, so long as Mr. Schopp remains continuously employed by Antero from the grant date through the applicable vesting date. All of the restricted stock units granted to each Named Executive Officer will also become fully vested immediately if such Named Executive Officer’s employment terminates due to his death or disability. Vested restricted stock units (less any restricted stock units withheld to satisfy applicable tax withholding obligations) will be settled through the issuance of Antero common stock within 30 days following the applicable vesting date. While a Named Executive Officer holds unvested restricted stock units, he is entitled to receive distribution equivalent right credits (the “AR DERs”) equal to cash distributions paid in respect of a share of Antero common stock. The AR DERs will be paid in cash within 30 days following the vesting of the associated restricted stock units (and will be forfeited at the same time the associated restricted stock units are forfeited).The potential acceleration and forfeiture events relating to these restricted stock units are described in greater detail under the heading “Potential Payments Upon Termination or a Change in Control” below. As of December 31, 2014, no restricted stock unit awards granted pursuant to the retention program had vested.

Employee Holdings Unit Awards

Historically, Antero’s long-term equity-based incentive awards have consisted of profits interests in Antero Resources Employee Holdings LLC (“Employee Holdings”), which holds as a portion of the membership interests in Antero Resources Investment LLC (“ARI”), which in turn, owns approximately 79% of the outstanding shares of Antero’s common stock. These awards entitle Antero’s employees, including our Named Executive Officers, to receive, subject to the terms and provisions of the limited liability company agreement of Employee Holdings (the “Employee Holdings LLC Agreement”) and the restricted unit agreements pursuant to which the awards were granted, a portion of any future profits of Employee Holdings that result from any distributions on the ARI units that are held by Employee Holdings once certain return thresholds have been achieved. This structure enabled Antero to provide its employees with long-term equity incentive compensation in an affiliated entity that may directly profit from any success Antero achieves. The numbers and classes of units in Employee Holdings that were granted to each Named Executive Officer were determined based on each executive’s contribution to the growth of Antero.

Other than the Employee Holdings units granted to Messrs. Rady, Warren, and Schopp in May 2013, all of the Employee Holdings units held by our Named Executive Officers were fully vested as of December 31, 2014. The unvested portion of the Employee Holdings units held by Messrs. Rady, Warren, and Schopp will become vested in accordance with the schedule as described in footnote 4 to the Outstanding Equity Awards at 2014 Fiscal Year-End table below.

Outstanding Equity Awards at 2014 Fiscal Year-End

The following table provides information concerning equity awards that have not vested for our Named Executive Officers as of December 31, 2014.

	Option Awards(1)				Stock Awards(6)
	Number of	Number of
	Securities	Securities				Market
	Underlying	Underlying			Number of	Value of
	Unexercised	Unexercised	Option	Option	Units That	Units That
	Options	Options	Exercise	Expiration	Have Not	Have Not
	Unexercisable	Exercisable	Price	Date	Vested	Vested
Name	(#) (2)	(#) (3)	($) (5)	($) (5)	(#) (7)	($) (8)
Paul M. Rady
Class A-2 Units	—	113,670	N/A	N/A		N/A
Class B-2 Units	—	500,000	N/A	N/A		N/A
Class B-4 Units(4)	1,875,000	625,000	N/A	N/A		N/A
Restricted Stock Units					307,314	$12,470,802
Phantom Units					192,000	$5,280,000

Glen C. Warren, Jr.
Class A-2 Units	—	75,780	N/A	N/A		N/A
Class B-2 Units	—	333,333	N/A	N/A		N/A
Class B-4 Units(4)	1,250,000	416,667	N/A	N/A		N/A
Restricted Stock Units					204,978	$8,318,007
Phantom Units					128,000	$3,520,000

Alvyn A. Schopp
Class A-2 Units	—	50,000	N/A	N/A		N/A
Class B-2 Units	—	125,000	N/A	N/A		N/A
Class B-4 Units(4)	318,750	106,250	N/A	N/A		N/A
Restricted Stock Units					122,926	$4,988,337
Phantom Units					48,000	$1,320,000

(1)

The equity awards that are disclosed in this Outstanding Equity Awards at 2014 Fiscal Year-End table under Option Awards are units in Employee Holdings that are intended to constitute profits interests for federal tax purposes rather than traditional option awards.

(2)	Awards reflected as “Unexercisable” are Employee Holdings units that have not yet become vested.
(3)	Awards reflected as “Exercisable” are Employee Holdings units that have become vested, but have not yet been settled.
(4)

One-third of the unvested Employee Holdings units reflected in this row will become vested on each of May 7, 2015, May 7, 2016 and May 7, 2017 so long as the applicable Named Executive Officer remains continuously employed by Antero or one of its affiliates through each such date.

(5)	These equity awards are not traditional options and, therefore, there is no exercise price or expiration date associated with them.
(6)

The equity awards that are disclosed in this Outstanding Equity Awards at 2014 Fiscal Year-End table under Stock Awards are restricted stock units granted under the AR LTIP and phantom units granted under the Midstream LTIP.

(7)

Except as otherwise provided in the applicable award agreement, (i) (A) with respect to Messrs. Rady and Warren, 50% of the restricted stock units will vest on October 22 of each of 2016 and 2017, so long as Mr. Rady or Warren, as applicable, remains continuously employed by Antero from the grant date through the applicable vesting date, and (B) with respect to Mr. Schopp, 25% of the restricted stock units will vest on April 1 of each of 2015, 2016, 2017 and 2018, so long as Mr. Schopp remains continuously employed by Antero from the grant date through the applicable vesting date, and (ii) 25% of the phantom units granted to each of our Named Executive Officers will become vested on November 12, 2015, 2016, 2017 and 2018, in each case, so long as the applicable Named Executive Officer remains continuously employed by Antero from the grant date through the applicable vesting date.

(8)

The amounts reflected in this column represent the market value of (i) common stock underlying the restricted stock unit awards granted to the Named Executive Officers, computed based on the closing price of Antero’s common stock on December 31, 2014, which was $40.58 per share, and (ii) our common units underlying the phantom unit awards granted to the Named Executive Officers, computed based on the closing price of our common units on December 31, 2014, which was $27.50 per unit.

Additional Narrative Disclosure
Retirement Benefits

Antero has not maintained, and does not currently maintain, a defined benefit pension plan or a nonqualified deferred compensation plan providing for retirement benefits. Antero maintains an employee retirement savings plan through which employees may save for retirement or future events on a tax-advantaged basis. Participation in the 401(k) plan is at the discretion of each individual employee, and our Named Executive Officers participate in the plan on the same basis as all other employees. While the plan permits Antero to make discretionary matching and non-elective contributions, Antero has not made any employer contributions in recent years apart from safe harbor matching contributions equal to 100% of employees’ pre-tax contributions under the plan, but not as to pre-tax contributions exceeding 4% of their eligible compensation (up to IRS limitations).

Potential Payments Upon Termination or a Change in Control

Antero does not maintain any employment, severance or change in control agreements with any of our Named Executive Officers. However, the unvested units in Employee Holdings granted to Messrs. Rady, Warren and Schopp could be affected by the termination of their employment or the occurrence of certain corporate events. The impact of such a termination or corporate event upon the units is governed by the terms of both the restricted unit agreements issued to them in connection with the grant of their unit awards, as well as the Employee Holdings LLC Agreement.

The Employee Holdings LLC Agreement provides that upon the termination of a Named Executive Officer’s employment with Antero by reason of death or “disability” (as defined below) or upon the occurrence of an “exit event” (as defined below) while the Named Executive Officer is employed by Antero, any unvested portion of the Employee Holdings units granted to the Named Executive Officer will become vested; Antero’s termination of the Named Executive Officer’s employment with or without “cause,” as well as the officer’s voluntary termination of employment, generally results in the forfeiture of all unvested Employee Holdings units. In addition, a termination for “cause” results in a forfeiture of all vested units. Any unvested portion of the Employee Holdings units granted to a Named Executive Officer may also become immediately vested under such circumstances and at such times as the board of directors of Employee Holdings determines to be appropriate in its discretion.

The Employee Holdings LLC Agreement also provides that upon the voluntary resignation of a Named Executive Officer or the occurrence of an exit event, any portion of the Employee Holdings units granted to the officer that have vested as of the time of the applicable event are subject to repurchase, at Employee Holdings’ option, at a purchase price equal to the “fair market value” of such units, as determined by the unanimous resolution of the board of directors of Employee Holdings. Such amount may be paid by Employee Holdings in cash or by promissory note. In addition, in lieu of electing to repurchase all or any portion of a Named Executive Officer’s vested units in Employee Holdings, the board of directors of Employee Holdings has the right to modify such units so that the aggregate amount that may potentially be distributed with respect to such units is “capped” at the lesser of (a) the aggregate amount that the Named Executive Officer is entitled to receive with respect to such units under the Employee Holdings LLC Agreement or (b) an amount equal to the sum of (x) the fair market value of such units as of the date the Named Executive Officer’s employment terminates (the “Termination Value”) and (y) an accretion amount with respect to the Termination Value calculated based upon a rate equal to 5% per annum, compounding annually in arrears as of the Termination Date.

Under the Employee Holdings LLC Agreement, a Named Executive Officer will be considered to have incurred a “disability” if the officer becomes incapacitated by accident, sickness or other circumstance that renders the officer mentally or physically incapable of performing the officer’s duties with Antero on a full time basis for a period of at least 120 days during any 12 month period. A termination for “cause” will occur following an employee’s (1) gross negligence or willful misconduct, (2) conviction of a felony or a crime involving theft, fraud or moral turpitude, (3) refusal to perform material duties or responsibilities, (4) willful and material breach of a corporate policy or code of conduct or (5) willful engagement in conduct that damages the integrity, reputation or financial success of Antero or any of its affiliates. Further, an “exit event” generally includes the sale of Antero Investment, in one transaction or a series of related transactions, whether structured as (a) a sale or other transfer of all or substantially all of Antero Investment (including by way of merger, consolidation, share exchange, or similar transaction), (b) a sale or other transfer of all or substantially all of our assets promptly followed by a dissolution and liquidation of our company or (c) a combination of the transactions described in clauses (a) and (b).

As noted above, any unvested phantom units or restricted stock units granted to our Named Executive Officers will become immediately fully vested if the applicable Named Executive Officer’s employment with Antero terminates due to his death or “disability.”  For purposes of these awards, a Named Executive Officer will be considered to have incurred a “disability” if he is unable to engage in any substantial gainful activity by reason of any medically determinable physical or mental impairment that can be expected to result in death or which has lasted or can be expected to last for a continuous period of not less than 12 months.

Potential Payments Upon Termination or Change in Control Table for Fiscal 2014

Because the right to repurchase vested Employee Holdings units is optional rather than mandatory, none of our Named Executive Officers would have had a right to receive any amounts in respect of their Employee Holdings units on or after a termination of their employment or the occurrence of an exit event as of December 31, 2014. However, if Messrs. Rady, Warren, or Schopp’s employment with Antero would have terminated due to the Named Executive Officers’ death or disability or if an exit event occurred, the unvested portion of his Employee Holdings units would have become vested. The Employee Holdings units effectively represent an indirect interest in certain shares of Antero’s common stock. The closing price of Antero’s common stock on December 31, 2014 was $40.58 per share.

Similarly, if any of our Named Executive Officers’ employment with Antero would have terminated due to the Named Executive Officers’ death or disability, the unvested portion of his restricted stock units and phantom units, as applicable, would have become vested.  The restricted stock units represent a direct interest in shares of Antero’s common stock, and the closing price of Antero’s common stock on December 31, 2014 was $40.58 per share.  The phantom units represent a direct interest in our common units, and the closing price of our common units on December 31, 2014 was $27.50 per unit.

The amounts that each of our Named Executive Officers would receive in connection with the accelerated vesting of their equity awards upon a termination due to their death or disability (assuming such termination occurred on December 31, 2014) is included in the last column of the Outstanding Equity Awards at 2014 Fiscal Year-End table above.

Compensation of Directors

Generally

Each director of our general partner who is not an officer or employee of Antero receives the following compensation for serving as a director:

an annual retainer fee of $60,000 per year;

an additional retainer of $7,500 per year if such director is a member of the audit committee (or an additional retainer of $20,000 per year if such director serves as the chairperson of the audit committee); and

an additional retainer of $5,000 per year if such director is a member of the conflicts committee (or an additional retainer of $15,000 per year if such director serves as the chairperson of the conflicts committee).

In addition to cash compensation, our non-employee directors receive annual equity-based compensation consisting of restricted units under the Midstream LTIP with an aggregate grant date value equal to $100,000, subject to the terms and conditions of the Midstream LTIP and the award agreements pursuant to which such awards are granted.

All retainers are paid in cash on a quarterly basis in arrears, but directors have the option to elect to receive their retainers in the form of common units pursuant to the Midstream LTIP rather than in cash. Our non-employee directors do not receive any meeting fees, but each director is reimbursed for (i) travel and miscellaneous expenses to attend meetings and activities of the board of directors of our general partner or its committees and (ii) travel and miscellaneous expenses related to participation in general education and orientation programs for directors.

Each director is fully indemnified by us for actions associated with serving as a director to the fullest extent permitted under Delaware law.

Director Compensation Table

Officers or employees of Antero who also serve as directors of our general partner do not receive additional compensation for such service.  The following table provides information concerning the compensation of our non-employee directors for the fiscal year ended December 31, 2014.

	Fee Earned or
	Paid in Cash	Unit Awards	Total
Name	($)⁽¹⁾	($)⁽²⁾	($)
Peter Kegan	$15,000	$116,000	$131,000
W Howard Keenan, Jr.	$15,000	$116,000	$131,000
Christopher R. Manning	$15,000	$116,000	$131,000
Richard W. Connor	$20,000	$116,000	$136,000
David Peters	$20,625	$116,000	$136,625

(1)	Includes annual cash retainer fee and committee chair fees for each non-employee director during fiscal 2014, as described above.
(2)

The amounts reflected in this column represent the grant date fair value of restricted unit awards granted to the non-employee directors of our general partner, computed in accordance with FASB ASC Topic 718. See Note 5 to our consolidated financial statements for additional detail regarding assumptions underlying the value of these equity awards.  As of December 31, 2014, Messrs. Kagan, Keenan, Manning, Connor, and Peters each held a total of 4,000 restricted units, which will become fully vested on November 12, 2015 so long as the applicable non-employee director continues to serve on our general partner’s board of directors through such date.

Equity Compensation Plan Information

The following table sets forth information about our securities that may be issued under all existing equity compensation plans of the Partnership and Antero as of December 31, 2014.

				Number of securities
				remaining available for
	Number of securities to be			future issuance under
	issued upon exercise of	Weighted-average exercise		equity compensation plans
	outstanding options,	price of outstanding options,		(excluding securities
	warrants and rights	warrants and rights		reflected in column (a))
Plan Category	(a) ('2)	(b)		(c)
Equity compensation plans approved by security holders
Antero Resources Corporation Long-Term Incentive Plan(1)	1,970,587	$52.44	(3)	14,819,823
Antero Midstream Partners LP Long-Term Incentive Plan(2)	2,361,440	N/A	(4)	7,618,560
Equity compensation plans not approved by security holders	—	—		—
Total	4,332,027			22,438,383

(1)	The Antero Resources Corporation Long-Term Incentive Plan (the “AR LTIP”) was approved by our sole stockholder prior to our IPO.
(2)	The Antero Midstream Partners LP Long Term Incentive Plan (the “Midstream LTIP”) was approved by the general partner of the Partnership prior to its IPO.
(3)	The calculation of the weighted-average exercise price of outstanding options, warrants and rights excludes restricted stock unit awards granted under the AR LTIP.
(4)	Only phantom unit awards are granted under the Midstream LTIP, therefore there is no weighted average exercise price.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the beneficial ownership of common units and subordinated units of Antero Midstream Partners LP that will be issued and outstanding as of February 19, 2015 held by:

•	our general partner;
•	beneficial owners of 5% or more of our common units;
•	each director and named executive officer; and
•	all of our general partner’s directors and executive officers as a group.

Unless otherwise noted, the address for each beneficial owner listed below is 1615 Wynkoop Street, Denver, Colorado 80202.

						Percentage of
						Common
					Percentage of	and
		Percentage of		Subordinated	Subordinated	Subordinated
	Common Units	Common Units		Units	Units	Units
	Beneficially	Beneficially		Beneficially	Beneficially	Beneficially
Name of Beneficial Owner	Owned	Owned		Owned	Owned	Owned
Antero Resources Corporation(¹)	29,940,957	39.4%		75,940,957	100%	69.7%
Antero Resources Midstream Management LLC(²)	—	—%		—	—%	—%
Richard W. Connor	9,000	*	%	—	—%	*	%
Peter R. Kagan	4,000	*	%	—	—%	*	%
W. Howard Keenan, Jr.	4,000	*	%	—	—%	*	%
Christopher R. Manning	14,000	*	%	—	—%	*	%
David A. Peters	10,000	*	%	—	—%	*	%
Paul M. Rady	60,000	*	%	—	—%	*	%
Glen C. Warren, Jr.	40,000	*	%	—	—%	*	%
Kevin J. Kilstrom	—	*	%	—	—%	*	%
Alvyn A. Schopp	6,000	*	%	—	—%	*	%
Ward D. McNeilly	—	*	%	—	—%	*	%
All directors and executive officers as a group (10 persons)	147,000	*	%	—	—%	*	%

*Less than 1%.

(1)

Under Antero’s amended and restated certificate of incorporation and bylaws, the voting and disposition of any of our common or subordinated units held by Antero will be controlled by the board of directors of Antero. The board of directors of Antero, which acts by majority approval, comprises Peter R. Kagan, W. Howard Keenan, Jr., Christopher R. Manning, Robert J. Clark, Richard W. Connor, Benjamin A. Hardesty, James R. Levy, Paul M. Rady and Glen C. Warren, Jr. Each of the members of Antero’s board of directors disclaims beneficial ownership of any of our units held by Antero.

(2)

Under our general partner’s amended and restated limited liability company agreement, the voting and disposition of any of our common or subordinated units or the incentive distribution rights held by our general partner will be controlled by its sole member, Antero Resources Investment LLC (“Antero Investment”). The board of directors of Antero Investment, which acts by majority approval, comprises Peter R. Kagan, W. Howard Keenan, Jr., Christopher R. Manning, Paul M. Rady and Glen C. Warren, Jr. Each of the members of Antero Investment’s board of directors disclaims beneficial ownership of any of our securities held by our general partner.

The following table sets forth the number of shares of common stock of Antero owned by each of the named executive officers and directors of our general partner and all directors and executive officers of our general partner as a group as of February 19, 2015:

		Percentage of
	Shares	Shares
	Beneficially	Beneficially
Name of Beneficial Owner	Owned	Owned
Richard W. Connor(1)(2)(3)	4,861	*
Peter R. Kagan(1)(2)	6,036	*
W. Howard Keenan, Jr.(1)(2)	4,821	*
Christopher R. Manning(1)(2)(4)	40,571	*
David A. Peters	—	—
Paul M. Rady	307,314	*
Glen C. Warren, Jr.(5)	204,985	*
Kevin J. Kilstrom	122,926	*
Alvyn A. Schopp	122,926	*
All directors and executive officers as a group (9 persons)	814,440	*

*Less than 1%.

(1)	Includes 1,477 shares of common stock of Antero issuable upon exercise of outstanding options.
(2)	Includes 1,526 shares of restricted stock that will vest on October 16, 2015.
(3)

Mr. Connor indirectly own 40 shares of common stock of Antero purchased by a family member, and these shares are included because of his relation to the purchaser. Mr. Connor disclaims beneficial ownership of all shares reported except to the extent of his pecuniary interest therein.

(4)

Mr. Manning is a partner of Trilantic Capital Partners. Mr. Manning indirectly owns 35,750 shares of common stock of Antero purchased by TCP Antero Principals LLC, a Trilantic Capital Partners entity, and these shares are included because of his affiliation with Trilantic Capital Partners. Mr. Manning disclaims beneficial ownership of all shares reported except to the extent of his pecuniary interest therein.

(5)

Mr. Warren indirectly owns 7 shares of common stock of Antero purchased by a family member, and these shares are included because of his relation to the purchaser. Mr. Warren disclaims beneficial ownership of all shares reported except to the extent of his pecuniary interest therein.

Securities Authorized for Issuance Under Equity Compensation Plan

The following table sets forth information with respect to the securities that may be issued under the Midstream LTIP as of February 19, 2015.  The Midstream LTIP was adopted by our general partner in connection with the closing of our IPO and provides for the making of certain awards. For information about the Midstream LTIP, that did not require approval by our limited partners, please read “Item 11.  Executive Compensation—Additional Narrative Disclosure—Midstream Long-Term Incentive Plan” in this Form 10-K.

	Number of securities to be	Weighted average	Number of securities remaining
	issued upon exercise of	exercise price of	available for future issuance under
	outstanding options,	outstanding options,	equity compensation plans,
Plan Category	warrants and rights (1)	warrants and rights (2)	excluding securities reflected in column
Equity compensation plans approved by security holders	2,381,440	—	7,618,560

(1)

Amounts in this column reflect phantom units and restricted units that have been granted under the Midstream LTIP. No awards (as defined under the LTIP) have been made other than the phantom units and restricted units. These phantom units and restricted units vest subject to the satisfaction of service requirements, upon the completion of which common units in the Partnership are delivered to the holder of the restricted units or phantom units.

(2)	This column is not applicable because phantom units do not have an exercise price.

Item 13.  Certain Relationships and Related Transactions and Director Independence

Antero owns 29,940,957 common units and 75,940,957 subordinated units representing an aggregate approximately 69.7% limited partner interest in us. Antero Investment owns and controls (and appoints all the directors of) our general partner, which owns a non‑economic general partner interest in us and the incentive distribution rights.

Distributions and Payments to Our General Partner and Its Affiliates

The following table summarizes the distributions and payments to be made by us to our general partner and its affiliates in connection with the conversion, ongoing operation and any liquidation of us.

Conversion of Antero Resources Midstream LLC to Antero Midstream Partners LP

The aggregate consideration received by our general partner in connection with the conversion of its special membership interest pursuant to the limited liability company agreement of Antero Resources Midstream LLC

	•	the non‑economic general partner interest; and
	•	the incentive distribution rights.
The aggregate consideration received by Antero in connection with the conversion of its common economic interest pursuant to the limited liability company agreement of Antero Resources Midstream LLC	•	35,940,957 common units;
	•	75,940,957 subordinated units;
	•	a distribution of $332.5 million to reimburse it for certain capital expenditures it incurred in connection with the Predecessor prior to Midstream Operating being contributed to us;
	•	our assumption of $510 million of indebtedness incurred in connection with the Predecessor prior to Midstream Operating being contributed to us; and
•

we will also undertake a public or private offering of common units in the future upon request by Antero and use the proceeds thereof (net of underwriting or placement agency discounts and commissions, as applicable) to redeem an equal number of common units from Antero as a distribution to reimburse Antero for certain capital expenditures incurred in connection with the Predecessor prior to Midstream Operating being contributed to us.

Option units or proceeds from option units

In connection with the completion of the IPO, the underwriters exercises their option to purchase additional common units. We used the net proceeds resulting from the issuance of 6,000,000 common units upon such exercise to acquire an equivalent number of common units from Antero, which common units were cancelled, to reimburse Antero for capital expenditures incurred in connection with the Predecessor prior to Midstream Operating being contributed to us.

Operational Stage
Distributions of cash available for distribution to our general partner and its affiliates

We will generally make cash distributions 100% to our unitholders, including affiliates of our general partner. In addition, if distributions exceed the minimum quarterly distribution and other higher target distribution levels, our general partner will be entitled to increasing percentages of the distributions, up to 50% of the distributions above the highest target distribution level.

Assuming we have sufficient cash available for distribution to pay the full minimum quarterly distribution on all of our outstanding common units and subordinated units for four quarters, our general partner and its affiliates (including Antero) would receive an annual distribution of approximately $76.1 million on their units.

Payments to our general partner and its affiliates

Antero provides customary management and general administrative services to us. Our general partner reimburses Antero at cost for its direct expenses incurred on behalf of us and a proportionate amount of its indirect expenses incurred on behalf of us, including, but not limited to, compensation expenses. Our general partner does not receive a management fee or other compensation for its management of our partnership, but we reimburse our general partner and its affiliates for all direct and indirect expenses they incur and payments they make on our behalf, including payments made to Antero for customary management and general administrative services. Our partnership agreement does not set a limit on the amount of expenses for which our general partner and its affiliates may be reimbursed. These expenses include salary, bonus, incentive compensation and other amounts paid to persons who perform services for us or on our behalf and expenses allocated to our general partner by its affiliates. Our partnership agreement provides that our general partner will determine the expenses that are allocable to us.

Withdrawal or removal of our general partner

If our general partner withdraws or is removed, its non‑economic general partner interest and its incentive distribution rights will either be sold to the new general partner for cash or converted into common units, in each case for an amount equal to the fair market value of those interests. Please read “The Partnership Agreement—Withdrawal or Removal of Our General Partner.”

Liquidation Stage
Liquidation	Upon our liquidation, the partners, including our general partner,will be entitled to receive liquidating distributions according to their respective capital account balances.

Agreements with Antero

In connection with our IPO, we entered into certain agreements with Antero, as described in more detail below.

Registration Rights Agreement

Pursuant to the registration rights agreement, we may be required to register the sale of Antero’s (i) common units issued (or issuable) to it pursuant to the contribution agreement, (ii) subordinated units and (iii) common units issuable upon conversion of subordinated units pursuant to the terms of the partnership agreement (together, the “Registrable Securities”) in certain circumstances.

Demand Registration Rights

Antero has the right to require us by written notice to register the sale of a number of their Registrable Securities in an underwritten offering. We are required to provide notice of the request within 10 days following the receipt of such demand request to all additional holders of Registrable Securities, if any, who may, in certain circumstances, participate in the registration. We are not obligated to effect any demand registration in which the anticipated aggregate offering price included in such offering is less than $50,000,000. Once we are eligible to effect a registration on Form S‑3, any such demand registration may be for a shelf registration statement.

Piggy‑back Registration Rights

If, at any time, we propose to register an offering of our securities (subject to certain exceptions) for our own account, then we must give to Antero securities to allow it to include a specified number of Registrable Securities in that registration statement.

Redemptive Offerings

We may be required pursuant to the registration rights agreement to undertake a future public or private offering and use the proceeds (net of underwriting or placement agency discounts, fees and commissions, as applicable) to redeem an equal number of common units from Antero.

Conditions and Limitations; Expenses

The registration rights are subject to certain conditions and limitations, including the right of the underwriters to limit the number of Registrable Securities to be included in a registration and our right to delay or withdraw a registration statement under certain circumstances. We will generally pay all registration expenses in connection with our obligations under the registration rights agreement, regardless of whether a registration statement is filed or becomes effective. The obligations to register Registrable Securities under the registration rights agreement will terminate when no Registrable Securities remain outstanding. Registrable Securities shall cease to be covered by the registration rights agreement when they have (i) been sold pursuant to an effective registration statement under the Securities Act, (ii) been sold in a transaction exempt from registration under the Securities Act (including transactions pursuant to Rule 144), (iii) ceased to be outstanding, (iv) been sold in a private transaction in which Antero’s rights under the registration rights agreement are not assigned to the transferee or (v) become eligible for resale pursuant to Rule 144(b) (or any similar rule then in effect under the Securities Act).

Services Agreement

Pursuant to the services agreement, Antero has agreed to provide customary operational and management services for us in exchange for reimbursement of its direct expenses and an allocation of its indirect expenses attributable to the provision of such services to us. For the year ended December 31, 2014, we incurred $15.5 million of operating and maintenance expenses and $22.0 million of general and administrative expenses. To the extent that these expenses are incurred by Antero on our behalf, we would reimburse Antero for such expenses under the services agreement.

Gathering and Compression

Pursuant to our 20‑year gas gathering and compression agreement with Antero, Antero has agreed to dedicate all of its current and future acreage in West Virginia, Ohio and Pennsylvania to us (other than the existing third‑party commitments), so long as such production is not otherwise subject to a pre‑existing dedication to third‑party gathering systems. Antero’s production subject to a pre‑existing dedication will be dedicated to us at the expiration of such pre‑existing dedication. In addition, if Antero acquires any gathering facilities, it is required to offer such gathering facilities to us at its cost.

Under the gathering and compression agreement, we receive a low pressure gathering fee of $0.30 per Mcf, a high pressure gathering fee of $0.18 per Mcf, a compression fee of $0.18 per Mcf, and a condensate gathering fee of $4.00 per Bbl, in each case subject to CPI‑based adjustments. If and to the extent Antero requests that we construct new high pressure lines and compressor stations requested by Antero, the gathering and compression agreement contains minimum volume commitments that require Antero to utilize or pay for 75% and 70%, respectively, of the capacity of such new construction. Additional high pressure lines and compressor stations installed on our own initiative are not subject to such volume commitments. These minimum volume commitments on new infrastructure, as well as price adjustment mechanisms, are intended to support the stability of our cash flows.

We also have an option to gather and compress natural gas produced by Antero on any acreage it acquires in the future outside of West Virginia, Ohio and Pennsylvania on the same terms and conditions. In the event that we do not exercise this option, Antero will be entitled to obtain gathering and compression services and dedicate production from limited areas to such third‑party agreements from third parties.

In return for Antero’s acreage dedication, we have agreed to gather, compress, dehydrate and redeliver all of Antero’s dedicated natural gas on a firm commitment, first‑priority basis. We may perform all services under the gathering and compression agreement or we may perform such services through third parties. In the event that we do not perform our obligations under the gathering and compression agreement, Antero will be entitled to certain rights and procedural remedies thereunder.

Pursuant to the gathering and compression agreement, we have also agreed to build to and connect all of Antero’s wells producing dedicated natural gas, subject to certain exceptions, upon 180 days’ notice by Antero. In the event of late connections, Antero’s natural gas will temporarily not be subject to the dedication. We are entitled to compensation under the gathering and compression agreement for capital costs incurred if a well does not commence production within 30 days following the target completion date for the well set forth in the notice from Antero.

We have agreed to install compressor stations at Antero’s direction, but will not be responsible for inlet pressures or for pressuring natural gas to enter downstream facilities if Antero has not directed us to install sufficient compression. Additionally, we will provide high pressure gathering pursuant to the gathering and compression agreement.

Upon completion of the initial 20‑year term, the gathering and compression agreement will continue in effect from year to year until such time as the agreement is terminated, effective upon an anniversary of the effective date of the agreement, by either us or Antero on or before the 180th day prior to the anniversary of such effective date.

Fresh Water Distribution

In addition to the gathering and compression agreement, Antero has also granted us an option for a period of two years to purchase its fresh water distribution systems at fair market value, with a right of first offer thereafter. Antero owns two independent fresh water distribution systems that distribute fresh water from the Ohio River and several other regional water sources for producers’ well completion operations in the Marcellus and Utica Shales. These systems consist of a combination of permanent buried pipelines, moveable surface pipelines and fresh water storage facilities, as well as pumping stations to transport the fresh water throughout the pipeline networks. As of December 31, 2014, Antero expanded its fresh water distribution system to include 103 miles and 49 miles of buried water pipelines in the Marcellus and Utica operating areas, respectively, as well as 22 and 8 fresh water storage impoundments, respectively.

If we elect to exercise the option, we must provide written notice to Antero stating our intention to exercise. Within 30 days after we deliver an exercise notice, Antero must propose to us, in writing, a purchase price for the fresh water distribution systems. The conflicts committee of our general partner will determine, with the assistance of independent advisors, whether to accept the proposed purchase price. If we cannot agree with Antero on a mutually acceptable purchase price after good faith negotiations by both parties, Antero will nominate three investment banking firms and we will select one of those firms to determine the fair market value of the fresh water distribution systems. Once the selected investment bank submits its valuation, we will have the right, but not the obligation, to purchase the fresh water distribution systems at the price determined by the investment bank. Our exercise of the option will require the approval of the conflicts committee of the board of directors of our general partner. We will have the option to pay the purchase price using our common units, which will be valued at a 5% discount to the volume‑weighted average price of our common units during the ten trading days prior to the date of the agreement pursuant to which we would acquire the fresh water distribution systems. Following the term of the option, if the option is not exercised, we will have a right of first offer to acquire the fresh water gathering systems if Antero ever decides to dispose of such systems.

If we purchase Antero’s fresh water distribution systems, we will enter into a 20‑year fresh water distribution agreement with Antero, pursuant to which a service area encompassing all of Antero’s areas of operation in West Virginia, Ohio and Pennsylvania will be dedicated to us. If Antero requires fresh water distribution services outside of the initial service area, we will have the option to provide those services on the same terms and conditions. In the event we do not exercise this option, Antero will be entitled to obtain proposals for fresh water distribution from third parties.

We will then have the right to match any proposal received by Antero from a third‑party. Under the fresh water distribution agreement, we will receive a fee of $3.50 per barrel for fresh water deliveries to well sites by pipe or $3.00 per barrel if Antero accesses the water by truck directly from our fresh water storage facilities, in each case subject to CPI‑based adjustments. Similar to the gathering and compression agreement, the price adjustment mechanisms in the fresh water distribution agreement will be intended to support the stability of our cash flows. In addition, if Antero acquires any facilities for providing water for hydraulic fracturing, it will be required to offer such facilities to us at its cost.

The water pipeline system by which we would distribute fresh water includes facilities for receiving fresh water at designated sources. Pursuant to the fresh water distribution agreement, we transport and store such fresh water at specific areas of operation. The water pipeline system also includes permanent and temporary water lines for delivering Antero’s fresh water from the transportation system to its well sites for hydraulic fracturing operations.

In return for Antero’s acreage dedication, we will agree to receive Antero’s fresh water and deliver such fresh water to the water pipeline system storage facilities or to particular well sites for hydraulic fracturing up to the available capacity of the water pipeline system. Antero will retain the risk of acquiring water in sufficient quantities. We may perform all services under the fresh water distribution agreement or we may perform such services through third parties. In the event that we do not perform our obligations under the fresh water distribution agreement, Antero will be entitled to certain rights and procedural remedies thereunder.

We will have the right to use excess water pipeline system capacity and water from Antero’s fresh water sources to provide to third parties, provided that we pay the cost, if any, of such excess water.

Further, we will be required to build out and expand the water pipeline system in order to deliver fresh water to all of Antero’s wells being drilled, subject to certain exceptions. We will be obligated to connect the water system and commence water deliveries to particular wells with the central portions of the initial service area upon 180 days’ notice from Antero. Our obligation to connect and commence water deliveries in the outlying areas of the initial service area will be phased in over time, but the 180‑day notice period will eventually become applicable to all areas in the initial service area. If we do not connect to a particular well for water deliveries, Antero may transport water from our water storage sites for delivery to its well sites.

Upon completion of the initial 20‑year term, the fresh water distribution agreement will continue in effect from year to year until such time as the agreement is terminated, effective upon an anniversary of the effective date of the agreement, by either us or Antero on or before the 180th day prior to the anniversary of such effective date.

Processing

Although we do not currently have any processing or NGLs fractionation, transportation or marketing infrastructure, we have entered into a right‑of‑first‑offer agreement with Antero for gas processing services, pursuant to which Antero has agreed, subject to certain exceptions, not to procure any gas processing or NGLs fractionation, transportation or marketing services with respect to its production (other than production subject to a pre‑existing dedication) without first offering us the right to provide such services.

Antero’s request for offer will describe the production that will be dedicated under the resulting agreement and the capacities of the facilities it desires and, if applicable, details of the facility Antero has acquired or proposes to acquire. Antero is permitted concurrently to seek offers from third parties for the same services on the same terms and conditions, but we have a right to match the fees offered by any third‑party. Antero will only be permitted to obtain these services from third parties if we either do not make an offer or do not match a competing third‑party offer. The process could result in Antero obtaining certain of the required services from us (for example, gas processing) and certain of such services (for example, NGLs fractionation and related services) from a third‑party. Our right of first offer does not apply to production that is subject to a pre‑existing dedication. The right of first offer agreement has a 20‑year term.

Pursuant to the procedures provided for in the right of first offer agreement, if our offer prevails, Antero will enter into a gas processing agreement or other appropriate services agreement with us and, if applicable, transfer the acquired facility to us for the price for which Antero acquired it. Relevant production will be dedicated under such agreement. We will provide the relevant services for the offered fees, subject to price adjustments based on the consumer price index, or CPI, and Antero will be obligated to deliver minimum daily volumes or pay fees for any deficiencies in deliveries. We may perform all services under the gas processing or other services agreement or may perform such services through third parties. In the event that we do not perform our obligations under the agreement, Antero will be entitled to certain rights and procedural remedies thereunder.

If pursuant to the foregoing procedures Antero enters into a gas processing agreement with us, we will agree to construct or cause to be constructed a processing plant to process the dedicated natural gas, except to the extent rendered unnecessary if Antero is transferring an acquired facility to us. If Antero requires additional capacity in the future at the plant at which we are providing the services, we will have the option to provide such additional capacity on the same terms and conditions. In the event that we do not exercise this option, Antero will be entitled to obtain proposals from third parties to process such production.

License

Pursuant to a license agreement with Antero, we will have the right to use certain Antero‑related names and trademarks in connection with our operation of the midstream business.

Procedures for Review, Approval and Ratification of Transactions with Related Persons

The board has adopted a written code of business conduct and ethics, under which a director would be expected to bring to the attention of our chief executive officer or the board any conflict or potential conflict of interest that may arise between the director or any affiliate of the director, on the one hand, and us or our general partner on the other. The resolution of any such conflict or potential conflict should, at the discretion of the board in light of the circumstances, be determined by a majority of the disinterested directors.

If a conflict or potential conflict of interest arises between our general partner or its affiliates, on the one hand, and us or our unitholders, on the other hand, the resolution of any such conflict or potential conflict should be addressed by the board of directors of our general partner in accordance with the provisions of our partnership agreement. At the discretion of the board in light of the circumstances, the resolution may be determined by the board in its entirety or by the conflicts committee.

Pursuant to our code of business conduct, our general partner’s executive officers are required to avoid conflicts

Conflicts of Interest

Conflicts of interest exist and may arise in the future as a result of the relationships between our general partner and its directors, officers, affiliates (including Antero) and owners, on the one hand, and us and our limited partners, on the other hand. Conflicts may arise as a result of the duties of our general partner and its directors and officers to act for the benefit of its owners, which may conflict with our interests and the interests of our public unitholders. We are managed and operated by the board of directors and officers of our general partner, Midstream Management, which is owned by Antero Investment. All of our initial officers and a majority of our initial directors will also be officers or directors of Antero Investment. Similarly, all of the officers and a majority of the directors of our general partner are also officers or directors of Antero. Although our general partner has a contractual duty to manage us in a manner that it believes is not adverse to our interests, the directors and officers of our general partner have a fiduciary duty to manage our general partner in a manner that is beneficial to Antero Investment. Our general partner’s directors and officers who are also directors and officers of Antero have a fiduciary duty to manage Antero in a manner that is beneficial to Antero and its shareholders. Our partnership agreement specifically defines the remedies available to unitholders for actions taken that, without these defined liability standards, might constitute breaches of fiduciary duty under applicable Delaware law. The Delaware Act provides that Delaware limited partnerships may, in their partnership agreements, expand, restrict or eliminate the fiduciary duties otherwise owed by the general partner to the limited partners and the partnership.

Whenever a conflict arises between our general partner or its owners and affiliates (including Antero), on the one hand, and us or our limited partners, on the other hand, the resolution or course of action in respect of such conflict of interest shall be permitted and deemed approved by us and all our limited partners and shall not constitute a breach of our partnership agreement, of any agreement contemplated thereby or of any duty, if the resolution or course of action in respect of such conflict of interest is:

•	approved by the conflicts committee of our general partner, although our general partner is not obligated to seek such approval; or
•	approved by the holders of a majority of the outstanding common units, excluding any such units owned by our general partner or any of its affiliates.

Our general partner may, but is not required to, seek the approval of such resolutions or courses of action from the conflicts committee of its board of directors or from the holders of a majority of the outstanding common units as described above. If our general partner does not seek approval from the conflicts committee or from holders of common units as described above and the board of directors of our general partner approves the resolution or course of action taken with respect to the conflict of interest, then it will be presumed that, in making its decision, the board of directors of our general partner acted in good faith, and in any proceeding brought by or on behalf of us or any of our unitholders, the person bringing or prosecuting such proceeding will have the burden of overcoming such presumption and proving that such decision was not in good faith. Unless the resolution of a conflict is specifically provided for in our partnership agreement, the board of directors of our general partner or the conflicts committee of the board of directors of our general partner may consider any factors they determine in good faith to consider when resolving a conflict. An independent third party is not required to evaluate the resolution. Under our partnership agreement, a determination, other action or failure to act by our general partner, the board of directors of our general partner or any committee thereof (including the conflicts committee) will be deemed to be “in good faith” unless our general partner, the board of directors of our general partner or any committee thereof (including the conflicts committee) believed such determination, other action or failure to act was adverse to the interest of the partnership. Please read “Management—Committees of the Board of Directors—Conflicts Committee” for information about the conflicts committee of our general partner’s board of directors.

Director Independence

Rather than adopting categorical standards, the Board assesses director independence on a case-by-case basis, in each case consistent with applicable legal requirements and the listing standards of the NYSE. After reviewing all relationships each director has with the Partnership, including the nature and extent of any business relationships between the Partnership and each director, as well as any significant charitable contributions the Partnership makes to organizations where its directors serve as board members or executive officers, the Board has affirmatively determined that the following directors have no material relationships with the Partnership and are independent as defined by the current listing standards of the NYSE: Messrs. Kagan, Keenan, Manning, Connor and Peters. Neither Mr. Rady, the Chairman and Chief Executive Officer of our general partner, nor Mr. Warren, the President, Chief Financial Officer and Secretary of our general partner, is considered by the Board to be an independent director because of his employment with Antero.

Item 14.  Principal Accountant Fees and Services

 The table below sets forth the aggregate fees and expenses billed by KPMG LLP, the Partnership's independent registered public accounting firm, for the Partnership and its Predecessor for the year ended December 31, 2014:

For the Years Ended
December 31,
(in thousands)	2014
Audit Fees ⁽¹⁾:
Audit and Quarterly Reviews	$242
Other Filings	276
Subtotal	518
Tax Fees ⁽²⁾:	46
Total	$564

(1)

Includes audit of the Predecessor’s annual financial statements for the years ended December 31, 2012 and 2013, the audit of the Partnership’s annual consolidated financial statements for the year ended December 31, 2014 included in this Annual Report on form 10-K, review of the Partnership's quarterly financial statements included in its Quarterly Reports on Form 10-Q and review of the Partnership’s other filings with the SEC, including work performed in conjunction with S-1 filings, consents and other research work necessary to comply with generally accepted auditing standards for the years ended December 31, 2012, 2013, and 2014.

(2)	Consultation on tax matters.

The charter of the Audit Committee and its pre-approval policy require that the Audit Committee review and pre-approve the Partnership’s independent registered public accounting firm's fees for audit, audit-related, tax and other services. The Chairman of the Audit Committee has the authority to grant pre-approvals, provided such approvals are within the pre-approval policy and are presented to the Audit Committee at a subsequent meeting. For the year ended December 31, 2014, the audit committee of our predecessor approved 100% of the services described above under the captions "Audit Fees" and "Tax Fees."

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)(1) and (a)(2) Financial Statements and Financial Statement Schedules

The consolidated financial statements are listed on the Index to Financial Statements to this report beginning on page F‑1.

(a)(3) Exhibits.

Exhibit Number	Description of Exhibit
3.1

Certificate of Conversion of Antero Resources Midstream LLC, dated November 5, 2014 (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K (Commission File No. 001-36719) filed on November 7, 2014).

3.2

Certificate of Limited Partnership of Antero Midstream Partners LP, dated November 5, 2014 (incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K (Commission File No. 001-36719) filed on November 7, 2014).

3.3

Agreement of Limited Partnership, dated as of November 10, 2014, by and between Antero Resources Midstream Management LLC, as the General Partner, and Antero Resources Corporation, as the Organizational Limited Partner (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K (Commission File No. 001-36719) filed on November 17, 2014).

10.1

Amended and Restated Contribution Agreement, dated as of November 10, 2014, by and between Antero Resources Corporation and Antero Midstream Partners LP (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (Commission File No. 001-36719) filed on November 17, 2014).

10.2

Gathering and Compression Agreement, dated as of November 10, 2014, by and between Antero Resources Corporation and Antero Midstream LLC (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K (Commission File No. 001-36719) filed on November 17, 2014).

10.3

Right of First Offer Agreement, dated as of November 10, 2014, by and between Antero Resources Corporation and Antero Midstream LLC (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K (Commission File No. 001-36719) filed on November 17, 2014).

10.4

License Agreement, dated as of November 10, 2014, by and between Antero Resources Corporation and Antero Midstream Partners LP (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K (Commission File No. 001-36719) filed on November 17, 2014).

10.5

Registration Rights Agreement, dated as of November 10, 2014, by and among Antero Midstream Partners LP and Antero Resources Corporation (incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K (Commission File No. 001-36719) filed on November 17, 2014).

10.6

Credit Agreement, dated as of November 10, 2014, among Antero Midstream Partners LP and certain of its subsidiaries, certain lenders party thereto, Wells Fargo Bank, National Association, as administrative agent, l/c issuer and swingline lender and the other parties thereto (incorporated by reference to Exhibit 10.6 to Current Report on Form 8-K (Commission File No. 001-36719) filed on November 17, 2014).

10.7

Services Agreement, dated as of November 10, 2014, by and among Antero Midstream Partners LP and Antero Resources Corporation (incorporated by reference to Exhibit 10.7 to Current Report on Form 8-K (Commission File No. 001-36719) filed on November 17, 2014).

10.8

Form of Antero Midstream Partners LP Long-Term Incentive Plan (incorporated by reference to Exhibit 10.11 to Amendment No. 4 to Antero Resources Midstream LLC’s Registration Statement on Form S-1, filed on July 11, 2014, File No. 333-193798).

10.9

Form of Indemnification Agreement (incorporated by reference to Exhibit 10.12 to Amendment No. 4 to Antero Resources Midstream LLC’s Registration Statement on Form S-1, filed on July 11, 2014, File No. 333-193798).

21.1*	Subsidiaries of Antero Midstream Partners LP.
23.1*	Consent of KPMG, LLP.
31.1*	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (18 U.S.C. Section 7241).
31.2*	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (18 U.S.C. Section 7241).
32.1*	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (18 U.S.C. Section 1350).
32.2*	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (18 U.S.C. Section 1350).
101*

The following financial information from this Form 10-K of Antero Midstream Partners LP for the year ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements, tagged as blocks of text.

The exhibits marked with the asterisk symbol (*) are filed or furnished (in the case of Exhibits 32.1 and 32.2) with this Annual Report on Form 10‑K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANTERO MIDSTREAM PARTNERS LP

By:	ANTERO RESOURCES MIDSTREAM MANAGEMENT LLC, its general partner

By:	/s/ Glen C. Warren, Jr.
Glen C. Warren, Jr.
President, Chief Financial Officer and Secretary

Date:	February 25, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title (Position with Antero Resources Midstream Management LLC)	Date

/s/ Paul M. Rady	Chairman of the Board, Director and Chief Executive officer	February 25, 2015
Paul M. Rady	(principal executive officer)

/s/ Glen C. Warren, Jr.	President, Director, Chief Financial Officer and Secretary	February 25, 2015
Glen C. Warren, Jr.	(principal financial officer)

/s/ K. Phil Yoo	Chief Accounting Officer and Corporate Controller	February 25, 2015
K. Phil Yoo	(principal accounting officer)

/s/ Richard W. Connor	Director	February 25, 2015
Richard W. Connor

/s/ W. Howard Keenan, Jr.	Director	February 25, 2015
W. Howard Keenan, Jr.

/s/ Peter R. Kagan	Director	February 25, 2015
Peter R. Kagan

/s/ David A. Peters	Director	February 25, 2015
David A. Peters

/s/ Christopher R. Manning	Director	February 25, 2015
Christopher R. Manning

Introductory Note to Consolidated Financial Statements

The information in this report includes periods prior to the completion of Antero Midstream Partners LP initial public offering (“IPO”) on November 10, 2014. Consequently, the consolidated financial statements and related discussion of financial condition and results of operations contained in this report include periods that pertain to the gathering and compression assets of Antero Resources Corporation (“Antero”), our predecessor for accounting purposes.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Unitholders

Antero Midstream Partners LP:

We have audited the accompanying consolidated balance sheets of Antero Midstream Partners LP (“the Partnership”) and its accounting predecessor as of December 31, 2013 and 2014 and the related consolidated statements of operations and comprehensive income (loss), partners’ capital, and cash flows for each of the years in the three-year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Antero Midstream Partners LP and its accounting predecessor as of December 31, 2013 and 2014, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Denver, Colorado

February 25, 2015

ANTERO MIDSTREAM PARTNERS LP

Consolidated Balance Sheets

December 31, 2013, and 2014

(In thousands, except unit counts)

	2013	2014
Assets
Current assets:
Cash and cash equivalents	$—	$230,192
Accounts receivable–affiliate	3,032	17,646
Prepaid	—	518
Total current assets	3,032	248,356
Property and equipment:
Gathering and compressions systems	580,800	1,180,707
Less accumulated depreciation	(14,324)	(51,110)
Property and equipment, net	566,476	1,129,597
Other assets, net	8,581	17,168
Total assets	$578,089	$1,395,121
Liabilities and Partners' capital
Current liabilities:
Accounts payable	$5,804	$8,728
Accounts payable–affiliate	—	1,380
Accrued capital expenditures	33,343	37,208
Accrued liabilities	648	5,346
Other current liabilities	910	—
Total current liabilities	40,705	52,662
Long-term liabilities
Other	4,864	—
Total liabilities	45,569	52,662
Commitments and contingencies (Note 8)
Partners' capital:
Common unitholders - public (46,000,000 units issued and outstanding)	—	71,665
Common unitholder - Antero (29,940,957 units issued and outstanding)	—	180,757
Subordinated unitholder - Antero (75,940,957 units issued and outstanding)	—	1,090,037
Total partners' capital	—	1,342,459
Parent net investment	532,520	—
Total capital	532,520	1,342,459
Total liabilities and partners' capital	$578,089	$1,395,121

See accompanying notes to consolidated financial statements.

ANTERO MIDSTREAM PARTNERS LP

Consolidated Statements of Operations and Comprehensive Income (Loss)

Years Ended December 31, 2012, 2013, and 2014

(In thousands, except unit counts and per unit amounts)

	Year ended
	December 31,
	2012	2013	2014

Revenue–affiliate	$647	$22,363	$95,746
Operating expenses:
Direct operating	652	2,079	15,470
General and administrative (including $15,931 and $8,619 of equity-based compensation in 2013 and 2014, respectively)	2,894	23,124	22,035
Depreciation	1,679	11,346	36,789
Total operating expenses	5,225	36,549	74,294
Operating income (loss)	(4,578)	(14,186)	21,452
Interest expense	8	146	4,620
Net income (loss) and comprehensive income (loss)	$(4,586)	$(14,332)	$16,832

Net income attributable to Antero Midstream Partners LP subsequent to IPO			7,422
Less: General partner's interest in net income subsequent to IPO			—
Limited partners' interest in net income subsequent to IPO			$7,422
Net income attributable to Antero Midstream Partners LP subsequent to IPO per limited partner unit (basic and diluted)
Common units			$0.05
Subordinated units			$0.05
Weighted average number of limited partner units outstanding (basic and diluted):
Common units–public			46,000,000
Common units–Antero			29,940,957
Subordinated units–Antero			75,940,957

See accompanying notes to consolidated financial statements.

ANTERO MIDSTREAM PARTNERS LP

Consolidated Statements of Partners’ Capital

Years Ended December 31, 2012, 2013, and 2014

(In thousands)

	Partnership
	Common Unitholders Public	Common Unitholder Antero	Subordinated Unitholder Antero	General Partner Antero	Parent Net Investment	Total
Balance at December 31, 2011	$—	$—	$—	$—	$29,002	$29,002
Net loss and comprehensive loss					(4,586)	(4,586)
Deemed contribution from parent, net					118,446	118,446
Balance at December 31, 2012	—	—	—	—	142,862	142,862
Net loss and comprehensive loss	—	—	—	—	(14,332)	(14,332)
Deemed contribution from parent, net	—	—	—	—	388,059	388,059
Equity-based compensation	—	—	—	—	15,931	15,931
Balance at December 31, 2013	—	—	—	—	532,520	532,520
Net income and comprehensive income	—	—	—	—	9,410	9,410
Deemed contribution from parent, net	—	—	—	—	29,764	29,764
Equity-based compensation	—	—	—	—	6,351	6,351
Balance at November 10, 2014 (prior to IPO)	—	—	—	—	578,045	578,045
Allocation of net investment to unitholders	—	163,458	414,587	—	(578,045)	—
Net proceeds from IPO	1,087,224	—	—	—	—	1,087,224
Distribution to Antero	—	(94,023)	(238,477)	—	—	(332,500)
Net income and comprehensive income	2,248	1,463	3,711	—	—	7,422
Equity-based compensation	565	767	936	—	—	2,268
Balance at December 31, 2014	$1,090,037	$71,665	$180,757	$—	$—	$1,342,459

See accompanying notes to consolidated financial statements.

ANTERO MIDSTREAM PARTNERS LP

Consolidated Statements of Cash Flows

Years Ended December 31,  2012, 2013, and 2014

(In thousands)

	2012	2013	2014
Cash flows provided by (used in) operating activities:
Net income (loss)	$(4,586)	$(14,332)	$16,832
Adjustment to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	1,679	11,346	36,789
Equity-based compensation	—	15,931	8,619
Amortization of deferred financing costs	—	—	135
Changes in assets and liabilities:
Accounts receivable–affiliate	(126)	(2,873)	(19,465)
Prepaid	—	—	(518)
Accounts payable	—	—	738
Accounts payable–affiliate	—	—	1,059
Accrued liabilities	(119)	541	4,698
Net cash provided by (used in) operating activities	(3,152)	10,613	48,887
Cash flows used in investing activities:
Additions to property and equipment	(115,267)	(389,340)	(553,582)
Change in working capital of affiliate related to property and equipment	—	—	(40,277)
Change in other assets	—	(8,581)	(3,530)
Net cash used in investing activities	(115,267)	(397,921)	(597,389)
Cash flows provided by financing activities:
Deemed contribution from parent, net	118,446	388,059	29,764
Net proceeds from initial public offering	—	—	1,087,224
Distribution to Antero	—	—	(332,500)
Borrowings on bank credit facility	—	—	510,000
Repayments on bank credit facility	—	—	(510,000)
Payments of deferred financing costs	—	—	(4,871)
Payments on capital lease obligations	(27)	(751)	(923)
Net cash provided by financing activities	118,419	387,308	778,694
Net increase in cash and cash equivalents	—	—	230,192
Cash and cash equivalents, beginning of period	—	—	—
Cash and cash equivalents, end of period	$—	$—	$230,192
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$8	$146	$4,485
Supplemental disclosure of noncash investing activities:
Increase in accrued capital expenditures and accounts payable for property and equipment	$27,721	$9,003	$46,327

See accompanying notes to consolidated financial statements.

ANTERO MIDSTREAM PARTNERS LP

Notes to Consolidated Financial Statements

Years Ended December 31, 2012, 2013, and 2014

(1)  Organization

(a)Organization

Antero Midstream Partners LP (the “Partnership”) is a growth-oriented limited partnership formed by Antero Resources Corporation (“Antero”) to own, operate and develop midstream assets to service Antero’s natural gas and oil and condensate production.  On November 10, 2014, the Partnership completed its initial public offering (the “IPO”) of 46,000,000 common units representing limited partnership interests at a price of $25.00 per common unit.  The Partnership was originally formed as Antero Resources Midstream LLC and converted to a limited partnership in connection with the completion of the IPO.  At the closing of the IPO, Antero contributed substantially all of its high and low pressure gathering and compression assets to Antero Midstream LLC (“Midstream Operating”), and the equity interests of Midstream Operating were contributed to the Partnership.

Our consolidated financial statements as of December 31, 2014, include the accounts of Antero Midstream Partners LP and Antero Midstream LLC.

The public currently owns 46,000,000 common units, representing a 30.3% limited partner interest in the Partnership. Antero and its affiliates currently own the remaining 29,940,957 common units and all 75,940,957 subordinated units, representing an aggregate 69.7% of the limited partner interest in the Partnership.

Net proceeds received by the Partnership from the IPO were approximately $1.1 billion, after deducting underwriting discounts, structuring fees and expenses.  The Partnership used $843 million to repay indebtedness assumed from Antero, to reimburse Antero for certain capital expenditures incurred, and to redeem 6,000,000 common units held by Antero. The Partnership retained $250 million of the net proceeds for general partnership purposes.

(b) Description of the Business

Our assets consist of 8‑, 12‑, 16‑, and 20‑inch high and low pressure gathering pipelines and compressor stations that collect natural gas and oil and condensate from Antero’s wells in the Marcellus Shale in West Virginia and the Utica Shale in Ohio.

We have agreements with Antero pursuant to which we will provide gathering and compression services for a 20 year period and a services agreement whereby Antero provides operational and management services to us. See Note 3—Transactions with Affiliates.

(2)  Summary of Significant Accounting Policies

(a) Basis of Presentation

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”).  In the opinion of management, the accompanying consolidated financial statements include all adjustments considered necessary to present fairly our financial position as of December 31, 2013 and 2014, and the results of our operations and our cash flows for the years ended December 31, 2012, 2013, and 2014.  We have no items of other comprehensive income or loss; therefore, net income or loss is identical to comprehensive income or loss.

The accompanying consolidated financial statements represent the assets, liabilities, and results of

ANTERO MIDSTREAM PARTNERS LP

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2012, 2013, and 2014

operations of Antero’s gathering and compression assets as the accounting predecessor (the “Predecessor”) to the Partnership, presented on a carve-out basis of Antero’s historical ownership of the Predecessor. The Predecessor financial statements have been prepared from the separate records maintained by Antero and may not necessarily be indicative of the actual results of operations that might have occurred if the Predecessor had been operated separately during the periods reported. The parent net investment in the Predecessor is shown as parent net equity.

Our costs of doing business incurred by Antero on our behalf have been reflected in the accompanying consolidated financial statements. These costs include general and administrative expenses allocated by Antero to us in exchange for:

•	business services, such as payroll, accounts payable and facilities management;
•	corporate services, such as finance and accounting, legal, human resources, investor relations and public and regulatory policy; and
•	employee compensation, including equity‑based compensation.

Transactions between us and Antero have been identified in the consolidated financial statements as transactions between affiliates (see Note 3).

As of the date these consolidated financial statements were filed with the Securities and Exchange Commission, the Partnership completed its evaluation of potential subsequent events for disclosure and no items requiring disclosure were identified, except on February 2, 2015 we declared a cash distribution of $0.0943 per unit, as described in Note 6—Partnership Equity and Distributions, and Note 7—Net Income Per Limited Partner Unit.

(b)Revenue Recognition

We provide gathering and compression services under fee‑based contracts based on throughput. Under these arrangements, we receive a fee or fees for gathering oil and gas products and compression services. The revenue we earn from these arrangements is directly related to (1) in the case of natural gas gathering and compression, the volumes of metered natural gas that we gather, compress and deliver to natural gas compression sites or other transmission delivery points or (2) in the case of oil and condensate gathering, the volumes of metered oil and condensate that we gather and deliver to other transmission delivery points. We recognize revenue when all of the following criteria are met: (1) services have been rendered, (2) the prices are fixed or determinable, and (3) collectability is reasonable assured.

(c)Use of Estimates

The preparation of the consolidated financial statements and notes in conformity with GAAP requires that management formulate estimates and assumptions that affect revenues, expenses, assets, liabilities and the disclosure of contingent assets and liabilities. Items subject to estimates and assumptions include the useful lives of property and equipment, valuation of accrued liabilities, and obligations related to employee benefits, among others. Although management believes these estimates are reasonable, actual results could differ from these estimates.

(d)Cash and Cash Equivalents

Historically, the majority of the Predecessor’s operations were funded by Antero and managed under Antero’s cash management program. Net amounts funded by Antero are reflected as net contributions from or

ANTERO MIDSTREAM PARTNERS LP

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2012, 2013, and 2014

distributions to parent on the accompanying Statements of Partners’ Capital and Cash Flows.

We consider all liquid investments purchased with an initial maturity of three months or less to be cash equivalents. The carrying value of cash and cash equivalents approximates fair value due to the short‑term nature of these instruments.

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

Property and equipment included assets under construction of $211 million and $318 million at December 31, 2013 and 2014, respectively.

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

Fair value represents the estimated price between market participants to sell an asset in the principal or most advantageous market for the asset, based on assumptions a market participant would make. When warranted, management assesses the fair value of long‑lived assets using commonly accepted techniques and may use more than one source in making such assessments. Sources used to determine fair value include, but are not limited to, recent third party comparable sales, internally developed discounted cash flow analyses and analyses from outside advisors. Significant changes, such as changes in contract rates or terms, the condition of an asset, or management’s intent to utilize the asset, generally require management to reassess the cash flows related to long‑lived assets. A reduction of carrying value of fixed assets would represent a Level 3 fair value measure under GAAP. No impairments for such assets have been recorded through December 31, 2014.

ANTERO MIDSTREAM PARTNERS LP

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2012, 2013, and 2014

(g)Asset Retirement Obligations

Certain of our assets have an indeterminate life. There is no requirement to record the fair value of the retirement obligations associated with such assets. These assets include our gathering pipelines and compressor stations. A liability for these asset retirement obligations will be recorded only if and when a future retirement obligation with a determinable life can be estimated. These assets have an indeterminate life because they will operate for an indeterminate period when properly maintained. As such, we are not able to make a reasonable estimate of when future dismantlement and removal dates of such assets will occur and therefore have not recorded asset retirement obligations at December 31, 2013 or 2014.

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

We have not recorded any accruals for loss contingencies or environmental obligations at December 31, 2013 or 2014.

(i)Equity‑Based Compensation

Our financial statements reflect various equity‑based compensation awards granted by Antero, as well as compensation expense associated with our own plans. These awards include profits interests awards, restricted stock, stock options, restricted units, and phantom units. For purposes of these consolidated financial statements, we recognized as expense in each period the required allocation from Antero, with the offset included in parent net investment. See Note 3—Transactions with Affiliates.

In connection with the IPO, our general partner adopted the Antero Midstream Partners LP Long-Term Incentive Plan (“Midstream LTIP”), pursuant to which certain non‑employee directors of our general partner and certain officers, employees and consultants of our general partner and its affiliates are eligible to receive awards. An aggregate of 10,000,000 common units may be delivered pursuant to awards under the Midstream LTIP, subject to customary adjustments. On November 12, 2014, we granted approximately 20,000 restricted units and 2,361,440 phantom units under the Midstream LTIP. For accounting purposes, these units are treated as if they are distributed from us to Antero. Antero recognizes compensation expense for the units awarded to its employees and a portion of that expense is allocated to us. See Note 5—Equity-based Compensation.

(j)Income Taxes

Our consolidated financial statements do not include income tax as we are treated as a partnership for federal and state income tax purposes, with each partner being separately taxed on its share of the taxable income.

ANTERO MIDSTREAM PARTNERS LP

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2012, 2013, and 2014

(k)Fair Value Measures

The Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosures, clarifies the definition of fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This guidance also relates to all nonfinancial assets and liabilities that are not recognized or disclosed on a recurring basis (e.g., the initial recognition of asset retirement obligations and impairments of long‑lived assets). The fair value is the price that we estimate would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A fair value hierarchy is used to prioritize input to valuation techniques used to estimate fair value. An asset or liability subject to the fair value requirements is categorized within the hierarchy based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The highest priority (Level 1) is given to unadjusted quoted market prices in active markets for identical assets or liabilities, and the lowest priority (Level 3) is given to unobservable inputs. Level 2 inputs are data, other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

The carrying values on our balance sheet of our cash and cash equivalents, accounts receivable—affiliate, prepaid, other assets, accounts payable, accounts payable—affiliate, accrued liabilities, accrued capital expenditures, and the revolving credit facility approximate fair values due to their short maturities.

(3)  Transactions with Affiliates

(a)Revenues

All revenues during the year ended December 31, 2012, 2013, and 2014 were earned from Antero.

(b)Accounts receivable—affiliate, and Accounts payable—affiliate

Accounts receivable—affiliate represents amounts due from Antero, primarily related to gathering and compression services and other costs. Accounts payable—affiliate represents amounts due to Antero for general and administrative and other costs.

(c)Accounts Payable, Accrued Expenses, and Accrued Capital Expenditures

All accounts payable, accrued liabilities and accrued capital expenditures balances are due to unaffiliated parties. Prior to the IPO, all operating and capital expenditures were funded through capital contributions from Antero and borrowings under its midstream credit facility. See Note 4 – Long-term Debt. These balances were managed and paid under Antero’s cash management program. Following the IPO, we maintain our own bank accounts and sources of liquidity and continue to utilize Antero's cash management expertise.

(d)Allocation of Costs

The employees supporting our operations are employees of Antero. Direct operating expenses related to employees who support our operations are included in direct operating expense. Direct operating expense includes direct labor expenses from Antero of $1.5 million for the year ended December 31, 2014. General and administrative expense charged or allocated to us was $2.9 million, $23.1 million and $22.0 million during the year

ANTERO MIDSTREAM PARTNERS LP

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2012, 2013, and 2014

ended December 31, 2012, 2013 and 2014, respectively. These costs relate to: (i) various business services, including payroll processing, accounts payable processing and facilities management, (ii) various corporate services, including legal, accounting, treasury, information technology and human resources and (iii) compensation, including equity‑based compensation. These expenses are charged or allocated to us based on the nature of the expenses and are allocated based on a combination of our proportionate share of Antero’s gross property and equipment, capital expenditures and direct labor costs, as applicable.

Our general and administrative expenses include equity-based compensation costs allocated by Antero. See Note 5—Equity-based Compensation for more information.

(e)Agreements

The Partnership has entered into various agreements with Antero, as summarized below.

Gathering and Compression

Pursuant to our 20‑year gathering and compression agreement, Antero has agreed to dedicate all of its current and future acreage in West Virginia, Ohio and Pennsylvania to us (other than the existing third‑party commitments). We also have an option to gather and compress natural gas produced by Antero on any acreage it acquires in the future outside of West Virginia, Ohio and Pennsylvania on the same terms and conditions. Under the gathering and compression agreement, we receive a low pressure gathering fee of $0.30 per Mcf, a high pressure gathering fee of $0.18 per Mcf, a compression fee of $0.18 per Mcf, and a condensate gathering fee of $4.00 per Bbl, in each case subject to CPI‑based adjustments. If and to the extent Antero requests that we construct new high pressure lines and compressor stations, the gathering and compression agreement contains minimum volume commitments that require Antero to utilize or pay for 75% and 70%, respectively, of the capacity of such new construction. Additional high pressure lines and compressor stations installed on our own initiative are not subject to such volume commitments. These minimum volume commitments on new infrastructure are intended to support the stability of our cash flows.

Services Agreement

Upon the closing of the IPO, we entered into a services agreement with Antero, pursuant to which Antero agrees to provide customary operational and management services for us in exchange for reimbursement of its direct expenses and an allocation of its indirect expenses attributable to the provision of such services to us. To the extent that these expenses are incurred by Antero on our behalf, we reimburse Antero for such expenses under the services agreement.

(4)  Long‑term Debt

(a)Midstream Credit Facility

Prior to the IPO on November 10, 2014, long-term debt represented amounts outstanding under a credit facility agreement between Midstream Operating, then a wholly owned subsidiary of Antero and now a wholly owned subsidiary of the Partnership, and the lenders under Antero’s credit facility that were incurred for the acquisition of the Predecessor’s gathering and compression assets (the “midstream credit facility”).  The facilities were ratably secured by mortgages on substantially all of Antero’s and Midstream Operating’s properties and guarantees from Antero and its restricted subsidiaries.   Commitments under this facility were allocated from the borrowing base and commitment levels under the Antero facility.  Interest on the facility was payable at a variable

ANTERO MIDSTREAM PARTNERS LP

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2012, 2013, and 2014

rate based on LIBOR plus a margin ranging from 1.50% to 2.50% or the prime rate plus a margin ranging from 0.50% to 1.50%, based on an election at the time of borrowing and on the borrowing base usage.  Commitment fees on the unused portion of the credit facility were due quarterly at rates from 0.375% to 0.50% of the unused facility.

On November 10, 2014, in connection with the completion of the IPO, the outstanding balance of $510 million that related to gathering and compression assets was repaid out of the proceeds of the IPO, and this facility was assumed by Antero.

(b)Revolving Credit Facility

On November 10, 2014, in connection with the closing of the IPO, the Partnership entered into a revolving credit facility with a syndicate of lenders. The revolving credit facility provides for lender commitments of $1.0 billion and for a letter of credit sublimit of $150 million. At December 31, 2014, we had no of borrowings and no letters of credit outstanding under the revolving credit facility. The revolving credit facility will mature on November 10, 2019.

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

The revolving credit facility is secured by mortgages on substantially all of our and our restricted subsidiaries’ properties and guarantees from our restricted subsidiaries. The revolving credit facility contains restrictive covenants that may limit our ability to, among other things:

•	incur additional indebtedness;

•	sell assets;

•	make loans to others;

•	make investments;

•	enter into mergers;

•	make certain restricted payments;

•	incur liens; and

•	engage in certain other transactions without the prior consent of the lenders.

ANTERO MIDSTREAM PARTNERS LP

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2012, 2013, and 2014

Borrowings under the revolving credit facility also require the Partnership to maintain the following financial ratios:

•

an interest coverage ratio, which is the ratio of the Partnership’s consolidated EBITDA to its consolidated current interest charges of at least 2.5 to 1.0 at the end of each fiscal quarter; provided that upon obtaining an investment grade rating, the borrower may elect not to be subject to such ratio;

•

a consolidated total leverage ratio, which is the ratio of consolidated debt to consolidated EBITDA, of not more than 5.0 to 1.0; provided that after electing to issue unsecured high yield notes, the consolidated total leverage ratio will not be more than 5.25 to 1.0, or, following the election of the borrower for two fiscal quarters after a material acquisition, 5.50 to 1.0; and

•

if the Partnership elects to issue unsecured high yield notes, a consolidated senior secured leverage ratio, which is the ratio of consolidated senior secured debt to consolidated EBITDA, of not more than 3.75 to 1.0.

(5)  Equity-Based Compensation

Our general and administrative expenses include equity-based compensation costs allocated by Antero to us for grants made pursuant to: (i) the Antero Resources Corporation Long‑Term Incentive Plan (the “Antero LTIP”) (ii) profits interests awards valued in connection with the Antero reorganization pursuant to its initial public offering of common stock, which closed on October 16, 2013, and (iii) the Midstream LTIP.  Equity‑based compensation expense allocated to us was $15.9 million and $8.6 million for the year ended December 31, 2013 and 2014, respectively. These expenses were allocated to us based on our proportionate share of Antero’s direct labor costs.  We will be allocated a portion of approximately $104.8 million of unrecognized equity-based compensation expense related to the Antero LTIP as of December 31, 2014, approximately $37 million of unrecognized equity-based compensation expense related to profits interest awards as of December 31, 2014, and approximately $66.7 million of unrecognized equity-based compensation related to the Midstream LTIP as of December 31, 2014 that will be recognized by Antero over the remaining service periods of the awards.

Midstream LTIP

Our general partner manages our operations and activities and employs the personnel who provide support to our operations. In connection with the IPO, our general partner adopted the Midstream LTIP, pursuant to which non‑employee directors of our general partner and certain officers, employees and consultants of our general partner and its affiliates are eligible to receive awards. On November 12, 2014, the Partnership granted approximately 20,000 restricted units and 2,361,440 phantom units under the Midstream LTIP to Antero’s employees and officers.  The restricted units and phantom units vest subject to the satisfaction of service requirements, upon the completion of which common units in the Partnership are delivered to the holder of the restricted units or phantom units. Compensation related to each restricted unit and phantom unit award is recognized on a straight-line basis over the requisite service period of the entire award.  The grant date fair values of these awards are determined based on the closing price of the Partnership’s common units on the date of grant. These units are accounted for as if they are distributed from us to Antero. Antero recognizes compensation expense for the units awarded to its employees and a portion of that expense is allocated to us. Antero allocates equity-based compensation expense to us based our proportionate share of Antero’s direct labor costs. Our portion of the equity-based compensation expense is included in general administrative expenses.

ANTERO MIDSTREAM PARTNERS LP

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2012, 2013, and 2014

A summary of restricted unit and phantom unit awards activity during the year ended December 31, 2014 is as follows:

		Weighted average	Aggregate
	Number of units	grant date fair value	intrinsic value (in thousands)
Total awarded and unvested, December 31, 2013	—	$—	$—
Granted	2,381,440	$29.00	$—
Vested	—	$—	$—
Forfeited	—	$—	$—
Total awarded and unvested—December 31, 2014	2,381,440	$29.00	$65,490

Intrinsic values are based on the closing price of the Partnership’s common units on the referenced dates.  Unamortized expense of $66.7 million at December 31, 2014 is expected to be recognized over a weighted average period of approximately 3.8 years and our proportionate share will be allocated to us as it is recognized.

(6)  Partnership Equity and Distributions

Our Minimum Quarterly Distribution

Our partnership agreement provides for a minimum quarterly distribution of $0.17 per unit for each whole quarter, or $0.68 per unit on an annualized basis. The payment of the full minimum quarterly distribution on all of the common units and subordinated units to be outstanding require us to have cash available for distribution of approximately $26 million per quarter, or $105 million per year.

On February 2, 2015, we announced the board of directors of our general partner had declared a cash distribution of $0.0943 per common unit for the quarter ended December 31, 2014. This amount represents the prorated minimum quarterly distribution of $0.17 per unit, or $0.68 per unit on an annualized basis.

The board of directors of our general partner has adopted a policy pursuant to which distributions for each quarter will be paid to the extent we have sufficient cash after establishment of cash reserves and payment of fees and expenses, including payments to our general partner and its affiliates. Our ability to pay the minimum quarterly distribution is subject to various restrictions and other factors.

Our partnership agreement generally provides that we distribute cash each quarter during the subordination period in the following manner:

•	first, to the holders of common units, until each common unit has received the minimum quarterly distribution of $0.1700 plus any arrearages from prior quarters;
•	second, to the holders of subordinated units, until each subordinated unit has received the minimum quarterly distribution of $0.1700; and
•	third, to the holders of common units and subordinated units pro rata until each has received a distribution of $0.1955.

ANTERO MIDSTREAM PARTNERS LP

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2012, 2013, and 2014

If cash distributions to our unitholders exceed $0.1955 per common unit and subordinated unit in any quarter, our unitholders and our general partner, as the holder of our incentive distribution rights (“IDRs”), will receive distributions according to the following percentage allocations:

	Marginal Percentage
	Interest in
	Distributions
		General Partner
Total Quarterly Distribution		(as holder of
Target Amount	Unitholders	IDRs)
above $0.1955 up to $0.2125	85%	15%
above $0.2125 up to $0.2550	75%	25%
above $0.2550	50%	50%

Subordinated Units

Antero owns all of our subordinated units. The principal difference between our common units and subordinated units is that, for any quarter during the subordination period, holders of the subordinated units are not entitled to receive any distribution from operating surplus until the common units have received the minimum quarterly distribution from operating surplus for such quarter plus any arrearages in the payment of the minimum quarterly distribution from prior quarters. Subordinated units will not accrue arrearages. When the subordination period ends, all of the subordinated units will convert into an equal number of common units.

To the extent we do not pay the minimum quarterly distribution on our common units, our common unitholders will not be entitled to receive such arrearage payments in the future except during the subordination period. To the extent we have cash available for distribution from operating surplus in any future quarter during the subordination period in excess of the amount necessary to pay the minimum quarterly distribution to holders of our common units, we will use this excess cash to pay any distribution arrearages on common units related to prior quarters before any cash distribution is made to holders of subordinated units.

(7)  Net Income Per Limited Partner Unit

Net Income Per Limited Partner Unit

The Partnership’s net income is allocated to the general partner and limited partners, including subordinated unitholders, in accordance with their respective ownership percentages, and when applicable, giving effect to incentive distributions paid to the general partner. Basic and diluted net income per limited partner unit is calculated by dividing limited partners’ interest in net income, less general partner incentive distributions, by the weighted average number of outstanding limited partner units during the period.

We compute earnings per unit using the two-class method for master limited partnerships. The two-class method requires that securities that meet the definition of a participating security be considered for inclusion in the computation of basic earnings per unit. Under the two-class method, earnings per unit is calculated as if all of the earnings for the period were distributed under the terms of the partnership agreement, regardless of whether the general partner has discretion over the amount of distributions to be made in any particular period, whether those earnings would actually be distributed during a particular period from an economic or practical perspective, or

ANTERO MIDSTREAM PARTNERS LP

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2012, 2013, and 2014

whether the general partner has other legal or contractual limitations on its ability to pay distributions that would prevent it from distributing all of the earnings for a particular period.

We calculate net income available to limited partners based on the distributions pertaining to the current period’s net income. After adjusting for the appropriate period’s distributions, the remaining undistributed earnings or excess distributions over earnings, if any, are allocated to the general partner and limited partners in accordance with the contractual terms of the partnership agreement under the two-class method.

Basic earnings per unit is computed by dividing net earnings attributable to unitholders by the weighted average number of units outstanding during each period. However, because our IPO was completed on November 10, 2014, the number of units issued following the IPO is utilized for the 2014 periods presented. Diluted net income per limited partner unit reflects the potential dilution that could occur if securities or agreements to issue common units, such as awards under the long-term incentive plan, were exercised, settled or converted into common units. When it is determined that potential common units resulting from an award subject to performance or market conditions should be included in the diluted net income per limited partner unit calculation, the impact is reflected by applying the treasury stock method. Diluted earnings per unit reflects the potential dilution of common equivalent units that could occur if equity participation units are converted into common units.

The following table illustrates the Partnership’s calculation of net income per common and subordinated unit for the periods indicated:

	November 10, 2014 to December 31, 2014
In thousands except per unit amounts	General partner	Limited partners' common units	Limited partner's subordinated units	Total
Basic and diluted earnings per unit:
Earnings:
Distribution declared ⁽¹⁾	$—	$7,161	$7,161	$14,322
Distributions in excess of earnings	—	(3,450)	(3,450)	(6,900)
Total earnings	$—	$3,711	$3,711	$7,422
Weighted average units outstanding:
Basic and diluted	—	75,941	75,941	151,882
Net income attributable to Antero Midstream Partners LP subsequent to IPO per limited partner unit
Basic and diluted:
Total earnings per unit	$—	$0.05	$0.05

(1)

On February 2, 2015, we announced the board of directors of our general partner had declared a quarterly cash distribution of $0.0943 per unit, totaling approximately $14 million. The quarterly cash distribution for the period November 10, 2014 to December 31, 2014 was calculated as a minimum quarterly distribution of $0.1700 per unit prorated for the period subsequent to the IPO. The distribution is payable on February 27, 2015 to unitholders of record on February 13, 2015.

ANTERO MIDSTREAM PARTNERS LP

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2012, 2013, and 2014

(8)  Commitments and Contingencies

Environmental Obligations

We are subject to federal, state and local regulations regarding air and water quality, hazardous and solid waste disposal and other environmental matters. We believe there are currently no such matters that will have a material adverse effect on our results of operations, cash flows or financial position.

(9)  Quarterly Financial Information (Unaudited)

Our quarterly financial information for the years ended December 31, 2013 and 2014 is as follows:

	First	Second	Third	Forth
	quarter	quarter	quarter	quarter
Year ended December 31, 2013
Total operating revenues	$1,953	$3,539	$7,138	$9,733
Total operating expenses	2,984	4,300	5,726	23,539
Operating income (loss)	(1,031)	(761)	1,412	(13,806)
Net income (loss)	(1,050)	(805)	1,369	(13,846)

Year ended December 31, 2014
Total operating revenues	$11,773	16,923	$26,282	$40,768
Total operating expenses	10,825	16,632	19,270	27,567
Operating income (loss)	948	291	7,012	13,201
Net income (loss)	774	(735)	5,079	11,714

(1