Form 10-Q
period 2015-03-31
Antero Midstream Partners LP
filed 2015-04-29
CIK 1598968

T’s

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of April 24, 2015, there were 75,940,957  common units and 75,940,957 subordinated units outstanding.

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

We caution you that these forward-looking statements are subject to all of the risks and uncertainties, most of which are difficult to predict and many of which are beyond our control, incident to the gathering and compression business. These risks include, but are not limited to, commodity price volatility, inflation, environmental risks, drilling and completion and other operating risks, regulatory changes, the uncertainty inherent in projecting future rates of production, cash flow and access to capital, the timing of development expenditures, and the other risks described under “Risk Factors” in this report and in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on February 25, 2015.

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

PART I—FINANCIAL INFORMATION

Item 1.Financial Statements

ANTERO MIDSTREAM PARTNERS LP

Condensed Consolidated Balance Sheets

December 31, 2014, and March 31, 2015

(Unaudited)

(In thousands, except unit counts)

	2014	2015
Assets
Current assets:
Cash and cash equivalents	$230,192	$162,339
Accounts receivable–affiliate	17,646	18,816
Prepaid expenses	518	356
Total current assets	248,356	181,511
Property and equipment:
Gathering and compression systems	1,180,707	1,254,077
Less accumulated depreciation	(51,110)	(65,692)
Property and equipment, net	1,129,597	1,188,385
Other assets, net	17,168	24,453
Total assets	$1,395,121	$1,394,349
Liabilities and Partners' Capital
Current liabilities:
Accounts payable	$8,728	$10,103
Accounts payable–affiliate	1,380	2,021
Accrued capital expenditures	37,208	23,634
Accrued liabilities	5,346	10,183
Total current liabilities	52,662	45,941
Contingencies (Note 8)
Partners' capital:
Common unitholders - public (46,000,000 units issued and outstanding)	1,090,037	1,091,561
Common unitholder - Antero (29,940,957 units issued and outstanding)	71,665	73,574
Subordinated unitholder - Antero (75,940,957 units issued and outstanding)	180,757	183,273
Total partners' capital	1,342,459	1,348,408
Total liabilities and partners' capital	$1,395,121	$1,394,349

See accompanying notes to condensed consolidated financial statements.

ANTERO MIDSTREAM PARTNERS LP

Condensed Consolidated Statements of Operations and Comprehensive Income

Three Months Ended March 31, 2014,  and 2015

(Unaudited)

(In thousands, except unit counts and per unit amounts)

	Three months ended March 31,
	2014	2015

Revenue–affiliate	$11,773	$52,243
Operating expenses:
Direct operating	941	11,689
General and administrative (including $1,313 and $4,623 of equity-based compensation in 2014 and 2015, respectively)	3,776	9,501
Depreciation	6,108	14,582
Total operating expenses	10,825	35,772
Operating income	948	16,471
Interest expense	174	823
Net income and comprehensive income	$774	$15,648

Less: General partner's interest in net income		—
Limited partners' interest in net income		$15,648
Net income per limited partner unit:
Basic:
Common units		$0.10
Subordinated units		$0.10
Diluted:
Common units		$0.10
Subordinated units		$0.10
Weighted average number of limited partner units outstanding:
Basic:
Common units		75,940,957
Subordinated units		75,940,957
Diluted:
Common units		75,941,670
Subordinated units		75,940,957

See accompanying notes to condensed consolidated financial statements.

ANTERO MIDSTREAM PARTNERS LP

Condensed Consolidated Statements of Partners’ Capital

Three Months Ended March 31, 2015

(Unaudited)

(In thousands)

	Common Unitholders Public	Common Unitholder Antero	Subordinated Unitholder Antero	General Partner Antero	Total
Balance at December 31, 2014	$1,090,037	$71,665	$180,757	$—	$1,342,459
Net income and comprehensive income	4,740	3,084	7,824	—	15,648
Equity-based compensation	1,122	1,648	1,853	—	4,623
Distribution to unitholders	(4,338)	(2,823)	(7,161)	—	(14,322)
Balance at March 31, 2015	$1,091,561	$73,574	$183,273	$—	$1,348,408

See accompanying notes to condensed consolidated financial statements.

ANTERO MIDSTREAM PARTNERS LP

Condensed Consolidated Statements of Cash Flows

Three Months Ended March 31, 2014,  and 2015

(Unaudited)

(In thousands)

	Three months ended March 31,
	2014	2015
Cash flows provided by operating activities:
Net income	$774	$15,648
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation	6,108	14,582
Equity-based compensation	1,313	4,623
Amortization of deferred financing costs	—	244
Changes in assets and liabilities:
Accounts receivable–affiliate	(1,475)	(1,170)
Prepaid expenses	(63)	162
Accounts payable	16	168
Accounts payable–affiliate	—	641
Accrued liabilities	(68)	4,837
Net cash provided by operating activities	6,605	39,735
Cash flows used in investing activities:
Additions to property and equipment	(104,333)	(126,014)
Change in working capital of affiliate related to property and equipment	—	40,277
Change in other assets	(2,792)	(7,515)
Net cash used in investing activities	(107,125)	(93,252)
Cash flows provided by (used in) financing activities:
Deemed contribution from parent, net	49,649	—
Distribution to unitholders	—	(14,322)
Borrowings on credit facility	51,461	—
Payments of deferred financing costs	—	(14)
Payments on capital lease obligations	(227)	—
Payments of IPO related costs	(363)	—
Net cash provided by (used in) financing activities	100,520	(14,336)
Net decrease in cash and cash equivalents	—	(67,853)
Cash and cash equivalents, beginning of period	—	230,192
Cash and cash equivalents, end of period	$—	$162,339
Supplemental disclosure of cash flow information:
Cash paid during the period for interest and commitment fees	$40	$579
Supplemental disclosure of noncash investing activities:
Increase (decrease) in accrued capital expenditures and accounts payable for property and equipment	$22,781	$(12,367)

See accompanying notes to condensed consolidated financial statements.

ANTERO MIDSTREAM PARTNERS LP

Notes to Condensed Consolidated Financial Statements

(1)Business and Organization

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

Our condensed consolidated financial statements as of December 31, 2014 and March 31, 2015 include the accounts of Antero Midstream Partners LP and Antero Midstream LLC.

Our assets consist of 8‑, 12‑, 16‑, and 20‑inch high and low pressure gathering pipelines and compressor stations that collect natural gas and oil and condensate from Antero’s wells in the Marcellus Shale in West Virginia and the Utica Shale in Ohio.

We have agreements with Antero pursuant to which we will provide gathering and compression services for a 20-year period and a services agreement whereby Antero provides operational and management services to us.

(2)Summary of Significant Accounting Policies

(a) Basis of Presentation

These consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) applicable to interim financial information, and should be read in the context of the December 31, 2014 consolidated financial statements and notes thereto for a more complete understanding of the Partnership’s operations, financial position, and accounting policies.  The December 31, 2014 consolidated financial statements have been filed with the SEC in the Partnership’s 2014 Form 10-K.

The accompanying unaudited condensed consolidated financial statements of the Partnership have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information, and, accordingly, do not include all of the information and footnotes required by U.S. GAAP for complete consolidated financial statements. In the opinion of management, these statements include all adjustments (consisting of normal and recurring accruals)  considered necessary for a fair presentation of the Partnership’s financial position as of December 31, 2014 and March 31, 2015, the results of its operations for the three months ended March 31, 2014 and 2015 and its cash flows for the three months ended March 31, 2014 and 2015. The Partnership has no items of other comprehensive income or loss; therefore, its net income is identical to its comprehensive income. Operating results for the period ended March 31, 2015 are not necessarily indicative of the results that may be expected for the full year.

The accompanying condensed consolidated financial statements present the assets, liabilities, and results of operations of Antero’s gathering and compression assets as the accounting predecessor (the “Predecessor”) to the Partnership, presented on a carve-out basis of Antero’s historical ownership of the Predecessor. The Predecessor financial statements have been prepared from the separate records maintained by Antero and may not necessarily be indicative of the actual results of operations that might have occurred if the Predecessor had been operated separately during the periods reported. References in these financial statements to “Predecessor,” “we,” “our,” “us” or like terms, when referring to periods prior to November 10, 2014, refer to the Predecessor as defined above.  References to “the Partnership,” “we,” “our,” “us” or like terms, when referring to periods since November 10, 2014 or when used in the present tense or prospectively, refer to Antero Midstream Partners LP.

ANTERO MIDSTREAM PARTNERS LP

Notes to Condensed Consolidated Financial Statements

Our costs of doing business which are incurred by Antero on our behalf have been reflected in the accompanying condensed consolidated financial statements. These costs include general and administrative expenses allocated to us by Antero in exchange for:

•	business services, such as payroll, accounts payable and facilities management;
•	corporate services, such as finance and accounting, legal, human resources, investor relations and public and regulatory policy; and
•	employee compensation, including equity‑based compensation.

Transactions between us and Antero have been identified in the condensed consolidated financial statements as transactions between affiliates (see Note 3).

As of the date these condensed consolidated financial statements were filed with the SEC, the Partnership completed its evaluation of potential subsequent events for disclosure and no items requiring disclosure were identified, except the declaration of a cash distribution to unitholders, as described in Note 6—Partnership Equity and Distributions.

 (b)Revenue Recognition

We provide gathering and compression services under fee‑based contracts based on throughput. Under these arrangements, we receive a fee or fees for gathering oil and gas products and compression services. The revenue we earn from these arrangements is directly related to (1) in the case of natural gas gathering and compression, the volumes of metered natural gas that we gather, compress and deliver to natural gas compression sites or other transmission delivery points or (2) in the case of oil and condensate gathering, the volumes of metered oil and condensate that we gather and deliver to other transmission delivery points. We recognize revenue when all of the following criteria are met: (1) persuasive evidence of an agreement exists, (2) services have been rendered, (3) prices are fixed or determinable and (4) collectability is reasonable assured.

 (c)Use of Estimates

The preparation of the condensed consolidated financial statements and notes in conformity with U.S. GAAP requires that management formulate estimates and assumptions that affect revenues, expenses, assets, liabilities and the disclosure of contingent assets and liabilities. Items subject to estimates and assumptions include the useful lives of property and equipment, valuation of accrued liabilities, and obligations related to employee benefits, among others. Although management believes these estimates are reasonable, actual results could differ from these estimates.

 (d)Cash and Cash Equivalents

Historically, the majority of the Predecessor’s operations were funded by Antero. Net amounts funded by Antero are reflected as net contributions from or distributions to parent on the accompanying Statements of Cash Flows.

We consider all liquid investments purchased with an initial maturity of three months or less to be cash equivalents. The carrying value of cash and cash equivalents approximates fair value due to the short‑term nature of these instruments.

 (e)Property and Equipment

Property and equipment primarily consists of gathering pipelines and compressor stations and is stated at historical cost less accumulated depreciation. We capitalize construction‑related direct labor and material costs. Maintenance and repair costs are expensed as incurred.

ANTERO MIDSTREAM PARTNERS LP

Notes to Condensed Consolidated Financial Statements

Depreciation is computed using the straight‑line method over the estimated useful lives and salvage values of assets. Gathering pipelines and compressor stations are depreciated over a 20 year useful life. The depreciation of fixed assets recorded under capital lease agreements is included in depreciation expense. Uncertainties that may impact these estimates of useful lives include, among others, changes in laws and regulations relating to environmental matters, including air and water quality, restoration and abandonment requirements, economic conditions, and supply and demand for our services in the areas in which we operate. When assets are placed into service, management makes estimates with respect to useful lives and salvage values that management believes are reasonable. However, subsequent events could cause a change in estimates, thereby impacting future depreciation amounts.

Property and equipment included assets under construction of $318 million and $177 million at December 31, 2014 and March 31, 2015, respectively.

(f)Impairment of Long‑Lived Assets

We evaluate our long‑lived assets for impairment when events or changes in circumstances indicate that the related carrying values of the assets may not be recoverable.  Generally, the basis for making such assessments is undiscounted future cash flow projections for the unit being assessed.  If the carrying values of the assets are deemed not recoverable, the carrying values are reduced to the estimated fair value, which is based on discounted future cash flows or other techniques, as appropriate.  No impairments for such assets have been recorded through March 31, 2015.

(g)Asset Retirement Obligations

Our gathering pipelines and compressor stations have an indeterminate life, if properly maintained. A liability for these asset retirement obligations will be recorded only if and when a future retirement obligation with a determinable life can be estimated. Because we are not able to make a reasonable estimate of when future dismantlement and removal dates of such assets will occur, we have not recorded asset retirement obligations at December 31, 2014 or March 31, 2015.

 (h)Litigation and Other Contingencies

An accrual is recorded for a loss contingency when its occurrence is probable and damages can be reasonably estimated based on the anticipated most likely outcome or the minimum amount within a range of possible outcomes. We regularly review contingencies to determine the adequacy of our accruals and related disclosures. The ultimate amount of losses (if any) may differ from these estimates.

We accrue losses associated with environmental obligations when such losses are probable and can be reasonably estimated. Accruals for estimated environmental losses are recognized no later than at the time a remediation feasibility study, or an evaluation of response options, is complete. These accruals are adjusted as additional information becomes available or as circumstances change. Future environmental expenditures are not discounted to their present value. Recoveries of environmental costs from other parties are recorded separately as assets at their undiscounted value when receipt of such recoveries is probable.

No events have occurred that require accruals for loss contingencies or environmental obligations at December 31, 2014 or March 31, 2015.

(i)Equity‑Based Compensation

Our condensed consolidated financial statements reflect various equity‑based compensation awards granted by Antero, as well as compensation expense associated with our own plans. These awards include profits interests awards, restricted stock, stock options, restricted units, and phantom units. For purposes of these condensed consolidated financial statements, we recognized as expense in each period the required allocation from Antero, with the offset included in partners’ capital. See Note 3—Transactions with Affiliates for additional information regarding Antero’s allocation of expenses to us.

ANTERO MIDSTREAM PARTNERS LP

Notes to Condensed Consolidated Financial Statements

In connection with the IPO, our general partner adopted the Antero Midstream Partners LP Long-Term Incentive Plan (“Midstream LTIP”), pursuant to which certain non‑employee directors of our general partner and certain officers, employees and consultants of our general partner and its affiliates are eligible to receive awards representing equity interests in the Partnership. An aggregate of 10,000,000 common units may be delivered pursuant to awards under the Midstream LTIP, subject to customary adjustments. On November 12, 2014, we granted approximately 20,000 restricted units and 2,361,440 phantom units under the Midstream LTIP. For accounting purposes, these units are treated as if they are distributed from us to Antero. Antero recognizes compensation expense for the units awarded to its employees and a portion of that expense is allocated to us. See Note 5—Equity-Based Compensation.

(j)Income Taxes

Our condensed consolidated financial statements do not include a provision for income taxes as we are treated as a partnership for federal and state income tax purposes, with each partner being separately taxed on its share of the taxable income.

 (k)Fair Value Measures

The Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosures, clarifies the definition of fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This guidance also relates to all nonfinancial assets and liabilities that are not recognized or disclosed on a recurring basis (e.g., the initial recognition of asset retirement obligations and impairments of long‑lived assets). The fair value is the price that we estimate would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A fair value hierarchy is used to prioritize inputs to valuation techniques used to estimate fair value. An asset or liability subject to the fair value requirements is categorized within the hierarchy based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The highest priority (Level 1) is given to unadjusted quoted market prices in active markets for identical assets or liabilities, and the lowest priority (Level 3) is given to unobservable inputs. Level 2 inputs are data, other than quoted prices included within Level 1, that are observable for the asset or liability, either directly or indirectly.

The carrying values on our balance sheet of our cash and cash equivalents, accounts receivable—affiliate, prepaid expenses, other assets, accounts payable, accounts payable—affiliate, accrued liabilities, accrued capital expenditures, and the revolving credit facility approximate fair values due to their short maturities.

(3)Transactions with Affiliates

(a)Revenues

All revenues during the three months ended March 31, 2014 and 2015 were earned from Antero.

(b)Accounts receivable—affiliate, and Accounts payable—affiliate

Accounts receivable—affiliate represents amounts due from Antero, primarily related to gathering and compression services and other costs. Accounts payable—affiliate represents amounts due to Antero for general and administrative and other costs.

(c)Allocation of Costs

The employees supporting our operations are employees of Antero. Direct operating expense includes allocated costs of $0.2 million and $0.7 million during the three months ended March 31, 2014 and 2015, respectively, related to direct labor charges for Antero employees associated with the operation of our gathering lines and compressor stations. General and

ANTERO MIDSTREAM PARTNERS LP

Notes to Condensed Consolidated Financial Statements

administrative expense includes allocated costs of $3.8 million and $8.6 million during the three months ended March 31, 2014 and 2015, respectively. These costs relate to: (i) various business services, including payroll processing, accounts payable processing and facilities management, (ii) various corporate services, including legal, accounting, treasury, information technology and human resources and (iii) compensation, including equity‑based compensation. These expenses are charged or allocated to us based on the nature of the expenses and are allocated based on a combination of our proportionate share of Antero’s gross property and equipment, capital expenditures and direct labor costs, as applicable.

Our general and administrative expenses include equity-based compensation costs allocated by Antero. See Note 5—Equity-Based Compensation for more information.

(4)Long‑Term Debt

(a)Predecessor Credit Facility

Prior to the IPO on November 10, 2014, long-term debt represented amounts outstanding under a credit facility agreement between Midstream Operating, then a wholly owned subsidiary of Antero and now a wholly owned subsidiary of the Partnership, and the lenders under Antero’s credit facility that were incurred for the acquisition and construction of the Predecessor’s gathering and compression assets (the “predecessor credit facility”).  Interest expense during the three months ended March 31, 2014 includes interest and commitment fees incurred under the predecessor credit facility. On November 10, 2014, in connection with the completion of the IPO, the outstanding balance of the predecessor credit facility was repaid out of the proceeds of the IPO, and this facility was assumed by Antero.

(b)Revolving Credit Facility

On November 10, 2014, in connection with the closing of the IPO, the Partnership entered into a revolving credit facility with a syndicate of bank lenders (the “revolving credit facility”). The revolving credit facility provides for lender commitments of $1.0 billion and a letter of credit sublimit of $150 million. The revolving credit facility will mature on November 10, 2019.

The revolving credit facility is ratably secured by mortgages on substantially all of our properties, including the properties of our restricted subsidiaries,  and guarantees from our restricted subsidiaries. The revolving credit facility contains certain covenants including restrictions on indebtedness and distributions, and requirements with respect to leverage and interest coverage ratios. The Partnership was in compliance with all of the financial covenants under the revolving credit facility as of December 31, 2014 and March 31, 2015.

Principal amounts borrowed are payable on the maturity date with such borrowings bearing interest that is payable quarterly or, in the case of Eurodollar Rate Loans, at the end of the applicable interest period if shorter than three months. Interest is payable at a variable rate based on LIBOR or the base rate, determined by election at the time of borrowing. Commitment fees on the unused portion of the revolving credit facility are due quarterly at rates ranging from 0.25% to 0.375% of the unused facility based on utilization.

At December 31, 2014 and March 31, 2015, we had no borrowings and no letters of credit outstanding under the revolving credit facility.

(5)Equity-Based Compensation

Our general and administrative expenses include equity-based compensation costs allocated to us by Antero for grants made pursuant to: (i) the Antero Resources Corporation Long‑Term Incentive Plan (the “Antero LTIP”) (ii) profits interests awards valued in connection with the Antero reorganization pursuant to its initial public offering of common stock, which closed on October 16, 2013, and (iii) the Midstream LTIP.  Equity‑based compensation expense allocated to us was $1.3 million and $4.6 million for the three months ended March 31, 2014 and 2015, respectively. These expenses were allocated to us based on our

ANTERO MIDSTREAM PARTNERS LP

Notes to Condensed Consolidated Financial Statements

proportionate share of Antero’s direct labor costs. Antero has unamortized expense totaling approximately $183 million as of March 31, 2015 related to its various equity-based compensation plans and the Midstream LTIP. A portion of this will be allocated to us as it is amortized over the remaining service period of the related awards.

Midstream LTIP

Our general partner manages our operations and activities and its affiliate (Antero) employs the personnel who provide support to our operations. In connection with the IPO, our general partner adopted the Midstream LTIP, pursuant to which non‑employee directors of our general partner and certain officers, employees and consultants of our general partner and its affiliates are eligible to receive awards. On November 12, 2014, approximately 20,000 restricted units and 2,361,440 phantom units were granted under the Midstream LTIP to Antero’s employees and officers, and to non-employee directors of our general partner.  The restricted units and phantom units vest subject to the satisfaction of service requirements, upon the completion of which common units in the Partnership are delivered to the holder of the restricted units or phantom units. Compensation related to each restricted unit and phantom unit award is recognized on a straight-line basis over the requisite service period of the entire award.  The grant date fair values of these awards are determined based on the closing price of the Partnership’s common units on the date of grant. These units are accounted for as if they are distributed by the Partnership to Antero. Antero recognizes compensation expense for the units awarded and a portion of that expense is allocated to us. Antero allocates equity-based compensation expense to us based our proportionate share of Antero’s direct labor costs. Our portion of the equity-based compensation expense is included in general and administrative expenses.

A summary of restricted unit and phantom unit awards activity during the three months ended March 31, 2015 is as follows:

	Number of units	Weighted average grant date fair value	Aggregate intrinsic value (in thousands)
Total awarded and unvested, December 31, 2014	2,381,440	$29.00	$65,490
Granted	—	$—
Vested	—	$—
Forfeited	(21,940)	$29.00
Total awarded and unvested, March 31, 2015	2,359,500	$29.00	$57,076

Intrinsic values are based on the closing price of the Partnership’s common units on the referenced dates.  Unamortized expense of $62 million at March 31, 2015 is expected to be recognized by Antero over a weighted average period of approximately 3.6 years. A proportionate share of the expense will be allocated to us as it is recognized by Antero.

(6)Partnership Equity and Distributions

Our Minimum Quarterly Distribution

Our partnership agreement provides for a minimum quarterly distribution of $0.17 per unit for each whole quarter, or $0.68 per unit on an annualized basis.

On April 15, 2015, we announced that the board of directors of our general partner declared a cash distribution of $0.18 per unit for the quarter ended March 31, 2015.

Our partnership agreement generally provides that we distribute cash each quarter during the subordination period in the following manner:

•	first, to the holders of common units, until each common unit has received the minimum quarterly distribution of $0.17 plus any arrearages from prior quarters;

ANTERO MIDSTREAM PARTNERS LP

Notes to Condensed Consolidated Financial Statements

•	second, to the holders of subordinated units, until each subordinated unit has received the minimum quarterly distribution of $0.17; and
•	third, to the holders of common units and subordinated units pro rata until each has received a distribution of $0.1955.

If cash distributions to our unitholders exceed $0.1955 per common unit and subordinated unit in any quarter, our unitholders and our general partner, as the holder of our incentive distribution rights (“IDRs”), will receive distributions according to the following percentage allocations:

	Marginal Percentage Interest in Distributions
Total Quarterly Distribution Target Amount	Unitholders	General Partner (as holder of IDRs)
above $0.1955 up to $0.2125	85%	15%
above $0.2125 up to $0.2550	75%	25%
above $0.2550	50%	50%

General Partner Interest

Our general partner owns a non‑economic general partner interest in us, which does not entitle it to receive cash distributions. However, our general partner owns the incentive distribution rights and may in the future own common units or other equity interests in us and will be entitled to receive distributions on any such interests.

Subordinated Units

Antero owns all of our subordinated units. The principal difference between our common units and subordinated units is that, for any quarter during the subordination period, holders of the subordinated units are not entitled to receive any distribution from operating surplus until the common units have received the minimum quarterly distribution from operating surplus for such quarter plus any arrearages in the payment of the minimum quarterly distribution from prior quarters. Subordinated units will not accrue arrearages. When the subordination period ends, all of the subordinated units will convert into an equal number of common units. The subordination period will end on the first business day after we have earned and paid at least $0.68 (the minimum quarterly distribution on an annualized basis) on each outstanding common unit and subordinated unit for each of three consecutive, non-overlapping four-quarter periods ending on or after September 30, 2017 and there are no outstanding arrearages on our common units.

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

(7)Net Income Per Limited Partner Unit

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

ANTERO MIDSTREAM PARTNERS LP

Notes to Condensed Consolidated Financial Statements

income, less general partner incentive distributions, by the weighted average number of outstanding limited partner units during the period.

We compute  earnings per unit using the two-class method for master limited partnerships. Under the two-class method, earnings per unit is calculated as if all of the earnings for the period were distributed under the terms of the partnership agreement, regardless of whether the general partner has discretion over the amount of distributions to be made in any particular period, whether those earnings would actually be distributed during a particular period from an economic or practical perspective, or whether the general partner has other legal or contractual limitations on its ability to pay distributions that would prevent it from distributing all of the earnings for a particular period.

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

Basic earnings per unit is computed by dividing net earnings attributable to unitholders by the weighted average number of units outstanding during each period. Diluted net income per limited partner unit reflects the potential dilution that could occur if securities or agreements to issue common units, such as awards under the long-term incentive plan, were exercised, settled or converted into common units. When it is determined that potential common units resulting from an award should be included in the diluted net income per limited partner unit calculation, the impact is reflected by applying the treasury stock method. Earnings per common unit assuming dilution for the three months ended March 31, 2015 was calculated based on the diluted weighted average number of units outstanding of 151,882,627, including 713 dilutive units attributable to non-vested restricted unit awards. For the three months ended March 31, 2015, 2,350,470 non-vested phantom unit awards were anti-dilutive and therefore excluded from the calculation of diluted earnings per unit.

The following table illustrates the Partnership’s calculation of net income per common and subordinated unit for the periods indicated:

	Three months ended March 31, 2015
(in thousands)	General partner	Limited partners' common units	Limited partner's subordinated units	Total
Earnings per unit:
Earnings:
Distribution declared (1)	$—	$13,669	$13,669	$27,338
Distributions in excess of earnings	—	(5,845)	(5,845)	(11,690)
Total earnings	$—	$7,824	$7,824	$15,648
Weighted average units outstanding:
Basic:	—	75,941	75,941	151,882
Diluted:	—	75,942	75,941	151,883
Net income per limited partner unit:
Basic:	$—	$0.10	$0.10
Diluted:	$—	$0.10	$0.10

(1)	On April 15, 2015, we announced that the board of directors of our general partner had declared a quarterly cash distribution of $0.18 per unit, 14

ANTERO MIDSTREAM PARTNERS LP

Notes to Condensed Consolidated Financial Statements

totaling approximately $27.3 million. The distribution is payable on May 27, 2015 to unitholders of record on May 13, 2015.

(8)  Contingencies

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this report. The information provided below supplements, but does not form part of, our condensed consolidated financial statements. This discussion contains forward‑looking statements that are based on the views and beliefs of our management, as well as assumptions and estimates made by our management. Actual results could differ materially from such forward‑looking statements as a result of various risk factors, including those that may not be in the control of management. For further information on items that could impact our future operating performance or financial condition, please read see “Item 1A. Risk Factors.” and the section entitled “Cautionary Statement Regarding Forward‑Looking Statements.” We do not undertake any obligation to publicly update any forward-looking statements except as otherwise required by applicable law. For more information please refer to the Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on February 25, 2015.

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

We make available our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, and our Current Reports on Form 8-K.  These documents are located www.anteromidstream.com under the “Investors Relations” link.

Information on our website is not incorporated into this Quarterly Report on Form 10-Q or our other filings with the SEC and is not a part of them.

2015 Developments and Highlights

Energy Industry Environment

We have a gathering and compression agreement with Antero which provides for a fixed fee structure, and we intend to continue to pursue additional fixed fee opportunities with Antero and third parties in order to avoid direct commodity price exposure. However, to the extent that our future contractual arrangements with Antero or third parties do not provide for fixed fee structures, we may become subject to commodity price risk. We are subject to commodity price risks to the extent that they impact Antero’s development plan and therefore our gathering volumes. In late 2014, global energy commodity prices declined precipitously as a result of several factors including increased worldwide supplies, a stronger U.S. dollar, relatively mild weather in large portions of the U.S. during winter months, and strong competition among oil producing countries for market share.  Commodity prices have continued to remain low in recent months; prices for West Texas Intermediate have hovered near $50 per Bbl, and Henry Hub natural gas prices have dropped below $3.00 per MMBtu. In response to these market conditions and concerns about access to capital markets, many U.S. exploration and development companies significantly reduced their capital spending plans for 2015. Antero’s capital budget for 2015 is $1.8 billion, a 49% reduction from 2014 capital expenditures.  Antero plans to operate an average of 14 drilling rigs in 2015 as compared to an average of 21 rigs in 2014, and plans to complete 130 horizontal Marcellus and Utica wells in 2015 as compared to 177 in 2014.

Operating and Financial Results

For the three months ended March 31, 2015, we generated cash flow from operations of $39.7 million, net income of $15.6 million, and Adjusted EBITDA of $35.7 million. This compares to cash flow from operations of $6.6 million, net income of $0.7 million, and Adjusted EBITDA of $8.4 million for the three months ended March 31, 2014.  See “—Non-GAAP Financial Measure” for a definition of Adjusted EBITDA (a non-GAAP measure) and a reconciliation of Adjusted EBITDA to net income.

Our low pressure, high pressure, compression and condensate daily volumes totaled 935 MMcf/d, 1,134 MMcf/d, 358 MMcf/d, and 2 MBbl/d respectively, for the three months ended March 31, 2015. This compares to low pressure, high pressure and compression daily volumes totaling 331 MMcf/d, 126 MMcf/d, and 36 MMcf/d, respectively, for the three months ended March 31, 2014.

Distribution for the first Quarter for 2015

On April 15, 2015, we announced that the board of directors of our general partner declared a  cash distribution of $0.18 per unit for the quarter ended March 31, 2015, a 6% increase compared to our minimum quarterly distribution of $0.17 per unit ($0.68 per unit annualized). The distribution will be payable on May 27, 2015 to unitholders of record as of May 13, 2015.

2015 Capital Budget

During the three months ended March 31, 2015, our total capital expenditures were approximately $126 million. During 2015, we plan to continue to expand our existing Marcellus and Utica Shale gathering and compression systems to accommodate Antero’s development plans. Our capital budget for 2015 is $425 to $450 million, which includes $415 to $435 million and $10 to $15 million in expansion and maintenance capital, respectively.  This capital budget includes $250 to $260 million of gathering infrastructure, which will result in 44 miles and 20 miles of additional low pressure and high pressure gathering pipelines, respectively, in both the Marcellus and Utica Shale plays combined. Additionally, the budget includes the construction or expansion of five compressor stations, which will add 545 MMcf/d of incremental compression capacity in 2015. At year-end 2015, we expect to have 180 miles of low pressure gathering lines, 117 miles of high pressure gathering lines, and 920 MMcf/d of compression capacity in service.

Credit Facility

Current lender commitments under our revolving credit facility are $1.0 billion, with a letter of credit sublimit of $150 million. At March 31, 2015, we had no borrowings or letters of credit outstanding under the revolving credit facility. Our revolving credit facility matures in November 2019.  See “—Debt Agreements and Contractual Obligations—Revolving Credit Facility” for a description of our revolving credit facility.

Items Affecting Comparability of Our Financial Results

The historical financial results discussed below may not be comparable to our future financial results primarily as a result of the significant increase in the scope of our operations over the last several years. Our gathering and compression systems are relatively new, having been substantially built within the last three years. Accordingly, our revenues and expenses over that time reflect the significant ramp up in our operations. Similarly, Antero has experienced significant growth in its production and drilling and completion schedule over that same period. Accordingly, it may be difficult to accurately project future trends in our operations based on our historical financial data.

Results of Operations

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2015

The following table sets forth selected operating data for the three months ended March 31, 2014 compared to the three months ended March 31, 2015:

	Three months ended
	March 31,		Amount of	Percentage
(in thousands, except average realized fees)	2014	2015	Increase	Change
Revenue:
Gathering and compression—affiliate	$11,773	$52,243	$40,470	344%
Operating expenses:
Direct operating	941	11,689	10,748	1,142%
General and administrative (before equity-based compensation)	2,463	4,878	2,415	98%
Equity-based compensation	1,313	4,623	3,310	252%
Depreciation	6,108	14,582	8,474	139%
Total operating expenses	10,825	35,772	24,947	230%
Operating income	948	16,471	15,523	1,637%
Interest expense	174	823	649	373%
Net income	$774	$15,648	$14,874	1,922%
Adjusted EBITDA (1)	$8,369	$35,676	$27,307	326%
Operating Data:
Gathering—low pressure (MMcf)	29,813	84,168	54,355	182%
Gathering—high pressure (MMcf)	11,333	102,080	90,747	801%
Compression (MMcf)	3,255	32,201	28,946	889%
Condensate gathering (MBbl)	—	217	217	*
Gathering—low pressure (MMcf/d)	331	935	604	182%
Gathering—high pressure (MMcf/d)	126	1,134	1,008	800%
Compression (MMcf/d)	36	358	322	894%
Condensate gathering (MBbl/d)	—	2	2	*
Average realized fees:
Average gathering—low pressure fee ($/Mcf)	$0.31	$0.31	$0.01	3%
Average gathering—high pressure fee ($/Mcf)	$0.18	$0.19	$0.01	6%
Average compression fee ($/Mcf)	$0.18	$0.19	$0.01	6%
Average gathering—condensate fee ($/Bbl)	$—	$4.16	*	*

*Not meaningful or applicable.

(1)

For a discussion of the non‑GAAP financial measure Adjusted EBITDA, including a reconciliation of Adjusted EBITDA to its most directly comparable financial measure calculated and presented in accordance with GAAP, please see “Non‑GAAP Financial Measure” below.

Gathering and compression revenue—affiliate.  Revenues from gathering of natural gas and condensate and compression of natural gas increased from $11.8 million for the three months ended March 31, 2014 to $52.2 million for the three months ended March 31, 2015, an increase of $40.4 million. Specifically:

•

low pressure gathering revenue increased $17.1 million period over period due to an increase in throughput volumes of 54 Bcf, or 604 MMcf/d, primarily due to the connection of new wells to the system subsequent to March 31, 2014, and an increase in the average realized fees of $0.01/Mcf resulting from a consumer price index‑based rate adjustment;

•

high pressure gathering revenue increased $17.0 million due to an increase in throughput volumes of 91 Bcf, or 1  Bcf/d, primarily due to the addition of thirteen high pressure lines added after March 31, 2014, and an increase in the average realized fees of $0.01/Mcf resulting from a consumer price index‑based rate adjustment;

•

compressor revenue increased $5.4 million due to an increase in throughput volumes of 29 Bcf, or 322 MMcf/d, primarily due to the addition of five new compressor stations that were placed in service after March 31, 2014,  and an increase in the average realized fees of $0.01/Mcf resulting from a consumer price index‑based rate adjustment; and

•	condensate gathering revenue of $0.9 million due to throughput volumes of 217 MBbl, or 2 MBbl/d, due to the addition of condensate gathering lines that were placed in service after March 31, 2014.

Direct operating expenses.  Total direct operating expenses increased from $0.9 million for the three months ended March 31, 2014 to $11.7 million for the three months ended March 31, 2015, an increase of $10.8 million. The increase was primarily due to an increase in the number of gathering pipelines and compressor stations, as well as an increase in ad valorem tax expense related to an increase in our gathering and compression assets in West Virginia.

General and administrative expenses.  General and administrative expenses (before equity-based compensation) increased from $2.5 million for the three months ended March 31, 2014 to $4.9 million for the three months ended March 31, 2015, an increase of $2.4 million. The increase was primarily a result of increased staffing levels and related salary and benefits expenses and increased legal and other general corporate expenses to support our growth, as well as additional expenditures attributable to our operation as a publicly traded partnership.

Equity-based compensation expense increased from $1.3 million for the three months ended March 31, 2014 to $4.6 million for the three months ended March 31, 2015, an increase of $3.3 million. The increase was primarily a result of equity-based compensation expense allocated to us by Antero related to (i) awards made under the Antero Resources Corporation Long‑Term Incentive Plan after March 31, 2014 and (ii) awards made to Antero employees and officers, and to non-employee directors of our general partner under the Antero Midstream Partners LP Long-Term Incentive Plan after March 31, 2014.

Depreciation expense.  Total depreciation expense increased from $6.1 million for the three months ended March 31, 2014 to $14.6 million for the three months ended March 31, 2015, an increase of $8.5 million. The increase was primarily due to gathering and compression assets placed in service after March 31, 2014.

Interest expense.  Interest expense increased from $0.2 million for the three months ended March 31, 2014 to $0.8 million for the three months ended March 31, 2015, an increase of $0.6 million. The increase is primarily due to commitment fees and amortization of deferred financing fees incurred in relation to our revolving credit facility.

Adjusted EBITDA.  Adjusted EBITDA increased from $8.4 million for the three months ended March 31, 2014 to $35.7 million for the three months ended March 31, 2015, an increase of $27.3 million. The increase was primarily due to an increase in gathering and compression throughput volumes during the three months ended March 31, 2015, net of the related increases in operating and general and administrative expenses. For a discussion of the non-GAAP financial measure Adjusted EBITDA, including a reconciliation of Adjusted EBITDA to its most directly comparable financial measures calculated and presented in accordance with GAAP, please see  “—Non-GAAP Financial Measure” below.

Capital Resources and Liquidity

Sources and Uses of Cash

Our primary use of cash has been for the development and construction of our gathering and compression infrastructure. Historically, our sources of liquidity included cash generated from operations and funding from Antero. Sales and purchases related to our Predecessor third‑party transactions were received or paid in cash by Antero.

Capital and liquidity is provided by operating cash flow, cash on our balance sheet, and borrowings under our revolving credit facility, discussed below. We expect cash flow from operations to continue to contribute to our liquidity in the future. Sources of liquidity include borrowing capacity under our $1.0 billion revolving credit facility and potential issuances of debt and equity securities. We expect the combination of these capital resources will be adequate to meet our working capital requirements, capital expenditure program and expected quarterly cash distributions for at least the next 12 months.

The board of directors of our general partner has adopted a cash distribution policy pursuant to which we intend to distribute at least the minimum quarterly distribution of $0.17 per unit ($0.68 per unit on an annualized basis) on all of our units to the extent we have sufficient cash after the establishment of cash reserves and the payment of our expenses, including payments to our general partner and its affiliates. On April 15, 2015, we announced that the board of directors of our general partner declared a  cash distribution of $0.18 per unit for the quarter ended March 31, 2015. The distribution is payable on May 27, 2015 to unit holders of record on May 13, 2015.

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

			Amount of
	Three months ended March 31,		Increase	Percentage
(in thousands)	2014	2015	(Decrease)	Change
Operating activities	$6,605	$39,735	$33,130	502%
Investing activities	(107,125)	(93,252)	(13,873)	(13)%
Financing activities	100,520	(14,336)	(114,856)	(114)%
Net decrease in cash and cash equivalents	$—	$(67,853)

Cash Flow Provided by Operating Activities

Net cash provided by operating activities was $39.7 million for the three months ended March 31, 2015 and net cash provided by operating activities was $6.6 million for the three months ended March 31, 2014. The increase in cash flow from operations for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 was primarily the result of increased throughput volumes and revenues, which includes the addition of new gathering and compression systems placed in service after March 31, 2014.

Cash Flow Used in Investing Activities

Our Predecessor’s historical capital expenditures were funded by Antero.

During the three months ended March 31, 2015, we used cash flows in investing activities totaling $93.3 million for expenditures and deposits for gathering systems and compressor stations. During the three months ended March 31, 2014, we used cash flows in investing activities totaling $107.1 million for expenditures and deposits for gathering systems and compressor stations.

The board of directors of our general partner has approved a capital budget ranging from $425 million to $450 million for 2015 to expand our existing gathering and compression systems to accommodate Antero Resources’ development plans. Our capital budget may be adjusted as business conditions warrant.  If natural gas, NGLs, and oil prices decline to levels below acceptable levels or costs increase to levels above acceptable levels, Antero could choose to defer a significant portion of its budgeted capital expenditures until later periods. As a result, we may also defer a significant portion of our budgeted capital expenditures to achieve the desired balance between sources and uses of liquidity and prioritize capital projects that we believe have the highest expected returns and potential to generate near‑term cash flow.  We routinely monitor and adjust our capital expenditures in response to changes in Antero’s development plans, changes in commodity prices, availability of financing, acquisition costs, industry conditions, the timing of regulatory approvals, success or lack of success in Antero’s drilling activities, contractual obligations, internally generated cash flow and other factors both within and outside our control.

Cash Flow Provided by (Used in) Financing Activities

Net cash used in financing activities for the three months ended March 31, 2015 of $14.3 million is the result of $14.3 million in cash distributions to our unitholders.

Net cash provided by financing activities for the three months ended March 31, 2014 of $100.5 million was the result of $49.6 million in parent contributions from Antero and $51.5 million in borrowings under the predecessor credit facility, offset by $0.2 million for payments on capital leases and $0.4 million for payments of IPO-related costs.

Debt Agreements and Contractual Obligations

Revolving Credit Facility

On November 10, 2014,  the Partnership entered into a revolving credit facility with a syndicate of bank lenders. The revolving credit facility provides for lender commitments of $1.0 billion and a letter of credit sublimit of $150 million.  At March 31, 2015, we had no borrowings and no letters of credit outstanding under the revolving credit facility. The revolving credit facility will mature on November 10, 2019.

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

The revolving credit facility is secured by mortgages on substantially all of our properties, including the properties of our restricted subsidiaries. The revolving credit facility contains restrictive covenants that may limit our ability to, among other things:

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

Contractual Obligations

There have been no material changes to contractual obligations during the three months ended March 31, 2015. At March 31, 2015, we had no borrowings and no letters of credit outstanding under the revolving credit facility. Under the terms of our revolving credit facility, we are required to pay a commitment fee at rates ranging from 0.250% to 0.375% on any unused portion of the credit facility.

Non-GAAP Financial Measure

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

Adjusted EBITDA and Distributable Cash Flow are non‑GAAP financial measures. The GAAP measures most directly comparable to Adjusted EBITDA and Distributable Cash Flow are net income and net cash provided by (used in) operating activities. The non‑GAAP financial measures of Adjusted EBITDA and Distributable Cash Flow should not be considered as an alternative to the GAAP measure of net income. Adjusted EBITDA and Distributable Cash Flow are not presentations made in accordance with GAAP and have important limitations as an analytical tool because they includes some, but not all, items that affect net income. You should not consider Adjusted EBITDA and Distributable Cash Flow in isolation or as a substitute for analyses of results as reported under GAAP. Our definition of Adjusted EBITDA and Distributable Cash Flow may not be comparable to similarly titled measures of other partnerships.

The following table represents a reconciliation of our Adjusted EBITDA and Distributable Cash Flow to the most directly comparable GAAP financial measures for the periods presented:

	Three months ended
	March 31,
(in thousands)	2014	2015
Reconciliation of Net Income to Adjusted EBITDA and Distributable Cash Flow:
Net income	$774	$15,648
Add:
Interest expense	174	823
Depreciation expense	6,108	14,582
Equity-based compensation expense	1,313	4,623
Adjusted EBITDA	$8,369	$35,676
Less:
Cash interest paid		(579)
Maintenance capital expenditures (1)		(2,408)
Distributable cash flow		$32,689

Reconciliation of Adjusted EBITDA to Cash Provided by Operating Activities:
Adjusted EBITDA	$8,369	$35,676
Less:
Interest expense	(174)	(823)
Changes in operating assets and liabilities	(1,590)	4,638
Plus:
Amortization of deferred financing costs	—	244
Net cash provided by operating activities	$6,605	$39,735

(1)

Maintenance capital expenditures represent that portion of our estimated capital expenditures associated with the connection of new wells to our gathering and compression systems that we believe will be necessary to offset the natural production declines Antero will experience on all of its wells over time.

Critical Accounting Policies and Estimates

The following discussion relates to the critical accounting policies and estimates for both the Partnership and our Predecessor. The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of our condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Certain accounting policies involve judgments and uncertainties to such an extent that there is reasonable likelihood that materially different amounts could have been reported under different conditions, or if different assumptions had been used. We evaluate our estimates and assumptions on a regular basis. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and assumptions used in preparation of our financial statements. We provide expanded discussion of our more significant accounting policies, estimates and judgments in our Annual Report on Form 10-K for the year ended December 31, 2014 (the “2014 Form 10-K”). We believe these accounting policies reflect our more significant estimates and assumptions used in preparation of our financial statements. Also, see note 2 of the notes to our audited consolidated financial statements, included in our 2014 Form 10-K, for a discussion of additional accounting policies and estimates made by management.

New Accounting Pronouncements

On May 28, 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014‑09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Partnership on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU 2014‑09 will have on our financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

On April 7, 2015, the FASB issued ASU No. 2015-03, Interest–Imputation of Interest, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability.  The new standard becomes effective for the Partnership on January 1, 2016.  The Partnership is evaluating the effect that ASU 2015-03 will have on its consolidated financial statements and related disclosures.  The Partnership does not believe that this standard will have a material impact on its ongoing financial reporting upon adoption.

Off-Balance Sheet Arrangements

As of March 31, 2015, we did not have any off‑balance sheet arrangements other than immaterial operating leases.

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

Commodity Price Risk

Our gathering and compression agreement with Antero provides for fixed‑fee structures, and we intend to continue to pursue additional fixed‑fee opportunities with Antero and third parties in order to avoid direct commodity price exposure. However, to the extent that our future contractual arrangements with Antero or third parties do not provide for fixed‑fee structures, we may become subject to commodity price risk. We are subject to commodity price risks to the extent that they impact Antero’s development program and production and therefore our gathering volumes.

Interest Rate Risk

Our primary exposure to interest rate risk results from outstanding borrowings under our revolving credit facility, which has a floating interest rate. We do not currently, but may in the future, hedge the interest on portions of our borrowings under our revolving credit facility from time‑to‑time in order to manage risks associated with floating interest rates. At March 31, 2015, we had no borrowings and no letters of credit outstanding under the revolving credit facility.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report on Form 10-Q.  Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.  Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2015 at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Our operations are subject to a variety of risks and disputes normally incident to our business. As a result, we may, at any given time, be a defendant in various legal proceedings and litigation arising in the ordinary course of business. However, we are not currently subject to any material litigation.

We maintain insurance policies with insurers in amounts and with coverage and deductibles that we, with the advice of our insurance advisors and brokers, believe are reasonable and prudent. We cannot, however, provide any assurance that this insurance will be adequate to protect us from all material expenses related to potential future claims for personal and property damage or that these levels of insurance will be available in the future at economical prices.

Item 1A. Risk Factors.

We are subject to certain risks and hazards due to the nature of the business activities we conduct. For a discussion of these risks, see “Item 1A. Risk Factors” in our 2014 Form 10-K. The risks described in our 2014 Form 10-K could materially and adversely affect our business, financial condition, cash flows, and results of operations. There have been no material changes to the risks described in our 2014 Form 10-K. We may experience additional risks and uncertainties not currently known to us; or, as a result of developments occurring in the future, conditions that we currently deem to be immaterial may also materially and adversely affect our business, financial condition, cash flows and results of operations.

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

The description of the activities below has been provided to us by Warburg Pincus LLC (“WP”), affiliates of which: (i) beneficially own more than 10% of our outstanding common units and/or are members of our general partner’s board of directors and (ii) beneficially own more than 10% of the equity interests of, and have the right to designate members of the board of directors of Santander Asset Management Investment Holdings Limited (“SAMIH”).  SAMIH may therefore be deemed to be under common “control” with us; however, this statement is not meant to be an admission that common control exists.

The disclosure below relates solely to activities conducted by SAMIH and its non-U.S. affiliates that may be deemed to be under common “control” with us.  The disclosure does not relate to any activities conducted by us or by WP and does not involve our or WP’s management.  Neither we nor WP has had any involvement in or control over the disclosed activities of SAMIH, and neither we nor WP has independently verified or participated in the preparation of the disclosures.  Neither we nor WP is representing to the accuracy or completeness of the disclosures nor do we or WP undertake any obligation to correct or update them.

We understand that SAMIH’s affiliates intend to disclose in their next annual or quarterly SEC report that “Santander UK holds frozen savings and current accounts for two customers resident in the U.K. who are currently designated by the U.S. for terrorism.  The accounts held by each customer were blocked after the customer’s designation and remained blocked and dormant throughout the first quarter of 2015.  No revenue has been generated by Santander UK on these accounts.”

“An Iranian national, resident in the U.K., who is currently designated by the U.S. under the Iranian Financial Sanctions Regulations and the Weapons of Mass Destruction Proliferators Sanctions Regulations (“NPWMD sanctions program”), holds a mortgage with Santander UK that was issued prior to any such designation.  No further drawdown has been made (or would be permitted) under this mortgage although Santander UK continues to receive repayment installments.  In the first quarter of 2015, total revenue in connection with the mortgage was approximately £800 and net profits were negligible relative to the overall profits of Santander UK.  Santander UK does not intend to enter into any new relationships with this customer, and any disbursements will only be made in accordance with applicable sanctions. The same Iranian national also holds two investment accounts with Santander Asset Management UK Limited.  The accounts have remained frozen during quarter one of 2015.  The investment returns are being automatically reinvested, and no disbursements have been made to the customer.  Total revenue for the Santander Group in connection with the investment accounts was approximately £70 and net profits in the first quarter of 2015 were negligible relative to the overall profits of Banco Santander, S.A.”

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

ANTERO MIDSTREAM PARTNERS LP

By:	ANTERO RESOURCES MIDSTREAM MANAGEMENT LLC, its general partner

By:	/s/ Glen C. Warren, Jr.
Glen C. Warren, Jr.
President, Chief Financial Officer and Secretary

Date:	April 29, 2015

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

31.1	*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241).

31.2	*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241).

32.1	*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2	*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101	*

The following financial information from this Form 10-Q of ANTERO MIDSTREAM PARTNERS, LP for the quarter ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Partners’ Capital, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

The exhibits marked with the asterisk symbol (*) are filed or furnished with this Quarterly Report on Form 10-Q.