Form 10-Q
period 2015-06-30
Antero Midstream Partners LP
filed 2015-07-29
CIK 1598968

T’s

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of July 24, 2015, there were 75,965,011  common units and 75,940,957 subordinated units outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Some of the information in this report may contain forward-looking statements. Forward-looking statements give our current expectations, contain projections of results of operations or of financial condition, or forecasts of future events. Words such as “may,” “assume,” “forecast,” “position,” “predict,” “strategy,” “expect,” “intend,” “plan,” “estimate,” “anticipate,” “believe,” “project,” “budget,” “potential,” or “continue,” and similar expressions are used to identify forward-looking statements. They can be affected by assumptions used or by known or unknown risks or uncertainties. Consequently, no forward-looking statements can be guaranteed. When considering these forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this report. Actual results may vary materially. You are cautioned not to place undue reliance on any forward-looking statements. You should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties. Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements include:

•	Antero Resources Corporation’s inability to meet its drilling and development plan;
•	business strategy;
•	natural gas, natural gas liquids (“NGLs”) and oil prices;
•	competition and government regulations;
•	actions taken by third-party producers, operators, processors and transporters;
•	pending legal or environmental matters;
•	costs of conducting our gathering and compression operations;
•	general economic conditions;
•	credit markets;
•	operating hazards, natural disasters, weather-related delays, casualty losses and other matters beyond our control;
•	uncertainty regarding our future operating results; and
•	plans, objectives, expectations and intentions contained in this report that are not historical.

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

PART I—FINANCIAL INFORMATION

Item 1.Financial Statements

ANTERO MIDSTREAM PARTNERS LP

Condensed Consolidated Balance Sheets

December 31, 2014, and June 30, 2015

(Unaudited)

(In thousands, except unit counts)

	2014	2015
Assets
Current assets:
Cash and cash equivalents	$230,192	$112,867
Accounts receivable–affiliate	17,646	18,675
Prepaid expenses	518	209
Total current assets	248,356	131,751
Property and equipment:
Gathering and compression systems	1,180,707	1,325,106
Less accumulated depreciation	(51,110)	(80,782)
Property and equipment, net	1,129,597	1,244,324
Other assets, net	17,168	16,823
Total assets	$1,395,121	$1,392,898
Liabilities and Partners' Capital
Current liabilities:
Accounts payable	$8,728	$7,260
Accounts payable–affiliate	1,380	1,430
Accrued capital expenditures	37,208	23,264
Accrued ad valorem tax	1,973	9,852
Accrued liabilities	3,373	5,184
Total current liabilities	52,662	46,990
Contingencies (Note 8)
Partners' capital:
Common unitholders – public (46,024,054 units issued and outstanding)	1,090,037	1,090,453
Common unitholder - Antero (29,940,957 units issued and outstanding)	71,665	74,013
Subordinated unitholder (75,940,957 units issued and outstanding)	180,757	181,442
Total partners' capital	1,342,459	1,345,908
Total liabilities and partners' capital	$1,395,121	$1,392,898

See accompanying notes to condensed consolidated financial statements.

ANTERO MIDSTREAM PARTNERS LP

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

Three Months Ended June  30, 2014, and 2015

(Unaudited)

(In thousands, except unit counts and per unit amounts)

	Three months ended June 30,
	2014	2015
Revenue–affiliate	$16,923	$56,593
Operating expenses:
Direct operating	2,196	11,292
General and administrative (including $2,490 and $5,388 of equity-based compensation in 2014 and 2015, respectively)	5,780	9,917
Depreciation	8,656	15,091
Total operating expenses	16,632	36,300
Operating income	291	20,293
Interest expense	1,026	843
Net income (loss) and comprehensive income (loss)	$(735)	$19,450

Less: General partner's interest in net income		—
Limited partners' interest in net income		$19,450
Net income per limited partner unit:
Basic:
Common units		$0.13
Subordinated units		$0.13
Diluted:
Common units		$0.13
Subordinated units		$0.13
Weighted average number of limited partner units outstanding:
Basic:
Common units		75,940,957
Subordinated units		75,940,957
Diluted:
Common units		75,957,984
Subordinated units		75,940,957

See accompanying notes to condensed consolidated financial statements.

ANTERO MIDSTREAM PARTNERS LP

Condensed Consolidated Statements of Operations and Comprehensive Income

Six Months Ended June 30, 2014,  and 2015

(Unaudited)

(In thousands, except unit counts and per unit amounts)

	Six months ended June 30,
	2014	2015
Revenue–affiliate	$28,696	$108,836
Operating expenses:
Direct operating	3,137	22,981
General and administrative (including $3,803 and $10,011 of equity-based compensation in 2014 and 2015, respectively)	9,556	19,418
Depreciation	14,764	29,673
Total operating expenses	27,457	72,072
Operating income	1,239	36,764
Interest expense	1,200	1,666
Net income and comprehensive income	$39	$35,098

Less: General partner's interest in net income		—
Limited partners' interest in net income		$35,098
Net income per limited partner unit:
Basic:
Common units		$0.23
Subordinated units		$0.23
Diluted:
Common units		$0.23
Subordinated units		$0.23
Weighted average number of limited partner units outstanding:
Basic:
Common units		75,940,957
Subordinated units		75,940,957
Diluted:
Common units		75,956,354
Subordinated units		75,940,957

See accompanying notes to condensed consolidated financial statements.

ANTERO MIDSTREAM PARTNERS LP

Condensed Consolidated Statements of Partners’ Capital

Six  Months Ended June 30, 2015

(Unaudited)

(In thousands)

	Common Unitholders Public	Common Unitholder Antero	Subordinated Unitholder	General Partner	Total
Balance at December 31, 2014	$1,090,037	$71,665	$180,757	$—	$1,342,459
Net income and comprehensive income	10,630	6,920	17,548	—	35,098
Equity-based compensation	2,403	3,641	3,967	—	10,011
Distribution to unitholders	(12,617)	(8,213)	(20,830)	—	(41,660)
Balance at June 30, 2015	$1,090,453	$74,013	$181,442	$—	$1,345,908

See accompanying notes to condensed consolidated financial statements.

ANTERO MIDSTREAM PARTNERS LP

Condensed Consolidated Statements of Cash Flows

Six  Months Ended June 30, 2014,  and 2015

(Unaudited)

(In thousands)

	Six months ended June 30,
	2014	2015
Cash flows provided by operating activities:
Net income	$39	$35,098
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation	14,764	29,673
Equity-based compensation	3,803	10,011
Amortization of deferred financing costs	—	489
Changes in assets and liabilities:
Accounts receivable–affiliate	(3,214)	(1,029)
Prepaid expenses	(39)	309
Accounts payable	1,501	(13)
Accounts payable–affiliate	—	50
Accrued ad valorem tax	—	7,879
Accrued liabilities	186	1,811
Net cash provided by operating activities	17,040	84,278
Cash flows used in investing activities:
Additions to property and equipment	(265,554)	(200,075)
Change in working capital of affiliate related to property and equipment	—	40,277
Change in other assets	(37,646)	(126)
Net cash used in investing activities	(303,200)	(159,924)
Cash flows provided by (used in) financing activities:
Deemed contribution from parent, net	59,655	—
Distribution to unitholders	—	(41,660)
Borrowings on credit facility	228,924	—
Payments of deferred financing costs	—	(19)
Payments on capital lease obligations	(459)	—
Payments of IPO related costs	(1,960)	—
Net cash provided by (used in) financing activities	286,160	(41,679)
Net decrease in cash and cash equivalents	—	(117,325)
Cash and cash equivalents, beginning of period	—	230,192
Cash and cash equivalents, end of period	$—	$112,867
Supplemental disclosure of cash flow information:
Cash paid during the period for interest and commitment fees	$999	$1,177
Supplemental disclosure of noncash investing activities:
Increase (decrease) in accrued capital expenditures and accounts payable for property and equipment	$26,626	$(15,399)

See accompanying notes to condensed consolidated financial statements.

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

Our condensed consolidated financial statements as of December 31, 2014 and June 30, 2015 include the accounts of the Partnership and Midstream Operating.

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

In connection with the IPO, we obtained an option for two years to purchase Antero’s integrated water business at fair market value, with a right of first offer thereafter. Further, we have a right to participate for up to a 15% non‑operating equity interest in an unnamed 50‑mile regional gathering pipeline extension (the “Regional Gathering System”) that will expire six months following the date on which the Regional Gathering System is placed into service. In addition, we have entered into a right‑of‑first‑offer agreement with Antero to allow for us to provide Antero with gas processing or NGLs fractionation, transportation or marketing services in the future.

(2)Summary of Significant Accounting Policies

(a) Basis of Presentation

These condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) applicable to interim financial information, and should be read in the context of the December 31, 2014 consolidated financial statements and notes thereto for a more complete understanding of the Partnership’s operations, financial position, and accounting policies.  The December 31, 2014 consolidated financial statements have been filed with the SEC in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2014 (the “2014 Form 10-K”).

The accompanying unaudited condensed consolidated financial statements of the Partnership have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information, and, accordingly, do not include all of the information and footnotes required by U.S. GAAP for complete consolidated financial statements. In the opinion of management, these statements include all adjustments (consisting of normal and recurring accruals) considered necessary for a fair presentation of the Partnership’s financial position as of December 31, 2014 and June 30, 2015, the results of its operations for the three and six months ended June 30, 2014 and 2015 and its cash flows for the six months ended June 30, 2014 and 2015. The Partnership has no items of other comprehensive income or loss; therefore, its net income (loss) is identical to its comprehensive income (loss).  Operating results for the period ended June 30, 2015 are not necessarily indicative of the results that may be expected for the full year.

The accompanying condensed consolidated financial statements present the assets, liabilities, and results of operations of Antero’s gathering and compression assets as the accounting predecessor (the “Predecessor”) to the Partnership, presented on a carve-out basis of Antero’s historical ownership of the Predecessor. The Predecessor financial statements have been prepared from the separate records maintained by Antero and may not necessarily be indicative of the actual results of operations that might have occurred if the Predecessor had been operated separately during the periods reported. References in these financial statements to “Predecessor,” “we,” “our,” “us” or like terms, when referring to periods prior to November 10, 2014, refer to the

Predecessor as defined above.  References to “the Partnership,” “we,” “our,” “us” or like terms, when referring to periods since November 10, 2014 or when used in the present tense or prospectively, refer to the Partnership.

Certain costs of doing business which are incurred by Antero on our behalf have been reflected in the accompanying condensed consolidated financial statements. These costs include general and administrative expenses allocated to us by Antero in exchange for:

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

(b)Revenue Recognition

We provide gathering and compression services under fee‑based contracts based on throughput. Under these arrangements, we receive fees for gathering oil and gas products and compression services. The revenue we earn from these arrangements is directly related to (1) in the case of natural gas gathering and compression, the volumes of metered natural gas that we gather, compress and deliver to natural gas compression sites or other transmission delivery points or (2) in the case of oil and condensate gathering, the volumes of metered oil and condensate that we gather and deliver to other transmission delivery points. We recognize revenue when all of the following criteria are met: (1) persuasive evidence of an agreement exists, (2) services have been rendered, (3) prices are fixed or determinable and (4) collectability is reasonable assured.

(c)Use of Estimates

The preparation of the condensed consolidated financial statements and notes in conformity with U.S. GAAP requires that management formulate estimates and assumptions that affect revenues, expenses, assets, liabilities and the disclosure of contingent assets and liabilities. Items subject to estimates and assumptions include the useful lives of property and equipment and valuation of accrued liabilities, among others. Although management believes these estimates are reasonable, actual results could differ from these estimates.

(d)Cash and Cash Equivalents

Prior to the IPO, the Predecessor’s operations were funded by Antero. Net amounts funded by Antero are reflected as net contributions from or distributions to parent on the accompanying Statements of Cash Flows.

We consider all liquid investments purchased with an initial maturity of three months or less to be cash equivalents. The carrying value of cash and cash equivalents approximates fair value due to the short‑term nature of these instruments.

(e)Property and Equipment

Property and equipment primarily consists of gathering pipelines and compressor stations stated at historical cost less accumulated depreciation. We capitalize construction‑related direct labor and material costs. Maintenance and repair costs are expensed as incurred.

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

Our investment in property and equipment for the periods presented is as follows:

(in thousands)	Estimated useful lives	As of December 31, 2014	As of June 30, 2015
Land	n/a	$3,383	$3,430
Gathering and compression systems - in-service	20 years	861,609	1,166,771
Gathering and compression systems - under construction	n/a	315,715	154,905
Total gathering and compression systems		1,180,707	1,325,106
Less accumulated depreciation		(51,110)	(80,782)
Property and equipment, net		$1,129,597	$1,244,324

(f)Impairment of Long‑Lived Assets

We evaluate our long‑lived assets for impairment when events or changes in circumstances indicate that the related carrying values of the assets may not be recoverable.  Generally, the basis for making such assessments is undiscounted future cash flow projections for the unit being assessed.  If the carrying values of the assets are deemed not recoverable, the carrying values are reduced to the estimated fair value, which is based on discounted future cash flows or other techniques, as appropriate.  No impairments for such assets have been recorded through June 30, 2015.

(g)Asset Retirement Obligations

Our gathering pipelines and compressor stations have an indeterminate life, if properly maintained. A liability for these asset retirement obligations will be recorded only if and when a future retirement obligation with a determinable life can be estimated. Because we are not able to make a reasonable estimate of when future dismantlement and removal dates of such assets will occur, we have not recorded asset retirement obligations at December 31, 2014 or June 30, 2015.

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

No events have occurred that require accruals for loss contingencies or environmental obligations at December 31, 2014 or June 30, 2015.

(i)Equity‑Based Compensation

Our condensed consolidated financial statements reflect various equity‑based compensation awards granted by Antero, as well as compensation expense associated with our own plan. These awards include profits interests awards, restricted stock, stock options, restricted units, and phantom units. For purposes of these condensed consolidated financial statements, we recognized as expense in each period an amount allocated from Antero, with the offset included in partners’ capital. See Note 3—Transactions with Affiliates for additional information regarding Antero’s allocation of expenses to us.

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

(j)Income Taxes

Our condensed consolidated financial statements do not include a provision for income taxes as we are treated as a partnership for federal and state income tax purposes, with each partner being separately taxed on its share of taxable income.

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

The carrying values on our balance sheet of our cash and cash equivalents, accounts receivable—affiliate, prepaid expenses, other assets, accounts payable, accounts payable—affiliate, accrued liabilities, accrued capital expenditures, accrued ad valorem tax, and the revolving credit facility approximate fair values due to their short maturities.

(l) Reclassifications

Certain reclassifications have been made to prior periods’ financial information related to direct operating expenses to conform that information to our current period presentation. These reclassifications did not have an impact on net income for the periods previously reported.

(3)Transactions with Affiliates

(a)Revenues

All revenues during the three and six months ended June 30, 2014 and 2015 were earned from services performed for Antero.

(b)Accounts receivable—affiliate, and Accounts payable—affiliate

Accounts receivable—affiliate represents amounts due from Antero, primarily related to gathering and compression services and other costs. Accounts payable—affiliate represents amounts due to Antero for general and administrative and other costs.

(c)Allocation of Costs

The employees supporting our operations are employees of Antero. Direct operating expense includes allocated costs of $0.3 million and $0.8 million during the three months ended June 30, 2014 and 2015, respectively, and $0.5 million and $1.4 million during the six months ended June 30, 2014 and 2015, respectively, related to direct labor charges for Antero employees associated with the operation of our gathering lines and compressor stations. General and administrative expense includes allocated costs of $5.8 million and $9.2 million during the three months ended June 30, 2014 and 2015, respectively, and $9.6 million and $17.7 million during the six months ended June 30, 2014 and 2015, respectively. These costs relate to: (i) various business services, including payroll processing, accounts payable processing and facilities management, (ii) various corporate services, including legal, accounting, treasury, information technology and human resources and (iii) compensation, including equity‑based compensation (see Note 5—Equity-Based Compensation for more information). These expenses are charged or allocated to us based on the nature of the expenses and are allocated based on a combination of our proportionate share of Antero’s gross property and equipment, capital expenditures and direct labor costs, as applicable.

(4)Long‑Term Debt

(a)Predecessor Credit Facility

Prior to the IPO on November 10, 2014, long-term debt represented amounts outstanding under a credit facility agreement between Midstream Operating, then a wholly owned subsidiary of Antero and now a wholly owned subsidiary of the Partnership, and the lenders under Antero’s credit facility, that were incurred for the acquisition and construction of the Predecessor’s gathering and compression assets (the “predecessor credit facility”).  Interest expense during the three and six months ended June 30, 2014 includes interest and commitment fees incurred under the predecessor credit facility. On November 10, 2014, in connection with the completion of the IPO, the outstanding balance of the predecessor credit facility was repaid out of the proceeds of the IPO, and this facility was assumed by Antero.

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

The revolving credit facility is ratably secured by mortgages on substantially all of our properties, including the properties of our restricted subsidiaries, and guarantees from our restricted subsidiaries. The revolving credit facility contains certain covenants including restrictions on indebtedness and distributions, and requirements with respect to leverage and interest coverage ratios. The Partnership was in compliance with all of the financial covenants under the revolving credit facility as of December 31, 2014 and June 30, 2015.

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

At December 31, 2014 and June 30, 2015, we had no borrowings or letters of credit outstanding under the revolving credit facility.

(5)Equity-Based Compensation

Our general and administrative expenses include equity-based compensation costs allocated to us by Antero for grants made pursuant to: (i) the Antero Resources Corporation Long‑Term Incentive Plan (the “Antero LTIP”); (ii) profits interests awards valued in connection with the Antero reorganization pursuant to its initial public offering of common stock, which closed on October 16, 2013; and (iii) the Midstream LTIP.  Equity‑based compensation expense allocated to us was $2.5 million and $5.4 million for the three months ended June 30, 2014 and 2015, respectively, and $3.8 million and $10.0 million for the six months ended June 30, 2014 and 2015, respectively. These expenses were allocated to us based on our proportionate share of Antero’s direct labor costs. Antero has unamortized expense totaling approximately $197 million as of June 30, 2015 related to its various equity-based compensation plans and the Midstream LTIP. A portion of this will be allocated to us as it is amortized over the remaining service period of the related awards.

Midstream LTIP

Our general partner manages our operations and activities and Antero employs the personnel who provide support to our operations. In connection with the IPO, our general partner adopted the Midstream LTIP, pursuant to which non‑employee directors of our general partner and certain officers, employees and consultants of our general partner and its affiliates are eligible to receive awards representing ownership interests in the Partnership. An aggregate of 10,000,000 common units may be delivered pursuant to awards under the Midstream LTIP, subject to customary adjustments.  A total of 7,654,863 common units are available for future grant under the Midstream LTIP as of June 30, 2015. Restricted units and phantom units granted under the Midstream LTIP vest subject to the satisfaction of service requirements, upon the completion of which common units in the Partnership are delivered to the holder of the restricted units or phantom units. Compensation related to each restricted unit and phantom unit award is recognized on a straight-line basis over the requisite service period of the entire award.  The grant date fair values of these awards are determined based on the closing price of the Partnership’s common units on the date of grant. These units are accounted for as if they are distributed by the Partnership to Antero. Antero recognizes compensation expense for the units awarded and a portion of that expense is allocated to the Partnership. Antero allocates equity-based compensation expense to the Partnership based on our proportionate share of Antero’s direct labor costs. The Partnership’s portion of the equity-based compensation expense is included in general and administrative expenses.

A summary of restricted unit and phantom unit awards activity during the three months ended June 30, 2015 is as follows:

	Number of units	Weighted average grant date fair value	Aggregate intrinsic value (in thousands)
Total awarded and unvested, December 31, 2014	2,381,440	$29.00	$65,490
Granted	12,057	$24.88
Vested	—	$—
Forfeited	(48,360)	$29.00
Total awarded and unvested, June 30, 2015	2,345,137	$28.98	$67,165

Intrinsic values are based on the closing price of the Partnership’s common units on the referenced dates.  Unamortized expense of $57 million at June 30, 2015 is expected to be recognized by Antero over a weighted average period of approximately 3.3 years. A proportionate share of the expense will be allocated to us as it is recognized by Antero.

(6)Partnership Equity and Distributions

Our Minimum Quarterly Distribution

Our partnership agreement provides for a minimum quarterly distribution of $0.17 per unit for each quarter, or $0.68 per unit on an annualized basis.

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

Cash Distributions

On July 15, 2015, we announced that the board of directors of our general partner declared a cash distribution of $0.19 per unit for the quarter ended June 30, 2015. The distribution will be payable on August 27, 2015 to unitholders of record as of August 13, 2015.

The allocation of total quarterly cash distributions to our partners is as follows for the three and six months ended June 30, 2015. Our distributions are declared subsequent to quarter end; therefore the following table represents total cash distributions applicable to the period in which distributions were earned.

(in thousands, except per unit data)	Three months ended June 30, 2015	Six months ended June 30, 2015
General Partner:
Distribution declared per unit	$—	$—
Total distribution	$—	$—

Limited Partners:
Common unitholders:
Distribution declared per unit	$0.19	$0.37
Total distribution	$14,429	$28,098
Subordinated unitholders:
Distribution declared per unit	$0.19	$0.37
Total distribution	$14,429	$28,098

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

Basic earnings per unit is computed by dividing net earnings attributable to unitholders by the weighted average number of units outstanding during each period. Diluted net income per limited partner unit reflects the potential dilution that could occur if agreements to issue common units, such as awards under long-term incentive plans, were exercised, settled or converted into common units. When it is determined that potential common units resulting from an award should be included in the diluted net income per limited partner unit calculation, the impact is reflected by applying the treasury stock method. Earnings per common unit assuming dilution for the three months ended June 30, 2015 was calculated based on the diluted weighted average number of units outstanding of 75,957,984, including 17,027 dilutive units attributable to non-vested restricted unit and phantom unit awards. Earnings per common unit assuming dilution for the six months ended June 30, 2015 was calculated based on the diluted weighted average number of units outstanding of 75,956,354, including 15,397 dilutive units attributable to non-vested restricted unit and phantom unit awards. For the three and six months ended June 30, 2015, 2,319,412 and 2,316,264 non-vested phantom unit and restricted unit awards, respectively, were anti-dilutive and therefore excluded from the calculation of diluted earnings per unit.

The Partnership’s calculation of net income per common and subordinated unit for the periods indicated is as follows:

	Three months ended June 30, 2015
(in thousands, except per unit data)	General partner	Limited partners' common units	Limited partner's subordinated units	Total
Earnings per unit:
Earnings:
Distribution declared (1)	$—	$14,429	$14,429	$28,858
Distributions in excess of earnings	—	(4,704)	(4,704)	(9,408)
Total earnings	$—	$9,725	$9,725	$19,450
Weighted average units outstanding:
Basic:	—	75,941	75,941	151,882
Diluted:	—	75,958	75,941	151,899
Net income per limited partner unit:
Basic:	$—	$0.13	$0.13
Diluted:	$—	$0.13	$0.13

(1) See Note 6—Partnership Equity and Distributions

	Six months ended June 30, 2015
(in thousands, except per unit data)	General partner	Limited partners' common units	Limited partner's subordinated units	Total
Earnings per unit:
Earnings:
Distribution declared (1)	$—	$28,098	$28,098	$56,196
Distributions in excess of earnings	—	(10,549)	(10,549)	(21,098)
Total earnings	$—	$17,549	$17,549	$35,098
Weighted average units outstanding:
Basic:	—	75,941	75,941	151,882
Diluted:	—	75,956	75,941	151,897
Net income per limited partner unit:
Basic:	$—	$0.23	$0.23
Diluted:	$—	$0.23	$0.23

(1)	See Note 6—Partnership Equity and Distributions.

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

2015 Developments and Highlights

Energy Industry Environment

We have a gathering and compression agreement with Antero which provides for a fixed fee structure, and we intend to continue to pursue additional fixed fee opportunities with Antero and third parties in order to avoid direct commodity price exposure. However, to the extent that our future contractual arrangements with Antero or third parties do not provide for fixed fee structures, we may become subject to commodity price risk. We are subject to commodity price risks to the extent that they impact Antero’s development plan and therefore our gathering volumes. In late 2014, global energy commodity prices declined precipitously as a result of several factors, including an increase in worldwide commodity supplies, a stronger U.S. dollar, relatively mild weather in large portions of the U.S. during winter months, and strong competition among oil producing countries for market share. Commodity prices have continued to remain low through the second quarter of 2015; prices for West Texas Intermediate have remained at or below $60 per Bbl, and Henry Hub natural gas prices have remained below $3.00 per MMBtu. In response to these market conditions and concerns about access to capital markets, many U.S. exploration and development companies significantly reduced their capital spending plans for 2015. Antero’s capital budget for 2015 is $1.8 billion, a 49% reduction from 2014 capital expenditures.  Antero plans to operate an average of 14 drilling rigs in 2015 as compared to an average of 21 rigs in 2014, and plans to complete 130 horizontal wells in the Marcellus and Utica Shales in 2015 as compared to 177 in 2014.

Operating and Financial Results

For the three months ended June 30, 2015, we generated cash flow from operations of $44.5 million, net income of $19.5 million, and Adjusted EBITDA of $40.8 million. This compares to cash flow from operations of $10.4 million, net loss of $0.7 million, and Adjusted EBITDA of $11.4 million for the three months ended June 30, 2014.  See “—Non-GAAP Financial Measure” for a definition of Adjusted EBITDA (a non-GAAP measure) and a reconciliation of Adjusted EBITDA to net income.

For the six months ended June 30, 2015, we generated cash flow from operations of $84.3 million, net income of $35.1 million, and Adjusted EBITDA of $76.4 million. This compares to cash flow from operations of $17.0 million, net income of less than $0.1 million, and Adjusted EBITDA of $19.8 million for the six months ended June 30, 2014.  See “—Non-GAAP Financial Measure” for a definition of Adjusted EBITDA (a non-GAAP measure) and a reconciliation of Adjusted EBITDA to net income.

Our low pressure, high pressure, compression and condensate daily volumes totaled 965 MMcf/d, 1,197 MMcf/d, 454 MMcf/d, and 3 MBbl/d respectively, for the three months ended June 30, 2015. This compares to low pressure, high pressure,  compression and condensate daily volumes totaling 386 MMcf/d, 266 MMcf/d, 41 MMcf/d, and 3 MBbl/d respectively, for the three months ended June 30, 2014.

Our low pressure, high pressure, compression and condensate daily volumes totaled 950 MMcf/d, 1,166 MMcf/d, 406 MMcf/d, and 3 MBbl/d respectively, for the six months ended June 30, 2015. This compares to low pressure, high pressure,  compression and condensate daily volumes totaling 359 MMcf/d, 196 MMcf/d, 39 MMcf/d, and 1 MBbl/d respectively, for the six months ended June 30, 2014.

Distribution for the Second Quarter for 2015

On July 15, 2015, we announced that the board of directors of our general partner declared a  cash distribution of $0.19 per unit for the quarter ended June 30, 2015, totaling approximately $28.9 million. The distribution will be payable on August 27, 2015 to unitholders of record as of August 13, 2015.

2015 Capital Budget

During the three and six months ended June 30, 2015, our total capital expenditures were approximately $74.1 million and $200.1 million, respectively. During 2015, we plan to continue to expand our existing Marcellus and Utica Shale gathering and compression systems to accommodate Antero’s development plans. Our capital budget for 2015 is $425 to $450 million, which includes $415 to $435 million and $10 to $15 million in expansion and maintenance capital, respectively.  This capital budget includes $250 to $260 million of gathering infrastructure, which will result in 44 miles and 20 miles of additional low pressure and high pressure gathering pipelines, respectively, in both the Marcellus and Utica Shale plays combined. Additionally, the budget includes the construction or expansion of five compressor stations, which will add 545 MMcf/d of incremental compression capacity in 2015. At December 31, 2015, we expect to have 180 miles of low pressure gathering lines, 117 miles of high pressure gathering lines, and 920 MMcf/d of compression capacity in service.

Credit Facility

Current lender commitments under our revolving credit facility are $1.0 billion, with a letter of credit sublimit of $150 million. At June 30, 2015, we had no borrowings or letters of credit outstanding under the revolving credit facility. Our revolving credit facility matures in November 2019.  See “—Debt Agreements and Contractual Obligations—Revolving Credit Facility” for a description of our revolving credit facility.

Private Letter Ruling

On May 26, 2015, we received a favorable private letter ruling from the U.S. Internal Revenue Service providing that gross income earned by the Partnership from (i) the delivery of water for use in the exploration and production of oil and gas and (ii) the collection, treatment and transport of flowback, produced water, other fluids and residual salt that are byproducts of the exploration and production of oil and gas will constitute “qualifying income” under section 7704(d)(1)(E) of the Internal Revenue Code of 1986, as amended. In order for the Partnership to maintain its classification as a partnership for U.S. federal income tax purposes, at least 90% of its gross income must be “qualifying income.”

In connection with the IPO, we obtained an option for two years to purchase Antero’s integrated water business at fair market value, with a right of first offer thereafter. Further, we have a right to participate for up to a 15% non‑operating equity interest in an unnamed 50‑mile regional gathering pipeline extension (the “Regional Gathering System”) that will expire six months following the date on which the Regional Gathering System is placed into service. In addition, we have entered into a right‑of‑first‑offer agreement with Antero to allow for us to provide Antero with gas processing or NGLs fractionation, transportation or marketing services in the future.

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

Results of Operations

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2015

The following table sets forth selected operating data for the three months ended June 30, 2014 compared to the three months ended June 30, 2015:

	Three months ended
	June 30,		Amount of	Percentage
(in thousands, except average realized fees)	2014	2015	Increase	Change
Revenue:
Gathering and compression—affiliate	$16,923	$56,593	$39,670	234%
Operating expenses:
Direct operating	2,196	11,292	9,096	414%
General and administrative (before equity-based compensation)	3,290	4,529	1,239	38%
Equity-based compensation	2,490	5,388	2,898	116%
Depreciation	8,656	15,091	6,435	74%
Total operating expenses	16,632	36,300	19,668	118%
Operating income	291	20,293	20,002	* %
Interest expense	1,026	843	(183)	(18)%
Net income (loss)	$(735)	$19,450	$20,185	* %
Adjusted EBITDA (1)	$11,437	$40,772	$29,335	256%
Operating Data:
Gathering—low pressure (MMcf)	35,122	87,803	52,681	150%
Gathering—high pressure (MMcf)	24,191	108,954	84,763	350%
Compression (MMcf)	3,739	41,319	37,580	1,005%
Condensate gathering (MBbl)	266	272	6	2%
Gathering—low pressure (MMcf/d)	386	965	579	150%
Gathering—high pressure (MMcf/d)	266	1,197	931	350%
Compression (MMcf/d)	41	454	413	1,005%
Condensate gathering (MBbl/d)	3	3	—	—%
Average realized fees:
Average gathering—low pressure fee ($/Mcf)	$0.31	$0.31	$0.00	2%
Average gathering—high pressure fee ($/Mcf)	$0.18	$0.19	$0.01	2%
Average compression fee ($/Mcf)	$0.18	$0.19	$0.01	2%
Average gathering—condensate fee ($/Bbl)	$4.08	$4.16	$0.08	2%

*Not meaningful or applicable.

(1)

For a discussion of the non‑GAAP financial measure Adjusted EBITDA, including a reconciliation of Adjusted EBITDA to its most directly comparable financial measure calculated and presented in accordance with GAAP, please see “—Non‑GAAP Financial Measure” below.

Gathering and compression revenue—affiliate.  Revenues from gathering of natural gas and condensate and compression of natural gas increased from $16.9 million for the three months ended June 30, 2014 to $56.6 million for the three months ended June 30, 2015, an increase of $39.7 million. Specifically:

•

low pressure gathering revenue increased $16.6 million period over period due to an increase in throughput volumes of 53 Bcf, or 579 MMcf/d, primarily due to the connection of new wells to the system subsequent to June 30, 2014, and an increase in the average realized fees of less than $0.01/Mcf resulting from a consumer price index‑based rate adjustment;
•

high pressure gathering revenue increased $15.9 million due to an increase in throughput volumes of 85 Bcf, or 931 Bcf/d, primarily due to the addition of ten high pressure lines added after June 30, 2014, and an increase in the average realized fees of $0.01/Mcf resulting from a consumer price index‑based rate adjustment;

•

compressor revenue increased $7.1 million due to an increase in throughput volumes of 38 Bcf, or 413 MMcf/d, primarily due to the addition of six new compressor stations that were placed in service after June 30, 2014, and an increase in the average realized fees of $0.01/Mcf resulting from a consumer price index‑based rate adjustment; and

•	condensate gathering revenue increased $0.1 million, as we placed our condensate gathering system in service in April 2014.

Direct operating expenses.  Total direct operating expenses increased from $2.2 million for the three months ended June 30, 2014 to $11.3 million for the three months ended June 30, 2015, an increase of $9.1 million. The increase was primarily due to an increase in the number of gathering pipelines and compressor stations, as well as an increase in ad valorem tax expense as a result of more gathering and compression assets in West Virginia.

General and administrative expenses.  General and administrative expenses (before equity-based compensation) increased from $3.3 million for the three months ended June 30, 2014 to $4.5 million for the three months ended June 30, 2015, an increase of $1.2 million. The increase was primarily a result of increased staffing levels and related salary and benefits expenses and increased legal and other general corporate expenses to support our growth, as well as additional expenditures attributable to our operation as a publicly traded partnership.

Equity-based compensation expense. Equity-based compensation expense increased from $2.5 million for the three months ended June 30, 2014 to $5.4 million for the three months ended June 30, 2015, an increase of $2.9 million. The increase was primarily a result of equity-based compensation expense allocated to us by Antero related to (i) awards made under the Antero Resources Corporation Long‑Term Incentive Plan after June 30, 2014 and (ii) awards made to Antero employees and officers, and to non-employee directors of our general partner under the Antero Midstream Partners LP Long-Term Incentive Plan after June 30, 2014. Equity-based compensation expense allocated to us from Antero has no effect on our cash flows.

Depreciation expense.  Total depreciation expense increased from $8.7 million for the three months ended June 30, 2014 to $15.1 million for the three months ended June 30, 2015, an increase of $6.4 million. The increase was primarily due to gathering and compression assets placed in service after June 30, 2014.

Interest expense.  Interest expense decreased from $1.0 million for the three months ended June 30, 2014 to $0.8 million for the three months ended June 30, 2015, a decrease of $0.2 million. The decrease is primarily due to interest and commitment fees incurred during the three months ended June 30, 2014 under the predecessor credit facility that was repaid in connection with the completion of the IPO, partially offset by commitment fees and amortization of deferred financing fees incurred during the three months ended June 30, 2015 in relation to our revolving credit facility.

Adjusted EBITDA.  Adjusted EBITDA increased from $11.4 million for the three months ended June 30, 2014 to $40.8 million for the three months ended June 30, 2015, an increase of $29.4 million. The increase was primarily due to an increase in gathering and compression throughput volumes during the three months ended June 30, 2015, net of the related increases in operating and general and administrative expenses. For a discussion of the non-GAAP financial measure Adjusted EBITDA, including a reconciliation of Adjusted EBITDA to its most directly comparable financial measures calculated and presented in accordance with GAAP, please see “—Non-GAAP Financial Measure” below.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2015

The following table sets forth selected operating data for the six months ended June 30, 2014 compared to the six months ended June 30, 2015:

	Six months ended
	June 30,		Amount of	Percentage
(in thousands, except average realized fees)	2014	2015	Increase	Change
Revenue:
Gathering and compression—affiliate	$28,696	$108,836	$80,140	279%
Operating expenses:
Direct operating	3,137	22,981	19,844	633%
General and administrative (before equity-based compensation)	5,753	9,407	3,654	64%
Equity-based compensation	3,803	10,011	6,208	163%
Depreciation	14,764	29,673	14,909	101%
Total operating expenses	27,457	72,072	44,615	162%
Operating income	1,239	36,764	35,525	* %
Interest expense	1,200	1,666	466	39%
Net income	$39	$35,098	$35,059	* %
Adjusted EBITDA (1)	$19,806	$76,448	$56,642	286%
Operating Data:
Gathering—low pressure (MMcf)	64,935	171,971	107,036	165%
Gathering—high pressure (MMcf)	35,524	211,034	175,510	495%
Compression (MMcf)	6,994	73,520	66,526	951%
Condensate gathering (MBbl)	266	489	223	84%
Gathering—low pressure (MMcf/d)	359	950	591	165%
Gathering—high pressure (MMcf/d)	196	1,166	970	495%
Compression (MMcf/d)	39	406	367	941%
Condensate gathering (MBbl/d)	1	3	2	* %
Average realized fees:
Average gathering—low pressure fee ($/Mcf)	$0.31	$0.31	$0.00	2%
Average gathering—high pressure fee ($/Mcf)	$0.18	$0.19	$0.01	2%
Average compression fee ($/Mcf)	$0.18	$0.19	$0.01	2%
Average gathering—condensate fee ($/Bbl)	$4.08	$4.16	$0.08	2%

*Not meaningful or applicable.

(1)   For a discussion of the non‑GAAP financial measure Adjusted EBITDA, including a reconciliation of Adjusted EBITDA to its most directly comparable financial measure calculated and presented in accordance with GAAP, please see “—Non‑GAAP Financial Measure” below.

Gathering and compression revenue—affiliate.  Revenues from gathering of natural gas and condensate and compression of natural gas increased from $28.7 million for the six months ended June 30, 2014 to $108.8 million for the six months ended June 30, 2015, an increase of $80.1 million. Specifically:

•

low pressure gathering revenue increased $33.8 million period over period due to an increase in throughput volumes of 107 Bcf, or 591 MMcf/d, primarily due to the connection of new wells to the system subsequent to June 30, 2014, and an increase in the average realized fees of less than $0.01/Mcf resulting from a consumer price index‑based rate adjustment;
•

high pressure gathering revenue increased $32.9 million due to an increase in throughput volumes of 176 Bcf, or 970 Bcf/d, primarily due to the addition of ten high pressure lines added after June 30, 2014, and an increase in the average realized fees of $0.01/Mcf resulting from a consumer price index‑based rate adjustment;

•

compressor revenue increased $12.5 million due to an increase in throughput volumes of 67 Bcf, or 367 MMcf/d, primarily due to the addition of six new compressor stations that were placed in service after June 30, 2014, and an increase in the average realized fees of $0.01/Mcf resulting from a consumer price index‑based rate adjustment; and

•	condensate gathering revenue increased $0.9 million, as we placed our condensate gathering system in service in April 2014.

Direct operating expenses.  Total direct operating expenses increased from $3.1 million for the six months ended June 30, 2014 to $23.0 million for the six months ended June 30, 2015, an increase of $19.9 million. The increase was primarily due to an increase in the number of gathering pipelines and compressor stations, as well as an increase in ad valorem tax expense as a result of more gathering and compression assets in West Virginia.

General and administrative expenses.  General and administrative expenses (before equity-based compensation) increased from $5.8 million for the six months ended June 30, 2014 to $9.4 million for the six months ended June 30, 2015, an increase of $3.6 million. The increase was primarily a result of increased staffing levels and related salary and benefits expenses and increased legal and other general corporate expenses to support our growth, as well as additional expenditures attributable to our operation as a publicly traded partnership.

Equity-based compensation expense. Equity-based compensation expense increased from $3.8 million for the six months ended June 30, 2014 to $10.0 million for the six months ended June 30, 2015, an increase of $6.2 million. The increase was primarily a result of equity-based compensation expense allocated to us by Antero related to (i) awards made under the Antero Resources Corporation Long‑Term Incentive Plan after June 30, 2014 and (ii) awards made to Antero employees and officers, and to non-employee directors of our general partner under the Antero Midstream Partners LP Long-Term Incentive Plan after June 30, 2014. Equity-based compensation expense allocated to us from Antero has no effect on our cash flows.

Depreciation expense.  Total depreciation expense increased from $14.8 million for the six months ended June 30, 2014 to $29.7 million for the six months ended June 30, 2015, an increase of $14.9 million. The increase was primarily due to gathering and compression assets placed in service after June 30, 2014.

Interest expense.  Interest expense increased from $1.2 million for the six months ended June 30, 2014 to $1.7 million for the six months ended June 30, 2015, an increase of $0.5 million. The increase is primarily due to commitment fees and amortization of deferred financing fees incurred during the six months ended June 30, 2015 in relation to our revolving credit facility, offset by interest and commitment fees incurred during the six months ended June 30, 2014 under the predecessor credit facility that was repaid in connection with the completion of the IPO.

Adjusted EBITDA.  Adjusted EBITDA increased from $19.8 million for the six months ended June 30, 2014 to $76.4 million for the six months ended June 30, 2015, an increase of $56.6 million. The increase was primarily due to an increase in gathering and compression throughput volumes during the six months ended June 30, 2015, net of the related increases in operating and general and administrative expenses. For a discussion of the non-GAAP financial measure Adjusted EBITDA, including a reconciliation of

Adjusted EBITDA to its most directly comparable financial measures calculated and presented in accordance with GAAP, please see “—Non-GAAP Financial Measure” below.

Capital Resources and Liquidity

Sources and Uses of Cash

Our primary use of cash has been for the development and construction of our gathering and compression infrastructure. Prior to the IPO, our sources of liquidity included cash generated from operations and funding from Antero.

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

The board of directors of our general partner has adopted a cash distribution policy pursuant to which we intend to distribute at least the minimum quarterly distribution of $0.17 per unit ($0.68 per unit on an annualized basis) on all of our units to the extent we have sufficient cash after the establishment of cash reserves and the payment of our expenses, including payments to our general partner and its affiliates. On July 15, 2015, we announced that the board of directors of our general partner declared a cash distribution of $0.19 per unit for the quarter ended June 30, 2015. The distribution is payable on August 27, 2015 to unit holders of record on August 13, 2015.

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

			Amount of
	Six months ended June 30,		Increase
(in thousands)	2014	2015	(Decrease)
Operating activities	$17,040	$84,278	$67,238
Investing activities	(303,200)	(159,924)	(143,276)
Financing activities	286,160	(41,679)	327,839
Net decrease in cash and cash equivalents	$—	$(117,325)

Cash Flow Provided by Operating Activities

Net cash provided by operating activities was $84.3 million for the six months ended June 30, 2015 and net cash provided by operating activities was $17.0 million for the six months ended June 30, 2014. The increase in cash flow from operations for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 was primarily the result of increased throughput volumes and revenues, which includes the addition of new gathering and compression systems placed in service after June 30, 2014.

Cash Flow Used in Investing Activities

Our Predecessor’s historical capital expenditures were funded by Antero.

During the six months ended June 30, 2015, we used cash flows in investing activities totaling $159.9 million for expenditures and deposits for gathering systems and compressor stations. During the six months ended June 30, 2014, we used cash flows in investing activities totaling $303.2 million for expenditures and deposits for gathering systems and compressor stations.

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

Cash Flow Provided by (Used in) Financing Activities

Net cash used in financing activities for the six months ended June 30, 2015 of $41.7 million is the result of $41.7 million in cash distributions to our unitholders.

Net cash provided by financing activities for the six months ended June 30, 2014 of $286.2 million was the result of $59.7 million in net parent contributions from Antero and $228.9 million in borrowings under the predecessor credit facility, offset by $0.5 million for payments on capital leases and $1.9 million for payments of IPO-related costs.

Debt Agreements and Contractual Obligations

Revolving Credit Facility

On November 10, 2014, we entered into a revolving credit facility with a syndicate of bank lenders. The revolving credit facility provides for lender commitments of $1.0 billion and a letter of credit sublimit of $150 million.  At June 30, 2015, we had no borrowings and no letters of credit outstanding under the revolving credit facility. The revolving credit facility will mature on November 10, 2019.

We have a choice of borrowing in Eurodollars or at the base rate. Eurodollar loans bear interest at a rate per annum equal to the LIBOR Rate administered by the ICE Benchmark Administration for one, two, three, six or twelve months plus an applicable margin ranging from 150 to 225 basis points, depending on the leverage ratio then in effect. Base rate loans bear interest at a rate per annum equal to the greatest of (i) the agent bank’s reference rate, (ii) the federal funds effective rate plus 50 basis points and (iii) the rate for one month Eurodollar loans plus 100 basis points, plus an applicable margin ranging from 50 to 125 basis points, depending on the leverage ratio then in effect.

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

Borrowings under the revolving credit facility also require us to maintain the following financial ratios:

•

an interest coverage ratio, which is the ratio of our consolidated EBITDA to our consolidated current interest charges of at least 2.5 to 1.0 at the end of each fiscal quarter; provided that upon obtaining an investment grade rating, we may elect not to be subject to such ratio;

•

a consolidated total leverage ratio, which is the ratio of consolidated debt to consolidated EBITDA, of not more than 5.0 to 1.0; provided that after electing to issue unsecured high yield notes, the consolidated total leverage ratio will not be more than 5.25 to 1.0, or, following our election for two fiscal quarters after a material acquisition, 5.50 to 1.0; and

•

if we elect to issue unsecured high yield notes, a consolidated senior secured leverage ratio, which is the ratio of consolidated senior secured debt to consolidated EBITDA, of not more than 3.75 to 1.0.

Contractual Obligations

There have been no material changes to contractual obligations during the three months ended June 30, 2015. At June 30, 2015, we had no borrowings and no letters of credit outstanding under the revolving credit facility. Under the terms of our revolving credit facility, we are required to pay a commitment fee at rates ranging from 0.250% to 0.375% on any unused portion of the credit facility.

Non-GAAP Financial Measures

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

Adjusted EBITDA and Distributable Cash Flow are non‑GAAP financial measures. The GAAP measures most directly comparable to Adjusted EBITDA and Distributable Cash Flow are net income and net cash provided by operating activities. The non‑GAAP financial measures of Adjusted EBITDA and Distributable Cash Flow should not be considered as an alternative to the GAAP measure of net income. Adjusted EBITDA and Distributable Cash Flow are not presentations made in accordance with GAAP and have important limitations as an analytical tool because they includes some, but not all, items that affect net income. You should not consider Adjusted EBITDA and Distributable Cash Flow in isolation or as a substitute for analyses of results as reported under GAAP. Our definition of Adjusted EBITDA and Distributable Cash Flow may not be comparable to similarly titled measures of other partnerships.

The following table represents a reconciliation of our Adjusted EBITDA and Distributable Cash Flow to the most directly comparable GAAP financial measures for the periods presented:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2014	2015	2014	2015
Reconciliation of Net Income to Adjusted EBITDA and Distributable Cash Flow:
Net income (loss)	$(735)	$19,450	$39	$35,098
Add:
Interest expense	1,026	843	1,200	1,666
Depreciation expense	8,656	15,091	14,764	29,673
Equity-based compensation expense	2,490	5,388	3,803	10,011
Adjusted EBITDA	$11,437	$40,772	$19,806	$76,448
Less:
Cash interest paid		(598)		(1,177)
Maintenance capital expenditures (1)		(3,379)		(5,787)
Distributable cash flow		$36,795		$69,484

Reconciliation of Adjusted EBITDA to Cash Provided by Operating Activities:
Adjusted EBITDA	$11,437	$40,772	$19,806	$76,448
Less:
Interest expense	(1,026)	(843)	(1,200)	(1,666)
Changes in operating assets and liabilities	24	4,369	(1,566)	9,007
Plus:
Amortization of deferred financing costs	—	245	—	489
Net cash provided by operating activities	$10,435	$44,543	$17,040	$84,278

(1)

Maintenance capital expenditures represent that portion of our estimated capital expenditures associated with the connection of new wells to our gathering and compression systems that we believe will be necessary to offset the natural production declines Antero will experience on all of its wells over time.

Critical Accounting Policies and Estimates

The following discussion relates to the critical accounting policies and estimates for both the Partnership and our Predecessor. The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of our condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Certain accounting policies involve judgments and uncertainties to such an extent that there is reasonable likelihood that materially different amounts could have been reported under different conditions, or if different assumptions had been used. We evaluate our estimates and assumptions on a regular basis. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and assumptions used in preparation of our financial statements. We provide expanded discussion of our more significant accounting policies, estimates and judgments in 2014 Form 10-K. We believe these accounting policies reflect our more significant estimates and assumptions used in preparation of our financial statements. Also, see note 2 of the notes to our audited consolidated financial statements, included in our 2014 Form 10-K, for a discussion of additional accounting policies and estimates made by management.

New Accounting Pronouncements

On May 28, 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014‑09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Partnership on January 1, 2018. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU 2014‑09 will have on our financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

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

In April 2015, the FASB issued ASU 2015-06, Effects on Historical Earnings per Unit of Master Limited Partnership Dropdown Transactions, which requires a master limited partnership (MLP) to allocate earnings (losses) of a transferred business entirely to the general partner when computing earnings per unit (EPU) for periods before the dropdown transaction occurred. The EPU for limited partners that was previously reported would not change as a result of the dropdown transaction. The ASU also requires an MLP to disclose the effects of the dropdown transaction on EPU for the periods before and after the dropdown transaction occurred. The new standard is effective for the Partnership on January 1, 2016.  The ASU requires retrospective application and early adoption is permitted. The Partnership is evaluating the effect that ASU 2015-06 will have on its consolidated financial statements and related disclosures.

Off-Balance Sheet Arrangements

As of June 30, 2015, we did not have any material off‑balance sheet arrangements.

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

Interest Rate Risk

Our primary exposure to interest rate risk results from outstanding borrowings under our revolving credit facility, which has a floating interest rate. We do not currently, but may in the future, hedge the interest on portions of our borrowings under our revolving credit facility from time‑to‑time in order to manage risks associated with floating interest rates. At June 30, 2015, we had no borrowings and no letters of credit outstanding under the revolving credit facility.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report on Form 10-Q.  Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.  Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2015 at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the six months ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

We are subject to certain risks and hazards due to the nature of the business activities we conduct. For a discussion of these risks, see “Item 1A. Risk Factors” in our 2014 Form 10-K. The risks described in our 2014 Form 10-K could materially and adversely affect our business, financial condition, cash flows, and results of operations. The following risk factor updates the risks described in our 2014 Form 10-K.  Except as set forth below, there have been no material changes to the risks described in our 2014 Form 10-K. We may experience additional risks and uncertainties not currently known to us; or, as a result of developments occurring in the future, conditions that we currently deem to be immaterial may also materially and adversely affect our business, financial condition, cash flows and results of operations.

The tax treatment of publicly traded partnerships or an investment in our units could be subject to potential legislative, judicial or administrative changes or differing interpretations, possibly applied on a retroactive basis.

The present U.S. federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units may be modified by administrative, legislative or judicial changes or differing interpretations at any time. For example, the Fiscal Year 2016 Budget proposed by the President recommends that certain publicly traded partnerships earning income from activities related to fossil fuels be taxed as corporations beginning in 2021. From time to time, members of Congress propose and consider such substantive changes to the existing U.S. federal income tax laws that affect publicly traded partnerships. If successful, the Obama administration’s proposal or other similar proposals could eliminate the qualifying income exception to the treatment of all publicly-traded partnerships as corporations upon which we rely for our treatment as a partnership for U.S. federal income tax purposes.

In addition, the IRS, on May 5, 2015, issued proposed regulations concerning which activities give rise to qualifying income within the meaning of Section 7704 of the Internal Revenue Code. We do not believe the proposed regulations affect our ability to qualify as a publicly traded partnership. However, finalized regulations could modify the amount of our gross income that we are able to treat as qualifying income for the purposes of the qualifying income requirement.

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

We understand that SAMIH’s affiliates intend to disclose in their next annual or quarterly SEC report that “Santander UK holds frozen savings and current accounts for two customers resident in the U.K. who are currently designated by the U.S. for terrorism.  The accounts held by each customer were blocked after the customer’s designation and have remained blocked and dormant throughout the first half of 2015.  No revenue has been generated by Santander UK on these accounts.”

“An Iranian national, resident in the U.K., who is currently designated by the U.S. under the Iranian Financial Sanctions Regulations and the Weapons of Mass Destruction Proliferators Sanctions Regulations (“NPWMD sanctions program”), holds a mortgage with Santander UK that was issued prior to any such designation. No further drawdown has been made (or would be allowed) under this mortgage although Santander UK continues to receive repayment installments.  In the first half of 2015, total revenue in connection with the mortgage was approximately £1,780 while net profits were negligible relative to the overall profits of Santander UK. Santander UK does not intend to enter into any new relationships with this customer, and any disbursements will only be made in accordance with applicable sanctions. The same Iranian national also holds two investment accounts with Santander Asset Management UK Limited. The accounts have remained frozen during the first half of 2015.  The investment returns are being automatically reinvested, and no disbursements have been made to the customer. Total revenue for the Group in connection with the investment accounts was approximately £120 while net profits in the first quarter of 2015 were negligible relative to the overall profits of Banco Santander, S.A”

Item 6. Exhibits.

The exhibits required to be filed pursuant to the requirements of Item 601 of Regulation S-K are set forth in the Exhibit Index accompanying this Form 10-Q and are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANTERO MIDSTREAM PARTNERS LP

By:	ANTERO RESOURCES MIDSTREAM MANAGEMENT LLC, its general partner

By:	/s/ Glen C. Warren, Jr.
Glen C. Warren, Jr.
President, Chief Financial Officer and Secretary

Date:	July 29, 2015

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

The following financial information from this Form 10-Q of ANTERO MIDSTREAM PARTNERS, LP for the quarter ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Partners’ Capital, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

The exhibits marked with the asterisk symbol (*) are filed or furnished with this Quarterly Report on Form 10-Q.