Form 10-Q
period 2015-09-30
Antero Midstream Partners LP
filed 2015-10-28
CIK 1598968

T’s

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of October 22, 2015, there were 99,851,432  common units and 75,940,957 subordinated units outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Some of the information in this report may contain forward-looking statements. Forward-looking statements give our current expectations, contain projections of results of operations or of financial condition, or forecasts of future events. Words such as “may,” “assume,” “forecast,” “position,” “predict,” “strategy,” “expect,” “intend,” “plan,” “estimate,” “anticipate,” “believe,” “project,” “budget,” “potential,” or “continue,” and similar expressions are used to identify forward-looking statements. They can be affected by assumptions used or by known or unknown risks or uncertainties. Consequently, no forward-looking statements can be guaranteed. When considering these forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this report. Actual results may vary materially. You are cautioned not to place undue reliance on any forward-looking statements. You should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties. Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements include:

•	Antero Resources Corporation’s drilling and development plan;
•	our ability to execute our business strategy;
•	natural gas, natural gas liquids (“NGLs”) and oil prices;
•	competition and government regulations;
•	actions taken by third-party producers, operators, processors and transporters;
•	pending legal or environmental matters;
•	costs of conducting our gathering and compression operations;
•	general economic conditions;
•	credit markets;
•	operating hazards, natural disasters, weather-related delays, casualty losses and other matters beyond our control;
•	uncertainty regarding our future operating results; and
•	plans, objectives, expectations and intentions in this Form 10-Q that are not historical.

We caution you that these forward-looking statements are subject to all of the risks and uncertainties, most of which are difficult to predict and many of which are beyond our control, incident to the gathering and compression and water handling business. These risks include, but are not limited to, commodity price volatility, inflation, environmental risks, drilling and completion and other operating risks, regulatory changes, the uncertainty inherent in projecting future rates of production, cash flow and access to capital, the timing of development expenditures, and the other risks described under “Risk Factors” in this report, in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on February 25, 2015 (the “2014 Form 10-K) and in our quarterly reports on Form 10-Q for the quarterly period ended June 30, 2015, filed with the Securities and Exchange Commission on July 29, 2015 (the “Second 2015 Quarterly Report”).

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

EXPLANATORY NOTE

On September 17, 2015, the Partnership and Antero Treatment LLC (“Antero Treatment”) entered into a Contribution, Conveyance and Assumption Agreement with Antero (the “Contribution Agreement”). Pursuant to the terms of the Contribution Agreement, Antero agreed to contribute (the “Water Acquisition”) (i) all of the outstanding limited liability company interests of Antero Water LLC to the Partnership and (ii) all of the assets, contracts, rights, permits and properties owned or leased by Antero and used primarily in connection with the construction, ownership, operation, use or maintenance of Antero’s advanced wastewater treatment complex to be constructed in Doddridge County, West Virginia, to Antero Treatment (collectively, (i) and (ii) are referred to herein as the “Contributed Assets”).  See Note 1—Business and Organization.

The information in this report includes periods prior to the Water Acquisition. Consequently, the Partnership’s condensed combined consolidated financial statements have been retrospectively recast for all periods presented to include the historical results of Antero Water because the transaction was between entities under common control. Antero Water’s operations through September 23, 2015 consist entirely of water distribution.

PART I—FINANCIAL INFORMATION

Item 1.Financial Statements

ANTERO MIDSTREAM PARTNERS LP

Condensed Combined Consolidated Balance Sheets

December 31, 2014, and September 30, 2015

(Unaudited)

(In thousands, except unit counts)

	December 31,	September 30,
	2014	2015
Assets
Current assets:
Cash and cash equivalents	$230,192	$17,510
Accounts receivable–affiliate	31,563	42,188
Accounts receivable–third party	5,574	664
Prepaid expenses	518	62
Total current assets	267,847	60,424
Property and equipment:
Gathering and compressions systems	1,180,707	1,431,850
Water handling systems	421,012	517,518
Less accumulated depreciation	(70,124)	(134,469)
Property and equipment, net	1,531,595	1,814,899
Other assets, net	17,168	7,468
Total assets	$1,816,610	$1,882,791

Liabilities and Partners' Capital
Current liabilities:
Accounts payable	$13,021	$22,668
Accounts payable–affiliate	1,380	3,560
Accrued capital expenditures	49,974	62,679
Accrued ad valorem tax	5,862	5,924
Accrued liabilities	9,254	7,919
Other current liabilities	357	131
Total current liabilities	79,848	102,881
Long-term liabilities
Long-term debt	115,000	525,000
Contingent acquisition consideration	—	174,716
Other	859	514
Total liabilities	195,707	803,111
Contingencies (Note 10)
Partners' capital:
Common units - public (58,922,054 units issued and outstanding)	1,090,037	1,334,265
Common units - Antero (40,929,378 units issued and outstanding)	71,665	45,721
Subordinated units (75,940,957 units issued and outstanding)	180,757	(300,601)
General partner	—	295
Total partners' capital	1,342,459	1,079,680
Parent net investment	278,444	—
Total capital	1,620,903	1,079,680
Total liabilities and partners' capital	$1,816,610	$1,882,791

See accompanying notes to condensed combined consolidated financial statements.

ANTERO MIDSTREAM PARTNERS LP

Condensed Combined Consolidated Statements of Operations and Comprehensive Income

Three Months Ended September 30, 2014, and 2015

(Unaudited)

(In thousands, except unit counts and per unit amounts)

	2014	2015

Revenue:
Gathering and compression–affiliate	$26,282	$59,220
Water handling–affiliate	42,631	21,819
Gathering and compression–third party	—	38
Water handling–third party	2,671	627
Total revenue	71,584	81,704
Operating expenses:
Direct operating	12,579	1,609
General and administrative (including $2,111 and $5,284 of equity-based compensation in 2014 and 2015, respectively)	7,643	13,842
Depreciation	14,617	21,561
Total operating expenses	34,839	37,012
Operating income	36,745	44,692
Interest expense	2,455	2,044
Net income and comprehensive income	$34,290	$42,648

Less Pre-Water Acquisition net income attributed to parent		(7,841)
Less general partner's interest in net income		(295)
Limited partners' interest in net income		$34,512
Net income per limited partner unit:
Basic:
Common units		$0.23
Subordinated units		$0.22
Diluted:
Common units		$0.23
Subordinated units		$0.22
Weighted average number of limited partner units outstanding:
Basic:
Common units		78,018,037
Subordinated units		75,940,957
Diluted:
Common units		78,034,156
Subordinated units		75,940,957

See accompanying notes to condensed combined consolidated financial statements.

ANTERO MIDSTREAM PARTNERS LP

Condensed Combined Consolidated Statements of Operations and Comprehensive Income

Nine Months Ended September 30, 2014, and 2015

(Unaudited)

(In thousands, except unit counts and per unit amounts)

	2014	2015

Revenue:
Gathering and compression–affiliate	$54,978	$168,056
Water handling–affiliate	107,907	86,759
Gathering and compression–third party	—	38
Water handling–third party	2,671	778
Total revenue	165,556	255,631
Operating expenses:
Direct operating	32,532	38,830
General and administrative (including $7,392 and $17,663 of equity-based compensation in 2014 and 2015, respectively)	21,187	37,923
Depreciation	35,739	63,515
Total operating expenses	89,458	140,268
Operating income	76,098	115,363
Interest expense	4,121	5,266
Net income and comprehensive income	$71,977	$110,097

Less Pre-Water Acquisition net income attributed to parent		(40,193)
Less general partner's interest in net income		(295)
Limited partners' interest in net income		$69,609
Net income per limited partner unit:
Basic:
Common units		$0.46
Subordinated units		$0.45
Diluted:
Common units		$0.46
Subordinated units		$0.45
Weighted average number of limited partner units outstanding:
Basic:
Common units		76,640,925
Subordinated units		75,940,957
Diluted:
Common units		76,657,439
Subordinated units		75,940,957

See accompanying notes to condensed combined consolidated financial statements.

ANTERO MIDSTREAM PARTNERS LP

Condensed Combined Consolidated Statements of Partners’ Capital

Nine Months Ended September 30, 2015

(Unaudited)

(In thousands)

	Partnership
	Common Unitholders Public	Common Unitholder Antero	Subordinated Unitholder	General Partner	Parent Net Investment	Total
Balance at December 31, 2014	$1,090,037	$71,665	$180,757	$—	$278,444	$1,620,903
Net income and comprehensive income	21,227	13,883	34,499	295	40,193	110,097
Distributions to unitholders	(21,358)	(13,902)	(35,259)	—	—	(70,519)
Deemed distribution from parent, net	—	—	—	—	(43,723)	(43,723)
Net proceeds from private placement of common units	240,972	—	—	—	—	240,972
Purchase price in excess of net assets from Antero	—	(261,186)	(486,156)	—	—	(747,342)
Issuance of common units to Antero	—	229,988	—	—	—	229,988
Carrying value of net assets acquired from Antero in Water Acquisition	—	—	—	—	(278,359)	(278,359)
Equity-based compensation	3,387	5,273	5,558	—	3,445	17,663
Balance at September 30, 2015	$1,334,265	$45,721	$(300,601)	$295	$—	$1,079,680

See accompanying notes to condensed combined consolidated financial statements.

ANTERO MIDSTREAM PARTNERS LP

Condensed Combined Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2014, and 2015

(Unaudited)

(In thousands)

	2014	2015
Cash flows provided by operating activities:
Net income	$71,977	$110,097
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation	35,739	63,515
Equity-based compensation	7,392	17,663
Amortization of deferred financing costs	—	774
Changes in assets and liabilities:
Accounts receivable–affiliate	(20,715)	1,963
Accounts receivable–third party	(860)	4,910
Prepaid expenses	(16)	457
Accounts payable	1,750	673
Accounts payable–affiliate	—	781
Accrued ad valorem tax	3,376	62
Accrued liabilities	3,853	(1,336)
Net cash provided by operating activities	102,496	199,559
Cash flows used in investing activities:
Additions to gathering and compression systems	(428,036)	(282,826)
Additions to water handling systems	(159,097)	(53,086)
Acquired water handling assets	—	(28,560)
Change in working capital of affiliate related to property and equipment	—	40,277
Change in other assets	(6,761)	10,883
Net cash used in investing activities	(593,894)	(313,312)
Cash flows provided by (used in) financing activities:
Deemed distribution from parent, net	(5,491)	(43,723)
Water Acquisition	—	(633,457)
Distributions to unitholders	—	(70,519)
Proceeds from issuance of common units to public, net	—	240,972
Borrowings on credit facilities, net	500,000	410,000
Payments of deferred financing costs	—	(1,956)
Other	(330)	(246)
Payments of IPO related costs	(2,781)	—
Net cash provided by (used in) financing activities	491,398	(98,929)
Net decrease in cash and cash equivalents	—	(212,682)
Cash and cash equivalents, beginning of period	—	230,192
Cash and cash equivalents, end of period	$—	$17,510
Supplemental disclosure of cash flow information:
Cash paid during the period for interest and commitment fees	$3,586	$4,725
Supplemental disclosure of noncash investing activities:
Increase in accrued capital expenditures and accounts payable for property and equipment	$76,384	$21,962

See accompanying notes to condensed combined consolidated financial statements.

ANTERO MIDSTREAM PARTNERS LP

Notes to Condensed Combined Consolidated Financial Statements

December 31, 2014 and September 30, 2015

(1)Business and Organization

Antero Midstream Partners LP (the “Partnership”) is a growth-oriented limited partnership formed by Antero Resources Corporation (“Antero”) to own, operate and develop midstream assets to service Antero’s natural gas, natural gas liquids (“NGLs”) and oil production.  On November 10, 2014, the Partnership completed its initial public offering (the “IPO”) of 46,000,000 common units representing limited partnership interests at a price of $25.00 per common unit.  The Partnership was originally formed as Antero Resources Midstream LLC and converted to a limited partnership in connection with the completion of the IPO.  At the closing of the IPO, Antero contributed substantially all of its high and low pressure gathering and compression assets to Antero Midstream LLC (“Midstream Operating”), and the equity interests of Midstream Operating were contributed to the Partnership. Our condensed combined consolidated financial statements as of September 30, 2015, include the accounts of the Partnership, Midstream Operating, Antero Water LLC Predecessor (“Antero Water”), and Antero Treatment LLC Predecessor (“Antero Treatment”), all of which are entities under common control.

On September 17, 2015, the Partnership and Antero Treatment entered into the Contribution Agreement. Pursuant to the terms of the Contribution Agreement, Antero agreed to contribute (i) all of the outstanding limited liability company interests of Antero Water to the Partnership and (ii) all of the assets, contracts, rights, permits and properties owned or leased by Antero and used primarily in connection with the construction, ownership, operation, use or maintenance of Antero’s advanced wastewater treatment complex to be constructed in Doddridge County, West Virginia, to Antero Treatment.  In consideration for the contribution of the Contributed Assets, the Partnership (i) paid Antero a cash distribution equal to $552.5 million, less $171 million of assumed debt, (ii) issued 10,988,421 common units representing limited partner interests in the Partnership to Antero and distributed proceeds of approximately $241 million from the Partnership’s private placement of common units to a group of institutional investors and (iii) has agreed to pay Antero (a) $125 million in cash if the Partnership delivers 176,295,000 barrels or more of fresh water during the period between January 1, 2017 and December 31, 2019 and (b) an additional $125 million in cash if the Partnership delivers 219,200,000 barrels or more of fresh water during the period between January 1, 2018 and December 31, 2020.

Also on September 23, 2015, the Partnership completed the previously announced sale of 12,898,000 common units at $18.84 per common unit for net proceeds of approximately $240.2 million (the “Private Placement”). The Partnership used a portion of the net proceeds of the Private Placement to repay indebtedness assumed from Antero and to partially fund the Water Acquisition.

Our gathering and compression assets consist of 8-, 12-, 16-, and 20-inch high and low pressure gathering pipelines and compressor stations that collect natural gas, NGLs and oil from Antero’s wells in the Marcellus Shale in West Virginia and the Utica Shale in Ohio. Our assets also include two independent fresh water distribution systems that deliver water used by Antero for hydraulic fracturing activities in Antero’s operating areas. The fresh water distribution systems consist of permanent buried pipelines, surface pipelines and fresh water storage facilitates, as well as pumping stations and impoundments to transport the fresh water throughout the pipeline system.

We have a right to participate for up to a 15% non-operating equity interest in an unnamed 50-mile regional gathering pipeline extension (the “Regional Gathering System”) that will expire six months following the date on which the Regional Gathering System is placed into service. In addition, we have entered into a right-of-first-offer agreement with Antero to allow for us to provide Antero with gas processing or NGLs fractionation, transportation or marketing services in the future.

ANTERO MIDSTREAM PARTNERS LP

Notes to Condensed Combined Consolidated Financial Statements

December 31, 2014 and September 30, 2015

(2)Summary of Significant Accounting Policies

(a) Basis of Presentation

These condensed combined consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) applicable to interim financial information, and should be read in the context of the December 31, 2014 consolidated financial statements and notes thereto for a more complete understanding of the Partnership’s operations, financial position, and accounting policies.  The December 31, 2014 consolidated financial statements were originally filed with the SEC in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2014 and were subsequently recast to include the historical results of Antero Water.  The recast December 31, 2014 combined consolidated financial statements were filed with the SEC as Exhibit 99.1 to the Partnership’s Current Report on Form 8-K filed October 9, 2015.

The accompanying unaudited condensed combined consolidated financial statements of the Partnership have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, and, accordingly, do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, these statements include all adjustments (consisting of normal and recurring accruals) considered necessary for a fair presentation of the Partnership’s financial position as of December 31, 2014 and September 30, 2015, the results of its operations for the three and nine months ended September 30, 2014 and 2015 and its cash flows for the nine months ended September 30, 2014 and 2015. The Partnership has no items of other comprehensive income or loss; therefore, its net income is identical to its comprehensive income. Operating results for the period ended September 30, 2015 are not necessarily indicative of the results that may be expected for the full year.

The accompanying condensed combined consolidated financial statements represent the assets, liabilities, and results of operations of Antero’s gathering and compression assets and water handling assets as the accounting predecessor (the “Predecessor”) to the Partnership, presented on a carve-out basis of Antero’s historical ownership of the Predecessor. The Predecessor financial statements have been prepared from the separate records maintained by Antero and may not necessarily be indicative of the actual results of operations that might have occurred if the Predecessor had been operated separately during the periods reported. References in these financial statements to “Predecessor,” “we,” “our,” “us” or like terms, when referring to periods prior to November 10, 2014, refer to Antero’s gathering, compression and water assets, our predecessor for accounting purposes.  References to “the Partnership,” “we,” “our,” “us” or like terms, when referring to periods between November 10, 2014 and September 23, 2015 refer to the Partnership’s gathering and compression assets and Antero’s water assets. References to “the Partnership,” “we,” “our,” “us” or like terms, when referring to periods since September 23, 2015 or when used in the present tense or prospectively, refer to the Partnership.

Certain costs of doing business which are incurred by Antero on our behalf have been reflected in the accompanying condensed combined consolidated financial statements. These costs include general and administrative expenses attributed to us by Antero in exchange for:

•	business services, such as payroll, accounts payable and facilities management;
•	corporate services, such as finance and accounting, legal, human resources, investor relations and public and regulatory policy; and
•	employee compensation, including equity‑based compensation.

Transactions between us and Antero have been identified in the condensed combined consolidated financial statements as transactions between affiliates (see Note 3).

ANTERO MIDSTREAM PARTNERS LP

Notes to Condensed Combined Consolidated Financial Statements

December 31, 2014 and September 30, 2015

As of the date these condensed combined consolidated financial statements were filed with the SEC, the Partnership completed its evaluation of potential subsequent events for disclosure and no items requiring disclosure were identified, except the declaration of a cash distribution to unitholders, as described in Note 6—Partnership Equity and Distributions.

(b)Revenue Recognition

We provide gathering and compression and water handling services under fee-based contracts primarily based on throughput. Under these arrangements, we receive fees for gathering oil and gas products and compression services. The revenue we earn from these arrangements is directly related to (1) in the case of natural gas gathering and compression, the volumes of metered natural gas that we gather, compress and deliver to natural gas compression sites or other transmission delivery points (2) in the case of oil and condensate gathering, the volumes of metered oil and condensate that we gather and deliver to other transmission delivery points or (3) in the case of water handling services, the quantities of fresh water delivered to our customers for use in their well completion operations. We recognize revenue when all of the following criteria are met: (1) persuasive evidence of an agreement exists, (2) services have been rendered, (3) prices are fixed or determinable and (4) collectability is reasonable assured.

(c) Use of Estimates

The preparation of the condensed combined consolidated financial statements and notes in conformity with GAAP requires that management formulate estimates and assumptions that affect revenues, expenses, assets, liabilities and the disclosure of contingent assets and liabilities. Items subject to estimates and assumptions include the useful lives of property and equipment and valuation of accrued liabilities, among others. Although management believes these estimates are reasonable, actual results could differ from these estimates.

In the third quarter, as a result of our review of recent rulings, our estimated ad valorem tax expense was decreased by $8.4 million related to prior periods due to a change in our estimated future tax liability.  This was accounted for as a change in an accounting estimate.

(d)Cash and Cash Equivalents

Prior to the IPO, the Predecessor’s gathering and compression operations were funded by Antero, and prior to September 23, 2015 Antero Water’s operations were funded by Antero. Net amounts funded by Antero are reflected as net contributions from parent on the accompanying Statements of Condensed Combined Consolidated Cash Flows.

We consider all liquid investments purchased with an initial maturity of three months or less to be cash equivalents. The carrying value of cash and cash equivalents approximates fair value due to the short-term nature of these instruments.

(e)Property and Equipment

Property and equipment primarily consists of gathering pipelines, compressor stations and fresh water distribution pipelines and facilities stated at historical cost less accumulated depreciation. We capitalize construction-related direct labor and material costs. Maintenance and repair costs are expensed as incurred.

Depreciation is computed using the straight-line method over the estimated useful lives and salvage values of assets. The depreciation of fixed assets recorded under capital lease agreements is included in depreciation expense. Uncertainties that may impact these estimates of useful lives include, among others, changes in laws and regulations relating to environmental matters, including air and water quality, restoration and abandonment requirements, economic conditions, and supply and demand for our services in the areas in which we operate. When assets are placed into service, management makes estimates with respect to

ANTERO MIDSTREAM PARTNERS LP

Notes to Condensed Combined Consolidated Financial Statements

December 31, 2014 and September 30, 2015

useful lives and salvage values that management believes are reasonable. However, subsequent events could cause a change in estimates, thereby impacting future depreciation amounts.

Our investment in property and equipment for the periods presented is as follows:

(in thousands)	Estimated useful lives	As of December 31, 2014	As of September 30, 2015
Land	n/a	$3,383	$3,430
Freshwater surface pipelines and equipment	5 years	20,931	32,165
Freshwater permanent buried pipelines and equipment	20 years	359,244	395,124
Gathering and compression systems	20 years	861,609	1,196,274
Construction-in-progress	n/a	356,552	322,375
Total property and equipment		1,601,719	1,949,368
Less accumulated depreciation		(70,124)	(134,469)
Property and equipment, net		$1,531,595	$1,814,899

(f)Impairment of Long‑Lived Assets

We evaluate our long‑lived assets for impairment when events or changes in circumstances indicate that the related carrying values of the assets may not be recoverable.  Generally, the basis for making such assessments is undiscounted future cash flow projections for the unit being assessed.  If the carrying values of the assets are deemed not recoverable, the carrying values are reduced to the estimated fair value, which is based on discounted future cash flows or other techniques, as appropriate.  No impairments for such assets have been recorded through September 30, 2015.

(g)Asset Retirement Obligations

Our gathering pipelines, compressor stations and freshwater distribution pipelines and facilities have an indeterminate life, if properly maintained. A liability for these asset retirement obligations will be recorded only if and when a future retirement obligation with a determinable life can be estimated. It has been determined by our operational management team that abandoning all other ancillary equipment, outside of the assets stated above, would require minimal costs. Because we are not able to make a reasonable estimate of when future dismantlement and removal dates of our pipelines, compressor stations and facilities, will occur, and because it has been determined that abandonment of all other ancillary assets would only require minimal costs, we have not recorded asset retirement obligations at December 31, 2014 or September 30, 2015.

(h)Litigation and Other Contingencies

An accrual is recorded for a loss contingency when its occurrence is probable and damages can be reasonably estimated based on the anticipated most likely outcome or the minimum amount within a range of possible outcomes. We regularly review contingencies to determine the adequacy of our accruals and related disclosures. The ultimate amount of losses, if any, may differ from these estimates.

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

ANTERO MIDSTREAM PARTNERS LP

Notes to Condensed Combined Consolidated Financial Statements

December 31, 2014 and September 30, 2015

 (i)Equity‑Based Compensation

Our condensed combined consolidated financial statements reflect various equity-based compensation awards granted by Antero, as well as compensation expense associated with our own plan. These awards include profits interests awards, restricted stock, stock options, restricted units, and phantom units. For purposes of these condensed combined consolidated financial statements, we recognized as expense in each period an amount allocated from Antero, with the offset included in partners’ capital. See Note 3—Transactions with Affiliates for additional information regarding Antero’s allocation of expenses to us.

In connection with the IPO, our general partner adopted the Antero Midstream Partners LP Long-Term Incentive Plan (“Midstream LTIP”), pursuant to which certain non-employee directors of our general partner and certain officers, employees and consultants of our general partner and its affiliates are eligible to receive awards representing equity interests in the Partnership. An aggregate of 10,000,000 common units may be delivered pursuant to awards under the Midstream LTIP, subject to customary adjustments. For accounting purposes, these units are treated as if they are distributed from us to Antero. Antero recognizes compensation expense for the units awarded to its employees and a portion of that expense is allocated to us. There is no cash paid to Antero for the amount allocated to us. See Note 5—Equity-Based Compensation.

(j)Income Taxes

Our condensed combined consolidated financial statements do not include a provision for income taxes as we are treated as a partnership for federal and state income tax purposes, with each partner being separately taxed on its share of taxable income.

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

The carrying values on our balance sheet of our cash and cash equivalents, accounts receivable—affiliate, accounts receivable—third party, prepaid expenses, other assets, accounts payable, accounts payable—affiliate, accrued liabilities, accrued capital expenditures, accrued ad valorem tax, other current liabilities, other liabilities and the revolving credit facility approximate fair values due to their short-term maturities.

As discussed in Note 8—Fair Value Measurement, the Partnership has agreed to pay Antero contingent consideration in connection with the Water Acquisition. See Note 8—Fair Value Measurement.

(l) Reclassifications

Certain reclassifications have been made to prior periods’ financial information related to direct operating expenses to conform that information to our current period presentation. These reclassifications did not have an impact on net income for the periods previously reported.

ANTERO MIDSTREAM PARTNERS LP

Notes to Condensed Combined Consolidated Financial Statements

December 31, 2014 and September 30, 2015

(3)Transactions with Affiliates

(a)Revenues

Gathering and compression revenues earned from Antero were $26.3 million and $59.2 million during the three months ended September 30, 2014 and 2015, respectively, and $55.0 million and $168.1 million during the nine months ended September 30, 2014 and 2015, respectively. Water handling revenues earned from Antero were $42.6 million and $21.8 million during the three months ended September 30, 2014 and 2015, respectively, and $107.9 million and $86.8 million during the nine months ended September 30, 2014 and 2015, respectively.

(b)Accounts receivable—affiliate and Accounts payable—affiliate

Accounts receivable—affiliate represents amounts due from Antero, primarily related to gathering and compression services, water handling services, net working capital receivable attributable to the Water Acquisition and other costs. Accounts payable—affiliate represents amounts due to Antero for general and administrative and other costs.

(c)Accounts Payable, Accrued Expenses, and Accrued Capital Expenditures

All accounts payable, accrued liabilities and accrued capital expenditures balances are due to transactions with unaffiliated parties. Prior to the IPO, all operating and capital expenditures, related to gathering and compression activities were funded through capital contributions from Antero and borrowings under its midstream credit facility. Prior to September 23, 2015, all operating and capital expenditures related to Antero Water were funded through capital contributions from Antero and borrowings under the water credit facility. See Note 4 — Long-term Debt. These balances were managed and paid under Antero’s cash management program. Following the IPO, we maintained our own bank accounts and sources of liquidity related to gathering and compression operations, and on September 23, 2015, we began to maintain our own bank accounts and sources of liquidity for water handling operations.

(d)Allocation of Costs

The employees supporting our operations are employees of Antero. Direct operating expense includes allocated costs of $0.5 million and $0.8 million during the three months ended September 30, 2014 and 2015, respectively, and $1.1 million and $2.2 million during the nine months ended September 30, 2014 and 2015, respectively, related to direct labor charges for Antero employees associated with the operation of our gathering lines and compressor stations. General and administrative expense includes allocated costs of $7.4 million and $11.6 million during the three months ended September 30, 2014 and 2015, respectively, and $20.9 million and $33.9 million during the nine months ended September 30, 2014 and 2015, respectively. These costs relate to: (i) various business services, including payroll processing, accounts payable processing and facilities management, (ii) various corporate services, including legal, accounting, treasury, information technology and human resources and (iii) compensation, including equity‑based compensation (see Note 5—Equity-Based Compensation for more information). These expenses are charged or allocated to us based on the nature of the expenses and are allocated based on a combination of our proportionate share of Antero’s gross property and equipment, capital expenditures and direct labor costs, as applicable.

(e)Water Acquisition

In the third quarter of 2015 we acquired Antero’s water handling business in exchange for a combination of cash and equity consideration. See Note 1—Business and Organization.

ANTERO MIDSTREAM PARTNERS LP

Notes to Condensed Combined Consolidated Financial Statements

December 31, 2014 and September 30, 2015

(4)Long-Term Debt

(a)Revolving Credit Facility

On November 10, 2014, in connection with the closing of the IPO, the Partnership entered into a revolving credit facility with a syndicate of bank lenders (the “revolving credit facility”). The revolving credit facility initially provided for lender commitments of $1.0 billion and a letter of credit sublimit of $150 million. The revolving credit facility will mature on November 10, 2019.

The revolving credit facility is ratably secured by mortgages on substantially all of our properties, including the properties of our restricted subsidiaries, and guarantees from our restricted subsidiaries. The revolving credit facility contains certain covenants including restrictions on indebtedness and distributions, and requirements with respect to leverage and interest coverage ratios. The Partnership was in compliance with all of the financial covenants under the revolving credit facility as of December 31, 2014 and September 30, 2015.

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

At December 31, 2014 and September 30, 2015, we had borrowings under the revolving credit facility of zero and $525 million, respectively, with a weighted average interest rate of 1.70% and no letters of credit outstanding at December 31, 2014 or September 30, 2015.

On September 23, 2015, aggregate lender commitments under the revolving credit facility increased to $1.5 billion in connection with the Water Acquisition.

(b)Midstream Credit Facility

Prior to the closing of the IPO on November 10, 2014, long-term debt represented amounts outstanding under a credit facility agreement between Midstream Operating, then a wholly owned subsidiary of Antero and now a wholly owned subsidiary of the Partnership, and the lenders under Antero’s credit facility (the “Antero credit facility”), that were incurred for the Water Acquisition and construction of the Predecessor’s gathering and compression assets (the “Midstream credit facility”). The facilities were ratably secured by mortgages on substantially all of Antero’s properties, by a security interest on substantially all of Midstream Operating’s personal property and by guarantees from Antero and its restricted subsidiaries. On November 10, 2014, in connection with the completion of the IPO, the outstanding balance of the Midstream credit facility was repaid out of the proceeds of the IPO, and this facility was assumed by Antero Water.

(c)Antero Water Credit Facility

On November 10, 2014, in connection with the closing of the IPO, Antero Water assumed the Midstream credit facility under amended terms (the “Water facility”), in order to provide for separate borrowings attributable to Antero’s water handling business. The Water facility was repaid in full and terminated on September 23, 2015, in connection with the Water Acquisition.

As of December 31, 2014, Antero Water had a total outstanding balance under the Water facility of $115 million, with a weighted average interest rate of 2.19%. Antero was in compliance with all of the financial covenants under the Water facility as of December 31, 2014.

ANTERO MIDSTREAM PARTNERS LP

Notes to Condensed Combined Consolidated Financial Statements

December 31, 2014 and September 30, 2015

(5)Equity-Based Compensation

Our general and administrative expenses include equity-based compensation costs allocated to us by Antero for grants made pursuant to: (i) the Antero Resources Corporation Long‑Term Incentive Plan (the “Antero LTIP”); (ii) profits interests awards valued in connection with the Antero reorganization pursuant to its initial public offering of common stock, which closed on October 16, 2013; and (iii) the Midstream LTIP.  Equity‑based compensation expense allocated to us was $2.1 million and $5.3 million for the three months ended September 30, 2014 and 2015, respectively, and $7.4 million and $17.7 million for the nine months ended September 30, 2014 and 2015, respectively. These expenses were allocated to us based on our proportionate share of Antero’s labor costs. Antero has unamortized expense totaling approximately $175 million as of September 30, 2015 related to its various equity-based compensation plans and the Midstream LTIP. A portion of this will be allocated to us as it is amortized over the remaining service period of the related awards.

Midstream LTIP

Our general partner manages our operations and activities and Antero employs the personnel who provide support to our operations. In connection with the IPO, our general partner adopted the Midstream LTIP, pursuant to which non‑employee directors of our general partner and certain officers, employees and consultants of our general partner and its affiliates are eligible to receive awards representing ownership interests in the Partnership. An aggregate of 10,000,000 common units may be delivered pursuant to awards under the Midstream LTIP, subject to customary adjustments.  A total of 7,658,363 common units are available for future grant under the Midstream LTIP as of September 30, 2015. Restricted units and phantom units granted under the Midstream LTIP vest subject to the satisfaction of service requirements, upon the completion of which common units in the Partnership are delivered to the holder of the restricted units or phantom units. Compensation related to each restricted unit and phantom unit award is recognized on a straight-line basis over the requisite service period of the entire award.  The grant date fair values of these awards are determined based on the closing price of the Partnership’s common units on the date of grant. These units are accounted for as if they are distributed by the Partnership to Antero. Antero recognizes compensation expense for the units awarded and a portion of that expense is allocated to the Partnership. Antero allocates equity-based compensation expense to the Partnership based on our proportionate share of Antero’s direct labor costs. The Partnership’s portion of the equity-based compensation expense is included in general and administrative expenses, and recorded as a credit to the applicable classes of partners’ capital.

A summary of restricted unit and phantom unit awards activity during the nine months ended September 30, 2015 is as follows:

		Weighted average	Aggregate
	Number of units	grant date fair value	intrinsic value (in thousands)
Total awarded and unvested, December 31, 2014	2,381,440	$29.00	$65,490
Granted	12,057	$24.88	$—
Vested	—	$—	$—
Forfeited	(51,860)	$29.00	$—
Total awarded and unvested, September 30, 2015	2,341,637	$28.98	$41,822

Intrinsic values are based on the closing price of the Partnership’s common units on the referenced dates.  Unamortized expense of $52.5 million at September 30, 2015 is expected to be recognized by Antero over a weighted average period of approximately 3.1 years. A proportionate share of the expense will be allocated to us as it is recognized by Antero.

ANTERO MIDSTREAM PARTNERS LP

Notes to Condensed Combined Consolidated Financial Statements

December 31, 2014 and September 30, 2015

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

General Partner Interest

Our general partner owns a non‑economic general partner interest in us, which does not entitle it to receive cash distributions. However, our general partner owns the IDRs and may in the future own common units or other equity interests in us and will be entitled to receive distributions on any such interests.

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

ANTERO MIDSTREAM PARTNERS LP

Notes to Condensed Combined Consolidated Financial Statements

December 31, 2014 and September 30, 2015

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

Cash Distributions

On October 13, 2015, we announced that the board of directors of our general partner declared a cash distribution of $0.205 per unit for the quarter ended September 30, 2015. The distribution will be payable on November 30, 2015 to unitholders of record as of November 11, 2015.

The following table details the distributions paid during or pertaining to the first nine months of 2015:

		Distributions
		Limited Partners
Record Date	Distribution Date	Common unitholders	Subordinated unitholders	General partner (IDRs)	Total	Distributions per limited partner unit
		($ in thousands, except per unit data)
February 13, 2015	February 27, 2015	$7,161	$7,161	$-	$14,322	$0.0943
May 13, 2015	May 27, 2015	$13,669	$13,669	$-	$27,338	$0.1800
July 13, 2015	July 17, 2015	$14,429	$14,429	$-	$28,858	$0.1900
November 11, 2015	November 30, 2015	$20,470	$15,568	$295	$36,333	$0.2050

(7)Net Income Per Limited Partner Unit

The Partnership’s net income is attributed to the general partner and limited partners, including subordinated unitholders, in accordance with their respective ownership percentages, and when applicable, giving effect to incentive distributions paid to the general partner. Basic and diluted net income per limited partner unit is calculated by dividing limited partners’ interest in net income, less general partner incentive distributions, by the weighted average number of outstanding limited partner units during the period.

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

We calculate net income available to limited partners based on the distributions pertaining to the current period’s net income. After adjusting for the appropriate period’s distributions, the remaining undistributed earnings or excess distributions over earnings, if any, are attributed to the general partner and limited partners in accordance with the contractual terms of the partnership agreement under the two-class method.

ANTERO MIDSTREAM PARTNERS LP

Notes to Condensed Combined Consolidated Financial Statements

December 31, 2014 and September 30, 2015

Basic earnings per unit is computed by dividing net earnings attributable to unitholders by the weighted average number of units outstanding during each period. Diluted net income per limited partner unit reflects the potential dilution that could occur if agreements to issue common units, such as awards under long-term incentive plans, were exercised, settled or converted into common units. When it is determined that potential common units resulting from an award should be included in the diluted net income per limited partner unit calculation, the impact is reflected by applying the treasury stock method. Earnings per common unit assuming dilution for the three months ended September 30, 2015 was calculated based on the diluted weighted average number of units outstanding of 78,034,156, including 16,119 dilutive units attributable to non-vested restricted unit and phantom unit awards. Earnings per common unit assuming dilution for the nine months ended September 30, 2015 was calculated based on the diluted weighted average number of units outstanding of 76,657,439, including 16,514 dilutive units attributable to non-vested restricted unit and phantom unit awards. For the three and nine months ended September 30, 2015, 2,309,580 and 2,314,388 non-vested phantom unit and restricted unit awards, respectively, were anti-dilutive and therefore excluded from the calculation of diluted earnings per unit.

The Partnership’s calculation of net income per common and subordinated unit for the periods indicated is as follows ($ in thousands, except per unit data):

	Three months ended September 30,		Nine months ended September 30,
	2014	2015	2014	2015

Net income	$34,290	$42,648	$71,977	$110,097
Less:
Pre-IPO net income attributed to parent	(34,290)	—	(71,977)	—
Pre-Water Acquisition net income attributed to parent	—	(7,841)	—	(40,193)
General partner interest in net income attributable to incentive distribution rights	—	(295)	—	(295)
Limited partner interest in net income	$—	$34,512	$—	$69,609

Net income allocable to common units - basic and diluted	$—	$17,561	$—	$35,110
Net income allocable to subordinated units - basic and diluted	—	16,951	—	34,499
Limited partner interest in net income - basic and diluted	$—	$34,512	$—	$69,609

Weighted average limited partner units outstanding - basic
Common units	—	78,018	—	76,641
Subordinated units	—	75,941	—	75,941

Weighted average limited partner units outstanding - diluted
Common units	—	78,034	—	76,657
Subordinated units	—	75,941	—	75,941

Net income per limited partner unit - basic
Common units	$—	$0.23	$—	$0.46
Subordinated units	$—	$0.22	$—	$0.45

Net income per limited partner unit - diluted
Common units	$—	$0.23	$—	$0.46
Subordinated units	$—	$0.22	$—	$0.45

ANTERO MIDSTREAM PARTNERS LP

Notes to Condensed Combined Consolidated Financial Statements

December 31, 2014 and September 30, 2015

(8) Fair Value Measurement

In connection with the Water Acquisition, we have agreed to pay Antero (a) $125 million in cash if the Partnership delivers 176,295,000 barrels or more of fresh water during the period between January 1, 2017 and December 31, 2019 and (b) an additional $125 million in cash if the Partnership delivers 219,200,000 barrels or more of fresh water during the period between January 1, 2018 and December 31, 2020. This contingent consideration liability is valued based on Level 3 inputs.

The following table provides a reconciliation of changes in Level 3 financial liabilities measured at fair value on a recurring basis for the periods shown below (in thousands):

	Contingent Consideration
	Three months ended September 30, 2015	Nine months ended September 30, 2015
Beginning balance	$—	$—
Initial estimate upon acquisition	174,716	174,716
Ending balance	$174,716	$174,716

We account for contingent consideration in accordance with applicable accounting guidance pertaining to business combinations. We are contractually obligated to pay Antero contingent consideration in connection with the Water Acquisition, and therefore recorded this contingent consideration liability at the time of the Water Acquisition. We update our assumptions each reporting period based on new developments and adjust such amounts to fair value based on revised assumptions, if applicable, until such consideration is satisfied through payment upon achievement of the specified objectives or it is eliminated upon failure to achieve the specified objectives.

As of September 30, 2015, we are obligated to pay these amounts in 2019 and 2020. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy. The fair value of the contingent consideration liability associated with future milestone payments was based on the risk adjusted present value of the contingent consideration payout.

(9)    Reporting Segments

The Partnership’s operations are located in the United States and are organized into two reporting segments: (1) gathering and compression and (2) water handling.

Gathering and Compression

The gathering and compression segment includes a network of gathering pipelines and compressor stations that collect natural gas, NGLs and oil from Antero’s wells in the Marcellus Shale in West Virginia and the Utica Shale in Ohio.

Water Handling

The Partnership’s water handling segment includes two independent fresh water distribution systems that source and deliver fresh water from the Ohio River and several regional waterways for well completion operations in Antero’s operating areas. These systems consist of permanent buried pipelines, surface pipelines and fresh water storage facilitates, as well as pumping stations and impoundments to transport the fresh water throughout the pipelines. The water handling segment also includes a water treatment facility, currently under construction.

ANTERO MIDSTREAM PARTNERS LP

Notes to Condensed Combined Consolidated Financial Statements

December 31, 2014 and September 30, 2015

These segments are monitored separately by management for performance and are consistent with internal financial reporting. These segments have been identified based on the differing products and services, regulatory environment and the expertise required for these operations. We evaluate the performance of the Partnership’s business segments based on operating income. Interest expense is primarily managed and evaluated on a consolidated basis.

Summarized financial information concerning the Partnership’s segments for the periods indicated is shown in the following table (in thousands):

	Gathering and	Water	Consolidated
	Compression	Handling	Total
Three months ended September 30, 2014
Revenues:
Revenue - affiliate	$26,282	$42,631	$68,913
Revenue - third-party	-	2,671	2,671
Total revenues	$26,282	$45,302	$71,584

Operating expenses:
Direct operating	3,525	9,054	12,579
General and administrative (before equity-based compensation)	3,956	1,576	5,532
Equity-based compensation	1,562	549	2,111
Depreciation	10,227	4,390	14,617
Total	$19,270	$15,569	$34,839
Operating income	$7,012	$29,733	$36,745
Segment assets	$1,071,273	$396,692	$1,467,965
Capital expenditures for segment assets	$162,482	$53,305	$215,787

Three months ended September 30, 2015
Revenues:
Revenue - affiliate	$59,220	$21,819	$81,039
Revenue - third-party	38	627	665
Total revenues	$59,258	$22,446	$81,704

Operating expenses:
Direct operating	(3,164)	4,773	1,609
General and administrative (before equity-based compensation)	7,060	1,498	8,558
Equity-based compensation	4,205	1,079	5,284
Depreciation	15,076	6,485	21,561
Total	$23,177	$13,835	$37,012
Operating income	$36,081	$8,611	$44,692
Segment assets	$1,395,057	$487,734	$1,882,791
Capital expenditures for segment assets	$82,751	$19,821	$102,572
Acquired water handling assets	$-	$28,560	$28,560

ANTERO MIDSTREAM PARTNERS LP

Notes to Condensed Combined Consolidated Financial Statements

December 31, 2014 and September 30, 2015

	Gathering and	Water	Consolidated
	Compression	Handling	Total
Nine months ended September 30, 2014
Revenues:
Revenue - affiliate	$54,978	$107,907	$162,885
Revenue - third-party	-	2,671	2,671
Total revenues	$54,978	$110,578	$165,556

Operating expenses:
Direct operating	6,661	25,871	32,532
General and administrative (before equity-based compensation)	9,710	4,085	13,795
Equity-based compensation	5,365	2,027	7,392
Depreciation	24,991	10,748	35,739
Total	$46,727	$42,731	$89,458
Operating income	$8,251	$67,847	$76,098
Segment assets	$1,071,273	$396,692	$1,467,965
Capital expenditures for segment assets	$428,036	$159,097	$587,133

Nine months ended September 30, 2015
Revenues:
Revenue - affiliate	$168,056	$86,759	$254,815
Revenue - third-party	38	778	816
Total revenues	$168,094	$87,537	$255,631

Operating expenses:
Direct operating	19,817	19,013	38,830
General and administrative (before equity-based compensation)	16,467	3,793	20,260
Equity-based compensation	14,218	3,445	17,663
Depreciation	44,748	18,767	63,515
Total	$95,250	$45,018	$140,268
Operating income	$72,844	$42,519	$115,363
Segment assets	$1,395,057	$487,734	$1,882,791
Capital expenditures for segment assets	$282,826	$53,086	$335,912
Acquired water handling assets	$-	$28,560	$28,560

(10)  Contingencies

Environmental Obligations

We are subject to federal, state and local regulations regarding air and water quality, hazardous and solid waste disposal and other environmental matters. During the third quarter of 2015, the West Virginia Department of Environmental Protection (“WVDEP”) issued Antero Midstream a NOV for improper installation of an engine catalyst at the startup of the North Canton Compressor Station.  Antero Midstream continues to negotiate with WVDEP to resolve this matter, but believes that it could result in monetary sanctions exceeding $100,000; however, we do not expect that any ultimate sanction will have a material impact on the financial position, results of operations, or liquidity of Antero Midstream.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed combined consolidated financial statements and related notes included elsewhere in this report. The information provided below supplements, but does not form part of, our condensed combined consolidated financial statements. This discussion contains forward‑looking statements that are based on the views and beliefs of our management, as well as assumptions and estimates made by our management. Actual results could differ materially from such forward‑looking statements as a result of various risk factors, including those that may not be in the control of management. For further information on items that could impact our future operating performance or financial condition, please read see “Item 1A. Risk Factors.” and the section entitled “Cautionary Statement Regarding Forward‑Looking Statements.” We do not undertake any obligation to publicly update any forward-looking statements except as otherwise required by applicable law. For more information please refer to the Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on February 25, 2015, and the Current Report on Form 8-K filed with the SEC on October 9, 2015.

References in this report to “Predecessor,” “we,” “our,” “us” or like terms, when referring to periods prior to November 10, 2014, refer to Antero’s gathering, compression and water assets, our predecessor for accounting purposes.  References to “the Partnership,” “we,” “our,” “us” or like terms, when referring to periods between November 10, 2014 and September 23, 2015 refer to the Partnership’s gathering and compression assets, and Antero’s water assets. References to “the Partnership,” “we,” “our,” “us” or like terms, when referring to periods since September 23, 2015 or when used in the present tense or prospectively, refer to Antero Midstream Partners LP.

Overview

We are a growth-oriented limited partnership formed by Antero to own, operate and develop midstream energy assets to service Antero’s increasing production. Our assets consist of gathering pipelines and compressor stations that collect natural gas, NGLs and oil from Antero’s wells in the Marcellus Shale in West Virginia and the Utica Shale in Ohio. Our assets also include two independent fresh water distribution systems that deliver water used by Antero for hydraulic fracturing activities in Antero’s operating areas. The fresh water distribution systems consist of permanent buried pipelines, surface pipelines and fresh water storage facilitates, as well as pumping stations and impoundments to transport the fresh water throughout the pipeline system. We believe that our strategically located assets and our relationship with Antero position us to become a leading midstream energy company serving the Marcellus and Utica shale plays.

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

2015 Developments and Highlights

Water Acquisition

On September 17, 2015, the Partnership and Antero Treatment entered into a Contribution, Conveyance and Assumption Agreement with Antero (the “Contribution Agreement”). Pursuant to the terms of the Contribution Agreement, Antero agreed to contribute (i) all of the outstanding limited liability company interests of Antero Water LLC to the Partnership and (ii) all of the assets, contracts, rights, permits and properties owned or leased by Antero and used primarily in connection with the construction, ownership, operation, use or maintenance of Antero’s advanced wastewater treatment complex to be constructed in Doddridge County, West Virginia, to Antero Treatment (collectively, (i) and (ii) are referred to herein as the “Contributed Assets”). In consideration for the contribution of the Contributed Assets, the Partnership (i) paid Antero a cash distribution equal to $552.5 million, less $171 million of assumed debt, (ii) issued 10,988,421 common units representing limited partner interests in the Partnership to Antero and distributed proceeds of approximately $241 million from the Partnership’s private placement of common units to a group of institutional investors and (iii) has agreed to pay Antero (a) $125 million in cash if the Partnership delivers 176,295,000 barrels or more of fresh water during the period between January 1, 2017 and December 31, 2019 and (b) an additional $125 million in cash if the Partnership delivers 219,200,000 barrels or more of fresh water during the period between January 1, 2018 and December 31, 2020.

We have agreements with Antero pursuant to which we will provide gathering and compression services and certain fluid handling services to Antero for a 20-year period. The agreement includes certain minimum fresh water delivery commitments that require Antero to take delivery or pay a fee on a minimum volume of freshwater deliveries in calendar years 2016 through 2019. Minimum volume commitments are 90,000 barrels per day in 2016, 100,000 barrels per day in 2017 and 120,000 barrels per day in 2018 and 2019.  We have a secondment agreement whereby Antero provides seconded employees to perform certain operational services with respect to our gathering and compression assets and water handling assets for a 20-year period. Additionally, we have a services agreement whereby Antero provides certain administrative services to us for a 20-year period.

Private Placement

Also on September 23, 2015, the Partnership completed the previously announced sale of 12,898,000 common units at $18.84 per common unit for net proceeds of approximately $240.2 million (the “Private Placement”). The Partnership used a portion of the net proceeds of the Private Placement to repay indebtedness assumed from Antero and to partially fund the Water Acquisition.

Energy Industry Environment

In late 2014, global energy commodity prices declined precipitously as a result of several factors, including an increase in worldwide commodity supplies, a stronger U.S. dollar, relatively mild weather in large portions of the U.S. during winter months, and strong competition among oil producing countries for market share.  Commodity prices have continued to remain low through the third quarter of 2015; prices for West Texas Intermediate remained below $50 per Bbl for most of the quarter, and Henry Hub natural gas prices remained below $3.00 per MMBtu during the quarter.  Additionally, NGL prices have declined from approximately 50% of WTI in January 2015 to 29% of WTI in September 2015.  In response to these market conditions and concerns about access to capital markets, many U.S. exploration and development companies significantly reduced their capital spending plans for 2015.  Antero’s capital budget for 2015 is $1.8 billion, a 49% reduction from our 2014 capital expenditures.  Antero plans to operate an average of 14 drilling rigs in 2015 as compared to an average of 21 rigs in 2014, and plans to complete 130 horizontal wells in the Marcellus and Utica Shales in 2015 as compared to 177 in 2014.  Additionally, Antero has deferred 50 Marcellus completions until the first half of 2016.  We believe that our 2015 capital budget will be fully funded through operating cash flows and available borrowing capacity under our revolving credit facility.  We will continue to monitor commodity prices and may revise the capital budget if conditions warrant.

Financial Results

For the three months ended September 30, 2015, we generated cash flow from operations of $54.5 million, net income of $42.7 million, and Adjusted EBITDA of $71.5 million. This compares to cash flow from operations of $42.8 million, net income of $34.3 million, and Adjusted EBITDA of $53.5 million for the three months ended September 30, 2014.  See “—Non-GAAP Financial Measure” for a definition of Adjusted EBITDA (a non-GAAP measure) and a reconciliation of Adjusted EBITDA to net income.

For the nine months ended September 30, 2015, we generated cash flow from operations of $199.6 million, net income of $110.1 million, and Adjusted EBITDA of $196.5 million. This compares to cash flow from operations of $102.5 million, net income of $72.0 million, and Adjusted EBITDA of $119.2 million for the nine months ended September 30, 2014.  See “—Non-GAAP Financial Measure” for a definition of Adjusted EBITDA (a non-GAAP measure) and a reconciliation of Adjusted EBITDA to net income.

Distribution for the Second Quarter for 2015

On October 13, 2015, we announced that the board of directors of our general partner declared a  cash distribution of $0.205 per unit for the quarter ended September 30,  2015, totaling approximately $36.3 million. The distribution will be payable on November 30, 2015 to unitholders of record as of November 11, 2015.

2015 Capital Budget

During the three and nine months ended September 30, 2015, our total gathering and compression capital expenditures capital expenditures were approximately $83 million and $283 million, respectively. During the three and nine months ended September 30, 2015, our water handling capital expenditures were approximately $20 million and $53 million, respectively. During 2015, we plan to continue to expand our existing Marcellus and Utica Shale gathering and compression systems to accommodate Antero’s development plans. Our capital budget for 2015 is $425 to $450 million, which includes $410 to $435 million and $15 million in expansion and maintenance capital, respectively. This capital budget includes $330 to $340 million of gathering and compression infrastructure, which will result in 31 miles and 12 miles of additional low pressure and high pressure gathering pipelines, respectively, in both the Marcellus and Utica shale plays, respectively. Additionally, the budget includes the construction or expansion of five compressor stations, which will add 545 MMcf/d of incremental compression capacity in 2015. This capital budget also includes $80 to $90 million of water infrastructure, which will result in 78 miles of additional water pipelines and approximately 8 additional fresh water storage impoundments. At December 31, 2015, we expect to have 164 miles of low pressure gathering lines, 112 miles of high pressure gathering lines, and 920 MMcf/d of compression capacity in service.

Credit Facility

As of September 30, 2015, lender commitments under our revolving credit facility were $1.5 billion, with a letter of credit sublimit of $150 million. At September 30, 2015, we had borrowings of $525 million and no letters of credit outstanding under the revolving credit facility. Our revolving credit facility matures in November 2019. See “—Debt Agreements and Contractual Obligations—Revolving Credit Facility” for a description of our revolving credit facility.

Items Affecting Comparability of Our Financial Results

The historical financial results discussed below may not be comparable to our future financial results primarily as a result of the significant increase in the scope of our operations over the last several years. Our gathering and compression and water handling systems are relatively new, having been substantially built within the last two years. Accordingly, our revenues and expenses over that time reflect the significant ramp up in our operations. Similarly, Antero has experienced significant growth in its production and drilling and completion schedule over that same period. Accordingly, it may be difficult to project trends from our historical financial data going forward.

Results of Operations

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2015

We have two operating segments: (1) gathering and compression, and (2) water handling. The operating results and assets of our reportable segments were as follows for the three months ended September 30, 2014 and 2015 (in thousands):

	Gathering and	Water	Consolidated
	Compression	Handling	Total
Three months ended September 30, 2014
Revenues:
Revenue - affiliate	$26,282	$42,631	$68,913
Revenue - third-party	-	2,671	2,671
Total revenues	26,282	45,302	71,584

Operating expenses:
Direct operating	3,525	9,054	12,579
General and administrative (before equity-based compensation)	3,956	1,576	5,532
Equity-based compensation	1,562	549	2,111
Depreciation	10,227	4,390	14,617
Total	19,270	15,569	34,839
Operating income	$7,012	$29,733	$36,745

Three months ended September 30, 2015
Revenues:
Revenue - affiliate	$59,220	$21,819	$81,039
Revenue - third-party	38	627	665
Total revenues	59,258	22,446	81,704

Operating expenses:
Direct operating	(3,164)	4,773	1,609
General and administrative (before equity-based compensation)	7,060	1,498	8,558
Equity-based compensation	4,205	1,079	5,284
Depreciation	15,076	6,485	21,561
Total	23,177	13,835	37,012
Operating income	$36,081	$8,611	$44,692

The following table sets forth selected operating data for the three months ended September 30, 2014 compared to the three months ended September 30, 2015:

			Amount of
	Three months ended September 30,		Increase	Percentage
	2014	2015	(Decrease)	Change
	($ in thousands, except average realized fees)
Revenue:
Revenue - affiliate	$68,913	$81,039	$12,126	18%
Revenue - third-party	2,671	665	(2,006)	(75)%
Total revenues	71,584	81,704	10,120	14%
Operating expenses:
Direct operating	12,579	1,609	(10,970)	(87)%
General and administrative (before equity-based compensation)	5,532	8,558	3,026	55%
Equity-based compensation expense	2,111	5,284	3,173	150%
Depreciation	14,617	21,561	6,944	48%
Total operating expenses	34,839	37,012	2,173	6%
Operating income	36,745	44,692	7,947	22%
Interest expense	2,455	2,044	(411)	(17)%
Net income	$34,290	$42,648	$8,358	24%
Adjusted EBITDA(1)	$53,473	$71,537	$18,064	34%
Operating Data:
Gathering—low pressure (MMcf)	48,893	95,471	46,578	95%
Gathering—high pressure (MMcf)	48,877	111,896	63,019	129%
Compression (MMcf)	10,715	40,063	29,348	274%
Condensate gathering (MBbl)	108	263	155	144%
Fresh water distribution (MBbl)	12,865	6,168	(6,697)	(52)%
Wells serviced by water distribution	53	28	(25)	(47)%
Gathering—low pressure (MMcf/d)	531	1,038	507	95%
Gathering—high pressure (MMcf/d)	531	1,216	685	129%
Compression (MMcf/d)	116	435	319	275%
Condensate gathering (MBbl/d)	1	3	2	200%
Fresh water distribution (MBbl/d)	140	67	(73)	(52)%
Average realized fees:
Average gathering—low pressure fee ($/Mcf)	$0.31	$0.31	$0.00	2%
Average gathering—high pressure fee - affiliate ($/Mcf)	$0.18	$0.19	$0.01	2%
Average compression fee ($/Mcf)	$0.18	$0.19	$0.01	2%
Average gathering—condensate fee ($/Bbl)	$4.08	$4.16	$0.08	2%
Average fresh water distribution fee - affiliate ($/Bbl)	$3.56	$3.62	$0.06	2%
Average fresh water distribution fee - third party ($/Bbl)	$3.00	$4.75	$1.75	58%

(1)

For a discussion of the non‑GAAP financial measure Adjusted EBITDA, including a reconciliation of Adjusted EBITDA to its most directly comparable financial measure calculated and presented in accordance with GAAP, please see “—Non‑GAAP Financial Measure” below.

Revenue - affiliate. Revenues from gathering and compression of natural gas and condensate, and water handling increased from $68.9 million for the three months ended September 30, 2014 to $81.0 million for the three months ended September 30, 2015, primarily as a result of:

•

water handling revenue decreased $20.8 million due to a decrease in fresh water distribution volumes of 6,697 MBbl, or 73 MBbl/d, primarily due to fresh water distribution to fewer wells completed by Antero;

•

low pressure gathering revenue increased $14.8 million period over period due to an increase in throughput volumes of 47 Bcf, or 507 MMcf/d, primarily due to the connection of new wells to the system subsequent to September 30, 2014, and an increase in the average realized fees of less than $0.01/Mcf resulting from a consumer price index‑based rate adjustment;

•

high pressure gathering revenue increased $12.0 million due to an increase in throughput volumes of 63 Bcf, or 685 Bcf/d, primarily due to the addition of seven high pressure lines added after September 30, 2014, and an increase in the average realized fees of $0.01/Mcf resulting from a consumer price index‑based rate adjustment; and

•

compressor revenue increased $5.5 million due to an increase in throughput volumes of 29 Bcf, or 319 MMcf/d, primarily due to the addition of three new compressor stations that were placed in service after September 30, 2014, and an increase in the average realized fees of $0.01/Mcf resulting from a consumer price index‑based rate adjustment.

Revenue — third-party. Revenues from third parties decreased from $2.7 million for the three months ended September 30, 2014 to $0.7 million for the three months ended September 30, 2015. The decrease was primarily due to lower third party fresh water distribution volumes.

Direct operating expenses.  Total direct operating expenses decreased from $12.6 million for the three months ended September 30, 2014 to $1.6 million for the three months ended September 30, 2015. The decrease was primarily the result of a decrease in our ad valorem tax liability in the third quarter of 2015. Based on a review of recent tax rulings, we revised our estimate of ad valorem tax liability downward resulting in a reduction of the previously accrued liability related to prior periods of approximately $8.4 million.

General and administrative expenses.  General and administrative expenses (before equity-based compensation) increased from $5.5 million for the three months ended September 30, 2014 to $8.6 million for the three months ended September 30, 2015. The increase was primarily a result of increased staffing levels and related salary and benefits expenses and increased legal and other general corporate expenses to support our growth, as well as additional expenses attributable to our operation as a publicly traded master limited partnership.

Equity-based compensation expense. Equity-based compensation expense increased from $2.1 million for the three months ended September 30, 2014 to $5.3 million for the three months ended September 30, 2015. The increase was primarily a result of equity-based compensation expense allocated to us by Antero related to (i) awards made under Antero Resources Corporation’s equity-based compensation plans after September 30, 2014 and (ii) awards made to Antero employees and officers, and to non-employee directors of our general partner under the Antero Midstream Partners LP Long-Term Incentive Plan after September 30, 2014. Equity-based compensation expense allocated to us from Antero has no effect on our cash flows.

Depreciation expense.  Total depreciation expense increased from $14.6 million for the three months ended September 30, 2014 to $21.6 million for the three months ended September 30, 2015. The increase was primarily due to gathering, compression, and water assets placed in service after September 30, 2014.

Interest expense.  Interest expense decreased from $2.5 million for the three months ended September 30, 2014 to $2.1 million for the three months ended September 30, 2015. The decrease is primarily due to lower interest, as a result of the repayment and termination of the Water facility on September 23, 2015,  and lower commitment fees and amortization of deferred financing fees incurred during the three months ended September 30, 2015 in relation to our revolving credit and Water facilities, compared to interest and commitment fees incurred during the three months ended September 30, 2014 under the Midstream credit facility and Water facility. The Midstream credit facility was repaid in connection with the completion of the IPO.

Adjusted EBITDA.  Adjusted EBITDA increased from $53.5 million for the three months ended September 30, 2014 to $71.5 million for the three months ended September 30, 2015. The increase was primarily due to an increase in gathering and compression throughput volumes and a decrease in operating expenses. The increase was offset by a decrease in water distribution volumes during the three months ended September 30, 2015, net of the related increase in general and administrative expenses. For a discussion of the non-GAAP financial measure Adjusted EBITDA, including a reconciliation of Adjusted EBITDA to its most directly comparable financial measures calculated and presented in accordance with GAAP, please see “—Non-GAAP Financial Measure” below.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2015

The operating results and assets of our reportable segments were as follows for the nine months ended September 30, 2014 and 2015:

	Gathering and	Water	Consolidated
	Compression	Handling	Total
Nine months ended September 30, 2014
Revenues:
Revenue - affiliate	$54,978	$107,907	$162,885
Revenue - third-party	-	2,671	2,671
Total revenues	54,978	110,578	165,556

Operating expenses:
Direct operating	6,661	25,871	32,532
General and administrative (before equity-based compensation)	9,710	4,085	13,795
Equity-based compensation	5,365	2,027	7,392
Depreciation	24,991	10,748	35,739
Total	46,727	42,731	89,458
Operating income	$8,251	$67,847	$76,098

Nine months ended September 30, 2015
Revenues:
Revenue - affiliate	$168,056	$86,759	$254,815
Revenue - third-party	38	778	816
Total revenues	168,094	87,537	255,631

Operating expenses:
Direct operating	19,817	19,013	38,830
General and administrative (before equity-based compensation)	16,467	3,793	20,260
Equity-based compensation	14,218	3,445	17,663
Depreciation	44,748	18,767	63,515
Total	95,250	45,018	140,268
Operating income	$72,844	$42,519	$115,363

The following table sets forth selected operating data for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2015:

			Amount of
	Nine months ended September 30,		Increase	Percentage
	2014	2015	(Decrease)	Change
	($ in thousands, except average realized fees)
Revenue:
Revenue - affiliate	$162,885	$254,815	$91,930	56%
Revenue - third-party	2,671	816	(1,855)	(69)%
Total revenue	165,556	255,631	90,075	54%
Operating expenses:
Direct operating	32,532	38,830	6,298	19%
General and administrative (before equity-based compensation)	13,795	20,260	6,465	47%
Equity-based compensation expense	7,392	17,663	10,271	139%
Depreciation	35,739	63,515	27,776	78%
Total operating expenses	89,458	140,268	50,810	57%
Operating income	76,098	115,363	39,265	52%
Interest expense	4,121	5,266	1,145	28%
Net income	$71,977	$110,097	$38,120	53%
Adjusted EBITDA(1)	$119,229	$196,541	$77,312	65%
Operating Data:
Gathering—low pressure (MMcf)	113,828	267,442	153,614	135%
Gathering—high pressure (MMcf)	84,401	322,930	238,529	284%
Compression (MMcf)	17,710	113,583	95,873	541%
Condensate gathering (MBbl)	375	751	376	100%
Fresh water distribution (MBbl)	31,201	24,034	(7,167)	(23)%
Wells serviced by water distribution	137	89	(48)	(35)%
Gathering—low pressure (MMcf/d)	417	980	563	135%
Gathering—high pressure (MMcf/d)	309	1,183	874	283%
Compression (MMcf/d)	65	416	351	540%
Condensate gathering (MBbl/d)	1	3	2	200%
Fresh water distribution (MBbl/d)	114	88	(26)	(23)%
Average realized fees:
Average gathering—low pressure fee ($/Mcf)	$0.31	$0.31	$0.00	2%
Average gathering—high pressure fee ($/Mcf)	$0.18	$0.19	$0.01	2%
Average compression fee ($/Mcf)	$0.18	$0.19	$0.01	2%
Average gathering—condensate fee ($/Bbl)	$4.08	$4.16	$0.08	2%
Average fresh water distribution fee - affiliate ($/Bbl)	$3.56	$3.63	$0.07	2%
Average fresh water distribution fee - third party ($/Bbl)	$3.00	$4.75	$1.75	58%

 (1)   For a discussion of the non‑GAAP financial measure Adjusted EBITDA, including a reconciliation of Adjusted EBITDA to its most directly comparable financial measure calculated and presented in accordance with GAAP, please see “—Non‑GAAP Financial Measure” below.

Revenue - affiliate.  Revenues from gathering and compression of natural gas and condensate, and water handling increased from $162.8 million for the nine months ended September 30, 2014 to $254.8 million for the nine months ended September 30, 2015, primarily as a result of:

•

low pressure gathering revenue increased $48.6 million period over period due to an increase in throughput volumes of 153 Bcf, or 563 MMcf/d, primarily due to the connection of new wells to the system subsequent to September 30, 2014, and an increase in the average realized fees of less than $0.01/Mcf resulting from a consumer price index-based rate adjustment;

•

high pressure gathering revenue increased $44.9 million due to an increase in throughput volumes of 239 Bcf, or 874 Bcf/d, primarily due to the addition of seven high pressure lines added after September 30, 2014, and an increase in the average realized fees of $0.01/Mcf resulting from a consumer price index-based rate adjustment;

•

water handling revenue decreased $21.1 million due to a decrease in fresh water distribution of 7,167 MBbl, or 26 MBbl/d, primarily due to fresh water distribution to fewer wells completed by Antero; and

•

compressor revenue increased $18.0 million due to an increase in throughput volumes of 96 Bcf, or 351 MMcf/d, primarily due to the addition of three new compressor stations that were placed in service after September 30, 2014, and an increase in the average realized fees of $0.01/Mcf resulting from a consumer price index-based rate adjustment.

Revenue — third-party. Revenues from third parties decreased from $2.7 million for the nine months ended September 30, 2014 to $0.8 million for the nine months ended September 30, 2015. The decrease was primarily due to lower third party fresh water distribution volumes.

Direct operating expenses.  Total direct operating expenses increased from $32.5 million for the nine months ended September 30, 2014 to $38.8 million for the nine months ended September 30, 2015. The increase was primarily due to an increase in the number of gathering pipelines and compressor stations.

General and administrative expenses.  General and administrative expenses (before equity-based compensation) increased from $13.8 million for the nine months ended September 30, 2014 to $20.2 million for the nine months ended September 30, 2015. The increase was primarily a result of increased staffing levels and related salary and benefits expenses and increased legal and other general corporate expenses to support our growth, as well as additional expenditures attributable to our operation as a publicly traded master limited partnership.

Equity-based compensation expense. Equity-based compensation expense increased from $7.4 million for the nine months ended September 30, 2014 to $17.7 million for the nine months ended September 30, 2015. The increase was primarily a result of equity-based compensation expense allocated to us by Antero related to (i) awards made under Antero Resources Corporation’s equity-based compensation plans after September 30, 2014 and (ii) awards made to Antero employees and officers, and to non-employee directors of our general partner under the Antero Midstream Partners LP Long-Term Incentive Plan after September 30, 2014. Equity-based compensation expense allocated to us from Antero has no effect on our cash flows.

Depreciation expense.  Total depreciation expense increased from $35.7 million for the nine months ended September 30, 2014 to $63.5 million for the nine months ended September 30, 2015. The increase was primarily due to gathering, compression, and water assets placed in service after September 30, 2014.

Interest expense.  Interest expense increased from $4.1 million for the nine months ended September 30, 2014 to $5.3 million for the nine months ended September 30, 2015. The increase is primarily due to interest, commitment fees and amortization of deferred financing fees incurred during the nine months ended September 30, 2015 in relation to our revolving credit and Water facilities, compared to interest and commitment fees incurred during the nine months ended September 30, 2014 under the Midstream credit facility and Water facility. The Midstream credit facility was repaid in connection with the completion of the IPO, and the Water facility was terminated on September 23, 2015, in connection with the Water Acquisition.

Adjusted EBITDA.  Adjusted EBITDA increased from $119.2 million for the nine months ended September 30, 2014 to $196.5 million for the nine months ended September 30, 2015. The increase was primarily due to an increase in gathering and compression throughput volumes, partially offset by a decrease in fresh water distribution volumes during the nine months ended September 30, 2015, net of the related increases in operating and general and administrative expenses. For a discussion of the non-GAAP financial measure Adjusted EBITDA, including a reconciliation of Adjusted EBITDA to its most directly comparable financial measures calculated and presented in accordance with GAAP, please see “—Non-GAAP Financial Measure” below.

Capital Resources and Liquidity

Sources and Uses of Cash

Historically, our sources of liquidity have included cash generated from operations and funding from Antero. Prior to the IPO, we participated in Antero’s centralized cash management program, whereby excess cash from most of its subsidiaries was swept into a centralized account. Sales and purchases related to our Predecessor third-party transactions were received or paid in cash by Antero within the centralized cash management system. Subsequent to the closing of the IPO, we began maintaining our own bank accounts and sources of liquidity for gathering and compression operations, and after September 23, 2015, we began maintaining our own bank accounts and sources of liquidity for water handling operations.

Capital and liquidity is provided by operating cash flow, cash on our balance sheet, and borrowings under our revolving credit facility, discussed below. We expect cash flow from operations to continue to contribute to our liquidity in the future. Sources of liquidity include borrowing capacity under our revolving credit facility. We expect the combination of these capital resources will be adequate to meet our working capital requirements, capital expenditures program and expected quarterly cash distributions for at least the next 12 months.

The board of directors of our general partner has adopted a cash distribution policy pursuant to which we intend to distribute at least the minimum quarterly distribution of $0.17 per unit ($0.68 per unit on an annualized basis) on all of our units to the extent we have sufficient cash after the establishment of cash reserves and the payment of our expenses, including payments to our general partner and its affiliates. On October  13, 2015, we announced that the board of directors of our general partner declared a cash distribution of $0.205 per unit for the quarter ended September 30, 2015. The distribution will be payable on November 30, 2015 to unitholders of record as of November  11, 2015.

We expect our future cash requirements relating to working capital, maintenance capital expenditures and quarterly cash distributions to our partners will be funded from cash flows internally generated from our operations. Our expansion capital expenditures will be funded by borrowings under our revolving credit facility or from potential capital markets transactions.

The following table and discussion presents a summary of our combined net cash provided by or used in operating activities, investing activities and financing activities for the periods indicated.

	Nine months ended September 30,		Increase
	2014	2015	(Decrease)
(in thousands)
Operating activities	$102,496	$199,559	$97,063
Investing activities	(593,894)	(313,312)	280,582
Financing activities	491,398	(98,929)	(590,327)
Net decrease in cash and cash equivalents	$—	$(212,682)

Cash Flow Provided by Operating Activities

Net cash provided by operating activities was $199.6 million for the nine months ended September 30, 2015 and net cash provided by operating activities was $102.5 million for the nine months ended September 30, 2014. The increase in cash flow from operations for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 was primarily the result of increased throughput volumes and revenues, as a result of gathering and compression systems placed in service after September 30, 2014.

Cash Flow Used in Investing Activities

Prior to the IPO on November 10, 2014, all of our gathering and compression capital expenditures were funded by Antero, and prior to September 23, 2015 all of our water handling capital expenditures were funded by Antero.

During the nine months ended September 30, 2014, we used cash flows in investing activities totaling $593.9 million for expenditures and deposits for gathering system, compressor stations, and water handling systems. During the nine months ended September 30, 2015, we used cash flows in investing activities totaling $313.3 million for expenditures and deposits for gathering systems, compressor stations, and water handling systems. The decrease was a result of buried water line capital projects completed in 2014, and lower gathering and compression capital expenditures due to a decrease in Antero’s exploration and production activities.

The board of directors of our general partner has approved a gathering and compression capital budget of $425 million to $450 million for 2015 to expand our existing gathering and compression systems and water handling systems to accommodate Antero’s development plans. Our capital budgets may be adjusted as business conditions warrant.  The amount, timing and allocation of capital expenditures is largely discretionary and within our control. If natural gas, NGLs, and oil prices decline to levels below acceptable levels or costs increase to levels above acceptable levels, Antero could choose to defer a significant portion of its budgeted capital expenditures until later periods. As a result, we may also defer a significant portion of our budgeted capital expenditures to achieve the desired balance between sources and uses of liquidity and prioritize capital projects that we believe have the highest expected returns and potential to generate near-term cash flow.  We routinely monitor and adjust our capital expenditures in response to changes in Antero’s development plans, changes in prices, availability of financing, acquisition costs, industry conditions, the timing of regulatory approvals, success or lack of success in Antero’s drilling activities, contractual obligations, internally generated cash flow and other factors both within and outside our control.

Cash Flow Provided by (Used in) Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2015 of $98.9 million is the result of the following: (i) $633.5 million in net cash distributions to our unitholders in connection with the Water Acquisition, (ii) $70.5 million in quarterly cash distributions to our unitholders, (iii) $43.7 million in net distributions to Antero, (iv) $171.0 million in repayment of the Water credit facility in connection with the Water Acquisition, and (v) $2.0 million of payments of deferred financing costs. The following cash provided by financing activities partially offset net cash used in financing activities (described above): (i) $525 million in borrowings under the revolving credit facility in connection with the Water Acquisition, (ii) $241.0 million in net proceeds from the Private Placement and (iii) $56 million in borrowings under the Water facility before repayment in connection with the Water Acquisition.

Net cash provided by financing activities for the nine months ended September 30, 2014 of $491.4 million was the result of $500.0 million in borrowings under the Midstream credit facility,  partially offset by $5.5 million in net distributions to Antero and $2.8 million payments of IPO related costs.

Debt Agreements and Contractual Obligations

Revolving Credit Facility

On November 10, 2014, in connection with the closing of the IPO, the Partnership entered into a revolving credit facility with a syndicate of lenders. As of September 30, 2015, the revolving credit facility provided for lender commitments of $1.5 billion and for a letter of credit sublimit of $150 million.  At September 30, 2015, we had $525 million of borrowings and no letters of credit outstanding under the revolving credit facility. The revolving credit facility will mature on November 10, 2019.

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

The revolving credit facility is guaranteed by our restricted subsidiaries and is secured by mortgages on substantially all of our and our restricted subsidiaries’ properties. The revolving credit facility contains restrictive covenants that may limit our ability to, among other things:

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

•

a consolidated total leverage ratio, which is the ratio of consolidated debt to consolidated EBITDA (annualized until the fiscal quarter ending September 30, 2016), of not more than 5.75 to 1.00 for the fiscal quarter ending September 30, 2015, of not more than 5.50 to 1.00 for the fiscal quarter ending December 31, 2015, of not more than 5.25 to 1.00 for the fiscal quarter ending March 31, 2016, and of not more than 5.00 to 1.00 for the fiscal quarter ending June 30, 2016 and each fiscal quarter thereafter; provided that after electing to issue unsecured high yield notes, the consolidated total leverage ratio will not be more than 5.25 to 1.0, or, following the election of the borrower for two fiscal quarters after a material acquisition, 5.50 to 1.0; and

•

if the Partnership elects to issue unsecured high yield notes, a consolidated senior secured leverage ratio, which is the ratio of consolidated senior secured debt to consolidated EBITDA, of not more than 3.75 to 1.0.

We were in compliance with such covenants and ratios as of December 31, 2014 and September 30, 2015.  The actual borrowing capacity available to us may be limited by the interest coverage ratio, consolidated total leverage ratio, and consolidated senior secured leverage ratio covenants.

Contractual Obligations

At September 30, 2015, we had $525 million of borrowings and no letters of credit outstanding under the revolving credit facility. Under the terms of our revolving credit facility, we are required to pay a commitment fee of 0.250% on any unused portion of the credit facility.

A summary of our contractual obligations as of September 30, 2015 is provided in the following table.

	Year Ended September 30,
(in millions)	2016	2017	2018	2019	2020	Thereafter	Total
Revolving credit facility (1)	$—	—	—	—	525	—	525
Water treatment (2)	103	77	12	—	—	—	192
Contingent acquisition consideration (3)	—	—	—	—	125	125	250
Total	$103	77	12	—	650	125	967

(1)

Includes outstanding principal amounts on our revolving credit facility at September 30, 2015.  This table does not include future commitment fees, interest expense or other fees on our revolving credit facility because they are floating rate instruments and we cannot determine with accuracy the timing of future loan advances, repayments, or future interest rates to be charged.

(2)	Includes obligations related to our water treatment facility.
(3)

In connection with the Water Acquisition, we have agreed to pay Antero (a) $125 million in cash if the Partnership delivers 176 million barrels or more of fresh water during the period between January 1, 2017 and December 31, 2019 and (b) an additional $125 million in cash if the Partnership delivers 219 million barrels or more of fresh water during the period between January 1, 2018 and December 31, 2020.

Non-GAAP Financial Measures

We use Adjusted EBITDA and Distributable Cash Flow as performance measures to assess the ability of our assets to generate cash sufficient to pay interest costs, support indebtedness and make cash distributions. Adjusted EBITDA is a financial measure reported to our lenders and used as a gauge for compliance with some of the financial covenants included in our revolving credit facility. We define Adjusted EBITDA as net income before equity-based compensation expense, interest expense, interest income, income taxes and depreciation and amortization expense, less pre-acquisition income and expenses attributable to the parent. We define Distributable Cash Flow as Adjusted EBITDA less cash interest paid and ongoing maintenance capital expenditures paid, excluding pre-acquisition amounts attributable to the parent. Distributable Cash Flow should not be viewed as indicative of the actual amount of cash that the Partnership has available for distributions from operating surplus or that the Partnership plans to distribute.

We use Adjusted EBITDA and Distributable Cash Flow to assess:

•the financial performance of our assets, without regard to financing methods in the case of adjusted EDITDA, capital structure or historical cost basis;

•the ability of our assets to generate cash sufficient to support our indebtedness and make cash distributions;

•our operating performance and return on capital as compared to other publicly traded partnerships in the midstream energy sector, without regard to financing or capital structure; and

•the viability of acquisitions and other capital expenditure projects.

Adjusted EBITDA and Distributable Cash Flow are non-GAAP financial measures. The GAAP measures most directly comparable to Adjusted EBITDA and Distributable Cash Flow are net income and net cash provided by operating activities. The non-GAAP financial measures of Adjusted EBITDA and Distributable Cash Flow should not be considered as an alternative to the GAAP measure of net income. Adjusted EBITDA and Distributable Cash Flow are not presentations made in accordance with GAAP and have important limitations as an analytical tool because they include some, but not all, items that affect net income. You should not consider Adjusted EBITDA and Distributable Cash Flow in isolation or as a substitute for analyses of results as reported under GAAP. Our definition of Adjusted EBITDA and Distributable Cash Flow may not be comparable to similarly titled measures of other partnerships.

The following table represents a reconciliation of our Adjusted EBITDA and Distributable Cash Flow to the most directly comparable GAAP financial measures for the periods presented (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2014	2015	2014	2015

Reconciliation of Net Income to Adjusted EBITDA and Distributable Cash Flow:
Net income	$34,290	$42,648	$71,977	$110,097
Add:
Interest expense	2,455	2,044	4,121	5,266
Less:
Pre-Water Acquisition net income attributed to parent	(29,211)	(7,841)	(66,859)	(40,193)
Pre-Water Acquisition interest expense attributed to parent	(522)	(770)	(988)	(2,326)
Operating income - attributable to Partnership	7,012	36,081	8,251	72,844
Add:
Depreciation expense - attributable to Partnership	10,227	15,076	24,991	44,748
Equity-based compensation expense - attributable to Partnership	1,562	4,205	5,365	14,218
Adjusted EBITDA	$18,801	$55,362	$38,607	$131,810
Less:
Cash interest paid - attributable to Partnership		(1,038)		(2,215)
Maintenance capital expenditures (1)		(4,214)		(10,001)
Distributable cash flow		$50,110		$119,594

Reconciliation of Adjusted EBITDA to Cash Provided by Operating Activities:
Adjusted EBITDA	$18,801	$55,362	$38,607	$131,810
Add:
Pre-Water Acquisition net income attributed to parent	29,211	7,841	66,859	40,193
Pre-Water Acquisition depreciation expense attributed to parent	4,390	6,485	10,748	18,767
Pre-Water Acquisition equity-based compensation expense attributed to parent	549	1,079	2,027	3,445
Pre-Water Acquisition interest expense attributed to parent	522	770	988	2,326
Amortization of deferred financing costs attributed to parent	—	285	—	774
Less:
Interest expense	(2,455)	(2,044)	(4,121)	(5,266)
Changes in operating assets and liabilities	(8,258)	(15,311)	(12,612)	7,510
Net cash provided by operating activities	$42,760	$54,467	$102,496	$199,559

(1)

Maintenance capital expenditures represent that portion of our estimated capital expenditures associated with the connection of new wells to our gathering and compression systems that we believe will be necessary to offset the natural production declines Antero will experience on all of its wells over time.

Critical Accounting Policies and Estimates

The following discussion relates to the critical accounting policies and estimates for both the Partnership and our Predecessors. The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with GAAP. The preparation of our condensed combined consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Certain accounting policies involve judgments and uncertainties to such an extent that there is reasonable likelihood that materially different amounts could have been reported under different conditions, or if different assumptions had been used. We evaluate our estimates and assumptions on a regular basis. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and assumptions used in preparation of our financial statements. We provide expanded discussion of our more significant accounting policies, estimates and judgments in 2014 Form 10-K. We believe these accounting policies reflect our more significant estimates and assumptions used in preparation of our financial statements. Also, see note 2 of the notes to our audited consolidated financial statements, included in our 2014 Form 10-K, and on Form 8-K filed with the SEC on October 9, 2015, for a discussion of additional accounting policies and estimates made by management.

New Accounting Pronouncements

On May 28, 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective. The new standard is effective for the Partnership on January 1, 2018. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU 2014-09 will have on our financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

On April 7, 2015, the FASB issued ASU No. 2015-03, Interest—Imputation of Interest, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability.  The new standard becomes effective for the Partnership on January 1, 2016. The Partnership does not believe that this standard will have a material impact on its ongoing financial reporting upon adoption.

In April 2015, the FASB issued ASU 2015-06, Effects on Historical Earnings per Unit of Master Limited Partnership Dropdown Transactions, which requires a master limited partnership (MLP) to allocate earnings (losses) of a transferred business entirely to the general partner when computing earnings per unit (EPU) for periods before the dropdown transaction occurred. The EPU for limited partners that was previously reported would not change as a result of the dropdown transaction. The ASU also requires an MLP to disclose the effects of the dropdown transaction on EPU for the periods before and after the dropdown transaction occurred. The new standard is effective for the Partnership on January 1, 2016.  The ASU requires retrospective application and early adoption is permitted. The Partnership has elected to early adopt ASU 2015-06, and its condensed combined consolidated financial statements and related disclosures reflect the application of this guidance.

Off-Balance Sheet Arrangements

As of September 30, 2015, we did not have any off-balance sheet arrangements.

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

Interest Rate Risk

Our primary exposure to interest rate risk results from outstanding borrowings under our revolving credit facility, which has a floating interest rate. We do not currently, but may in the future, hedge the interest on portions of our borrowings under our revolving credit facility from time‑to‑time in order to manage risks associated with floating interest rates. At September 30, 2015, we had $525 million of borrowings and no letters of credit outstanding under the revolving credit facility. A 1.0% increase in our revolving credit facility interest rate for the nine months ended September 30, 2015 would have resulted in an estimated $0.1 million increase in interest expense.

Credit Risk

We are dependent on Antero as our primary customer, and we expect to derive a substantial majority of our revenues from Antero for the foreseeable future. As a result, any event, whether in our area of operations or otherwise, that adversely affects Antero’s production, drilling schedule, financial condition, leverage, market reputation, liquidity, results of operations or cash flows may adversely affect our revenues and cash available for distribution.

Further, we are subject to the risk of non‑payment or non‑performance by Antero, including with respect to our gathering and compression and water services agreements. We cannot predict the extent to which Antero’s business would be impacted if conditions in the energy industry were to deteriorate further, nor can we estimate the impact such conditions would have on Antero’s ability to execute its drilling and development program or to perform under our agreement. Any material non‑payment or non‑performance by Antero could reduce our ability to make distributions to our unitholders.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report on Form 10-Q.  Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.  Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2015 at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the nine months ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are subject to federal, state and local regulations regarding air and water quality, hazardous and solid waste disposal and other environmental matters. On June 4, 2015 the West Virginia Department of Environmental Protection (“WVDEP”) issued us a Notice of Violation (“NOV”) for improper installation of engine catalyst at the startup of the North Canton Compressor Station.  We continue to work with the WVDEP to resolve this matter but believe it could result in monetary sanctions exceeding $100,000; however, we do not expect that any ultimate sanction will have a material impact on the financial position, results of operations, or liquidity of the Partnership.

Item 1A. Risk Factors.

We are subject to certain risks and hazards due to the nature of the business activities we conduct. For a discussion of these risks, see “Item 1A. Risk Factors” in our 2014 Form 10-K and Second Quarter 2015 Form 10-Q. The risks described in our 2014 Form 10-K could materially and adversely affect our business, financial condition, cash flows, and results of operations. The following risk factors update the risks described in our 2014 Form 10-K.  Except as set forth below, there have been no material changes to the risks described in our 2014 Form 10-K. We may experience additional risks and uncertainties not currently known to us; or, as a result of developments occurring in the future, conditions that we currently deem to be immaterial may also materially and adversely affect our business, financial condition, cash flows and results of operations.

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

We are substantially dependent on Antero as our only significant customer, and we expect to derive a substantial majority of our revenues from Antero for the foreseeable future. As a result, any event, whether in our area of operations or otherwise, that adversely affects Antero’s production, drilling and completion schedule, financial condition, leverage, market reputation, liquidity, results of operations or cash flows may adversely affect our revenues and cash available for distribution. Accordingly, we are indirectly subject to the business risks of Antero, including, among others:

•a reduction in or slowing of Antero’s development program, which would directly and adversely impact demand for our gathering and compression services and our water services;

•a reduction in or slowing of Antero’s completions, which would directly and adversely impact demand for our water services;

•the volatility of natural gas, NGLs and oil prices, which could have a negative effect on the value of Antero’s properties, its drilling programs or its ability to finance its operations;

•the availability of capital on an economic basis to fund Antero’s exploration and development activities;

•Antero’s ability to replace reserves;

•Antero’s drilling and operating risks, including potential environmental liabilities;

•transportation capacity constraints and interruptions;

•adverse effects of governmental and environmental regulation; and

•losses from pending or future litigation.

In late 2014, global energy commodity prices declined precipitously as a result of several factors, including an increase in worldwide commodity supplies, a stronger U.S. dollar, relatively mild weather in large portions of the U.S. during winter months, and strong competition among oil producing countries for market share. Commodity prices have continued to remain low through the third quarter of 2015; prices for West Texas Intermediate have remained at or below $50 per Bbl, and Henry Hub natural gas prices have remained below $3.00 per MMBtu.

Changes in commodity prices can significantly affect our capital resources, liquidity and expected operating results. Please see “—Because of the natural decline in production from existing wells, our success depends, in part, on Antero’s ability to replace declining production and our ability to secure new sources of natural gas from Antero or third parties. Any decrease in volumes of natural gas and produced water that Antero produces or any decrease in the number of wells that Antero completes could adversely affect our business and operating results.”

Further, we are subject to the risk of non-payment or non-performance by Antero, including with respect to our gathering and compression and water services agreements. We cannot predict the extent to which Antero’s business would be impacted if conditions in the energy industry continue to deteriorate, nor can we estimate the impact such conditions would have on Antero’s ability to execute its drilling and development program or perform under our gathering and compression and water services agreements. Any material non-payment or non-performance by Antero could reduce our ability to make distributions to our unitholders.

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

Because of the natural decline in production from existing wells, our success depends, in part, on Antero’s ability to replace declining production and our ability to secure new sources of natural gas from Antero or third parties. Additionally, our water services are directly associated with Antero’s well completion activities and water needs, which are partially driven by horizontal lateral lengths and the number of completion stages per well.  Any decrease in volumes of natural gas that Antero produces or any decrease in the number of wells that Antero completes, could adversely affect our business and operating results.

The natural gas volumes that support our gathering business depend on the level of production from natural gas wells connected to our systems, which may be less than expected and will naturally decline over time. To the extent Antero reduces its activity or otherwise ceases to drill and complete wells, revenues for our gathering and compression and water services will be directly and adversely affected. Our ability to maintain water services revenues is substantially dependent on continued completion activity by Antero or third parties over time, as well as the volumes of produced water. In addition, natural gas volumes from completed wells will naturally decline and our cash flows associated with these wells will also decline over time. In order to maintain or increase throughput levels on our gathering systems, we must obtain new sources of natural gas from Antero or third parties. The primary factors affecting our ability to obtain additional sources of natural gas include (i) the success of Antero’s drilling activity in our areas of operation, (ii) Antero’s acquisition of additional acreage and (iii) our ability to obtain dedications of acreage from third parties. Our fresh water distribution services, which make up a substantial portion of our water services revenues, will be in greatest demand in connection with completion activities. To the extent that Antero or other fresh water distribution customers complete wells with shorter lateral lengths, the demand for our fresh water distribution services would be reduced.

We have no control over Antero’s or other producers’ levels of development and completion activity in our areas of operation, the amount of reserves associated with wells connected to our systems or the rate at which production from a well declines. In addition, our fresh water distribution business is dependent upon active development in our areas of operation. In order to maintain or increase throughput levels on our fresh water distribution systems, we must service new wells. We have no control over Antero or other producers or their development plan decisions, which are affected by, among other things:

•the availability and cost of capital;

•prevailing and projected natural gas, NGLs and oil prices;

•demand for natural gas, NGLs and oil;

•levels of reserves;

•geologic considerations;

•environmental or other governmental regulations, including the availability of drilling permits and the regulation of hydraulic fracturing; and

•the costs of producing the gas and the availability and costs of drilling rigs and other equipment.

Fluctuations in energy prices can also greatly affect the development of reserves. In late 2014, global energy commodity prices declined precipitously as a result of several factors, including an increase in worldwide commodity supplies, a stronger U.S. dollar, relatively mild weather in large portions of the U.S. during winter months, and strong competition among oil producing countries for market share. Commodity prices have continued to remain low through the third quarter of 2015; prices for West Texas Intermediate have remained at or below $50 per Bbl, and Henry Hub natural gas prices have remained below $3.00 per MMBtu.  These lower prices have compelled most natural gas and oil producers, including Antero, to reduce the level of exploration, drilling and production activity. This will have a significant effect on our capital resources, liquidity and expected operating results. Any sustained reductions in natural gas and oil prices will directly affect Antero’s production, which would reduce our revenues and ability to pay distributions. Sustained reductions in development or production activity in our areas of operation could lead to reduced utilization of our services.

Due to these and other factors, even if reserves are known to exist in areas served by our assets, producers have chosen, and may choose in the future, not to develop those reserves. If reductions in development activity result in our inability to maintain the current levels of throughput on our systems, or our water services, or if reductions in lateral lengths result in a decrease in demand for our water services on a per well basis, those reductions could reduce our revenue and cash flow and adversely affect our ability to make cash distributions to our unitholders.

We may not be able to attract third-party gathering and compression volumes or opportunities to provide water services, which could limit our ability to grow and increase our dependence on Antero.

Part of our long-term growth strategy includes diversifying our customer base by identifying opportunities to offer services to third-parties. To date, substantially all of our revenues were earned from Antero. Our ability to increase throughput on our gathering and compression systems and water services systems and any related revenue from third parties is subject to numerous factors beyond our control, including competition from third parties and the extent to which we have available capacity when requested by third parties. To the extent that we lack available capacity on our systems for third-party volumes, we may not be able to compete effectively with third-party systems for additional oil and natural gas production in our areas of operation. In addition, some of our natural gas and NGLs marketing competitors for third-party volumes have greater financial resources and access to larger supplies of natural gas than those available to us, which could allow those competitors to price their services more aggressively than we do.

Our efforts to attract new unaffiliated customers may be adversely affected by (i) our relationship with Antero and the fact that a substantial majority of the capacity of our gathering and compression systems and water systems will be necessary to service Antero’s production and development and completion schedule and (ii) our desire to provide services pursuant to fee-based contracts. As a result, we may not have the capacity to provide services to third parties and/or potential third-party customers may prefer to obtain services pursuant to other forms of contractual arrangements under which we would be required to assume direct commodity exposure. Please read “Tax Risks to Common Unitholders— Our tax treatment depends on our status as a partnership for federal income tax purposes, as well as us not being subject to a material amount of entity level taxation. If the IRS were to treat us as a corporation for federal income tax purposes, or if we become subject to entity level taxation for state tax purposes, our cash available for distribution to you would be substantially reduced” for a further discussion of the foregoing.

Increased regulation of hydraulic fracturing could result in reductions or delays in natural gas, NGLs and oil production by our customers, which could reduce the throughput on our gathering and compression systems and the number of wells for which we provide water services, which could adversely impact our revenues.

All of Antero’s natural gas, NGLs and oil production is being developed from unconventional sources, such as shale formations. These reservoirs require hydraulic fracturing completion processes to release the liquids and natural gas from the rock so it can flow through casing to the surface. Hydraulic fracturing is a well stimulation process that utilizes large volumes of water and sand (or other proppant) combined with fracturing chemical additives that are pumped at high pressure to crack open previously impenetrable rock to release hydrocarbons. Hydraulic fracturing is typically regulated by state oil and gas commissions and similar agencies. Some states, including those in which we operate, have adopted, and other states are considering adopting, regulations that could impose more stringent disclosure and/or well construction requirements on hydraulic fracturing operations. In addition, the U.S. Environmental Protection Agency (the “EPA”) recently issued a study on the potential impacts of hydraulic fracturing on drinking water resources, which concluded that hydraulic fracturing activities have not led to widespread, systemic impacts on drinking water resources in the United States, although there may be above and below ground mechanisms by which hydraulic fracturing activities have the potential to impact drinking water resources. The draft report is expected to be finalized after a public comment period and a formal review by the EPA’s Science Advisory Board. More recently, in August 2015, the EPA proposed rules that would establish new air emission controls for methane emissions from certain equipment and processes in the oil and natural gas source category, including production, processing, transmission, and storage activities. The EPA’s proposed rule package includes first-time standards to address emissions of methane from equipment and processes across the source category, including hydraulically fractured oil and natural gas well completions, fugitive emissions from well sites and compressors, equipment leaks at natural gas processing plants, and pneumatic pumps. These proposed rules also extend existing requirements for the emission of volatile organic compounds to the same equipment and processes. At the same time, certain environmental groups have suggested that additional laws may be needed to more closely and uniformly regulate the hydraulic fracturing process, and legislation has been proposed by some members of Congress to provide for such regulation. We cannot predict whether any such legislation will ever be enacted and if so, what its provisions would be. If additional levels of regulation and permits were required through the adoption of new laws and regulations at the federal or state level, that could lead to delays, increased operating costs and process prohibitions that could reduce the volumes of liquids and natural gas that move through our gathering systems or reduce the number of wells drilled and completed that require fresh water for hydraulic fracturing activities, which in turn could materially adversely affect our revenues and results of operations.

Oil and natural gas producers’ operations, especially those using hydraulic fracturing, are substantially dependent on the availability of water. Restrictions on the ability to obtain water or changes in wastewater disposal requirements may incentivize water recycling efforts by oil and natural gas producers, which would decrease the demand for our fresh water distribution services.

Our business includes fresh water distribution for use in our customers’ natural gas, NGL and oil exploration and production activities. Water is an essential component of natural gas, NGL and oil production during the drilling, and in particular, the hydraulic fracturing process. We depend on Antero to source the fresh water we distribute. The availability of Antero’s water supply may be limited due to reasons such as prolonged drought. Some state and local governmental authorities have begun restricting the use of water subject to their jurisdiction for hydraulic fracturing to ensure adequate local water supply. Any such decrease in the demand for water services would adversely affect our business and results of operations.

Tax Risks to Common Unitholders

Our tax treatment depends on our status as a partnership for federal income tax purposes, as well as us not being subject to a material amount of entity-level taxation. If the IRS were to treat us as a corporation for federal income tax purposes, or if we become subject to entity-level taxation for state tax purposes, our cash available for distribution to you would be substantially reduced.

The anticipated after-tax economic benefit of an investment in our common units depends largely on our being treated as a partnership for federal income tax purposes. Despite the fact that we are organized as a limited partnership under Delaware law, we would be treated as a corporation for U.S. federal income tax purposes unless we satisfy a “qualifying income” requirement. Based upon our current operations, we believe we satisfy the qualifying income requirement.

On May 26, 2015, we received a favorable private letter ruling from the IRS providing that gross income earned by us from (i) the delivery of water for use in the exploration and production of oil and gas and (ii) the collection, treatment and transport of flowback, produced water, other fluids and residual salt that are byproducts of the exploration and production of oil and gas will constitute “qualifying income” under section 7704 of the Internal Revenue Code.  In connection with the acquisition of Antero’s integrated water business on September 23, 2015, our wholly-owned subsidiary Antero Water entered into a water services agreement with Antero, pursuant to which Antero Water will provide Antero with such fresh water delivery, high rate transfer and wastewater treatment services, which we believe will satisfy the qualifying income requirements described in the private letter ruling.  In the future, if we agree to provide third parties with fresh water delivery services without the provision of wastewater treatment services, such operations may not generate qualifying income under the requirements described in the private letter ruling. We have not requested, and do not plan to request, a ruling from the IRS on any other matter affecting us. Failing to meet the qualifying income requirement or a change in current law could cause us to be treated as a corporation for U.S. federal income tax purposes or otherwise subject us to taxation as an entity.

If we were treated as a corporation for federal income tax purposes, we would pay U.S. federal income tax on our taxable income at the corporate tax rate, which is currently a maximum of 35%. Distributions to you would generally be taxed again as corporate distributions, and no income, gains, losses or deductions would flow through to you. Because a tax would be imposed upon us as a corporation, our cash available for distribution to you would be substantially reduced. Therefore, treatment of us as a corporation would result in a material reduction in the anticipated cash flow and after-tax return to the unitholders, likely causing a substantial reduction in the value of our common units.

Our partnership agreement provides that if a law is enacted or existing law is modified or interpreted in a manner that subjects us to taxation as a corporation or otherwise subjects us to entity-level taxation for U.S. federal, state or local income tax purposes, the minimum quarterly distribution amount and the target distribution amounts may be adjusted to reflect the impact of that law on us. We own assets and conduct business in Colorado, West Virginia, Ohio and Pennsylvania. Several states have been evaluating ways to subject partnerships to entity-level taxation through the imposition of state income, franchise or other forms of taxation. For example, Ohio imposes a commercial activity tax of 0.26% on taxable gross receipts with a “substantial nexus” with Ohio. Imposition of a similar tax on us in other jurisdictions that we may expand to could substantially reduce our cash available for distribution to you.

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

We prorate our items of income, gain, loss and deduction between transferors and transferees of our units each month based upon the ownership of our units on the first day of each month, instead of on the basis of the date a particular unit is transferred. However, the Department of the Treasury and the IRS issued Treasury Regulations pursuant to which a publicly traded partnership may use a similar monthly simplifying convention to allocate tax items among transferor and transferee unitholders although such tax items must be prorated on a daily basis. The Partnership is currently evaluating these regulations, which will apply beginning with our taxable year that begins on January 1, 2016. The Treasury Regulations do not specifically authorize the use of the proration method we have currently adopted. If the IRS were to challenge our proration method or new Treasury Regulations were issued, we may be required to change the allocation of items of income, gain, loss and deduction among our unitholders.

Item 2.  Unregistered Sales of Equity Securities.

On September 23, 2015, the Partnership completed the previously announced sale of 12,898,000 common units at $18.84 per common unit for net proceeds of approximately $240.2 million (the “Private Placement”). The Partnership used a portion of the net proceeds of the Private Placement to repay indebtedness assumed from Antero and to partially fund the Water Acquisition.  Barclays Capital Inc. acted as the sole placement agent in the Private Placement. The common units were offered and sold in the Private Placement pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act. Other exemptions from registration may have applied.

Also on September 23, 2015, in consideration for the Water Acquisition, the Partnership paid Antero approximately $794 million, less approximately $171 million of indebtedness assumed by the Partnership, and issued 10,988,421 common units to Antero. The common units were offered and sold pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act. Other exemptions from registration may have applied.

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

The disclosure below relates solely to activities conducted by SAMIH and its non-U.S. affiliates.  The disclosure does not relate to any activities conducted by us or by WP and does not involve our or WP’s management.  Neither we nor WP has had any involvement in or control over the disclosed activities of SAMIH, and neither we nor WP has independently verified or participated in the preparation of the disclosure.  Neither we nor WP is representing as to the accuracy or completeness of the disclosure nor do we or WP undertake any obligation to correct or update it.

We understand that SAMIH’s affiliates intend to disclose in their next annual or quarterly SEC report that:

(a) Santander UK plc (“Santander UK”) holds frozen savings accounts and one current account for two customers resident in the United Kingdom (“U.K.”) who are currently designated by the United States (“U.S.”) for terrorism. The accounts held by each customer were blocked after the customer’s designation and have remained blocked and dormant throughout the nine months ended September 30, 2015. Revenue generated by Santander UK on these accounts is negligible.

(b) An Iranian national, resident in the U.K., who is currently designated by the U.S. under the Iranian Financial Sanctions Regulations and the Weapons of Mass Destruction Proliferators Sanctions Regulations (“NPWMD”), holds a mortgage with Santander UK that was issued prior to any such designation. No further drawdown has been made (or would be allowed) under this mortgage although Santander UK continues to receive repayment installments. In the nine months ended September 30, 2015, total revenue in connection with the mortgage was approximately £2,928 while net profits were negligible relative to the overall profits of Santander UK. Santander UK does not intend to enter into any new relationships with this customer, and any disbursements will only be made in accordance with applicable sanctions. The same Iranian national also holds two investment accounts with Santander ISA Managers Limited. The accounts have remained frozen during the nine months ended September 30, 2015. The investment returns are being automatically reinvested, and no disbursements have been made to the customer. Total revenue for the Santander group in connection with the investment accounts was approximately £161 while net profits in the nine months ended September 30, 2015 were negligible relative to the overall profits of Santander.

(c) In addition, during the third quarter of 2015 two additional Santander UK customers were designated. First, a UK national designated by the U.S. under the Specially Designated Global Terrorist (“SDGT”) sanctions program who is on the U.S. Specially Designated National (“SDN”) list. This customer holds a bank account which generated revenue of approximately £183 during the third quarter of 2015. A stop was placed on the account. Net profits in the third quarter of 2015 were negligible relative to the overall profits of Santander. Second, a UK national also designated by the U.S. under the SDGT sanctions program and on the U.S. SDN list, held a bank account. No transactions were made in the third quarter of 2015 and the account is blocked and in arrears.

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

ANTERO MIDSTREAM PARTNERS LP

By:	ANTERO RESOURCES MIDSTREAM MANAGEMENT LLC, its general partner

By:	/s/ Glen C. Warren, Jr.
Glen C. Warren, Jr.
President, Chief Financial Officer and Secretary

Date:	October 28, 2015

EXHIBIT INDEX

2.1

Contribution, Conveyance and Assumption Agreement, dated as of September 17, 2015, by and among Antero Resources Corporation, Antero Midstream Partners LP and Antero Treatment LLC (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K (Commission File No. 001-36719) filed on September 18, 2015).

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

10.1

Common Unit Purchase Agreement, dated as of September 17, 2015, by and among Antero Midstream Partners LP and the Purchasers named therein (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (Commission File No. 001-36719) filed on September 18, 2015).

10.2

Secondment Agreement, dated as of September 23, 2015, by and between Antero Midstream Partners LP, Antero Resources Midstream Management LLC, Antero Midstream LLC, Antero Water LLC, Antero Treatment LLC and Antero Resources Corporation (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (Commission File No. 001-36719) filed on September 24, 2015).

10.3

Amended and Restated Services Agreement, dated as of September 23, 2015, by and among Antero Midstream Partners LP, Antero Resources Midstream Management LLC and Antero Resources Corporation (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (Commission File No. 001-36719) filed on September 24, 2015).

10.4

First Amendment and Joinder Agreement, dated as of September 23, 2015 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K (Commission File No. 001-36719) filed on September 24, 2015).

10.5	*†	Water Services Agreement, dated as of September 23, 2015, by and between Antero Resources Corporation and Antero Water LLC.
31.1	*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241).
31.2	*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241).
32.1	*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
32.2	*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
101	*

The following financial information from this Form 10-Q of ANTERO MIDSTREAM PARTNERS, LP for the quarter ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Partners’ Capital, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

The exhibits marked with the asterisk symbol (*) are filed or furnished with this Quarterly Report on Form 10-Q.

†Portions of this exhibit have been omitted pursuant to a request for confidential treatment.