Form 10-Q
period 2016-03-31
Antero Midstream Partners LP
filed 2016-04-27
CIK 1598968

T’s

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  ☐ Yes  ☒ No

As of April 25, 2016, there were 100,230,728 common units and 75,940,957 subordinated units outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Some of the information in this report may contain forward-looking statements. Forward-looking statements give our current expectations, contain projections of results of operations or of financial condition, or forecasts of future events. Words such as “may,” “assume,” “forecast,” “position,” “predict,” “strategy,” “expect,” “intend,” “plan,” “estimate,” “anticipate,” “believe,” “project,” “budget,” “potential,” or “continue,” and similar expressions are used to identify forward-looking statements. They can be affected by assumptions used or by known or unknown risks or uncertainties. Consequently, no forward-looking statements can be guaranteed. When considering these forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this report. Actual results may vary materially. You are cautioned not to place undue reliance on any forward-looking statements. You should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties. Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements include:

•	Antero Resources Corporation’s production and drilling and development plan;
•	our ability to execute our business strategy;
•	natural gas, natural gas liquids (“NGLs”) and oil prices;
•	competition and government regulations;
•	actions taken by third-party producers, operators, processors and transporters;
•	pending legal or environmental matters;
•	costs of conducting our gathering and compression operations;
•	general economic conditions;
•	credit markets;
•	operating hazards, natural disasters, weather-related delays, casualty losses and other matters beyond our control;
•	uncertainty regarding our future operating results; and
•	plans, objectives, expectations and intentions in this Form 10-Q that are not historical.

We caution you that these forward-looking statements are subject to all of the risks and uncertainties, most of which are difficult to predict and many of which are beyond our control, incident to the gathering and compression and water handling business. These risks include, but are not limited to, commodity price volatility, inflation, environmental risks, drilling and completion and other operating risks, regulatory changes, the uncertainty inherent in projecting future rates of production, cash flow and access to capital, the timing of development expenditures, and the other risks described under “Risk Factors” in this report, in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission on February 24, 2016 (the “2015 Form 10-K).

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

PART I—FINANCIAL INFORMATION

Item 1.Financial Statements

ANTERO MIDSTREAM PARTNERS LP

Condensed Combined Consolidated Balance Sheets

December 31, 2015 and March 31, 2016

(Unaudited)

(In thousands, except unit counts)

	December 31,	March 31,
	2015	2016
Assets
Current assets:
Cash and cash equivalents	$6,883	$14,478
Accounts receivable–Antero	65,712	63,445
Accounts receivable–third party	2,707	1,292
Prepaid expenses	—	336
Total current assets	75,302	79,551
Property and equipment
Gathering and compressions systems	1,485,835	1,527,205
Water handling and treatment systems	565,616	582,331
Less accumulated depreciation	(157,625)	(181,448)
Property and equipment, net	1,893,826	1,928,088
Other assets, net	10,904	19,807
Total assets	$1,980,032	$2,027,446
Liabilities and Partners' capital
Current liabilities:
Accounts payable	$10,941	$11,338
Accounts payable–Antero	2,138	3,736
Accrued capital expenditures	50,022	22,101
Accrued ad valorem tax	7,195	8,454
Accrued liabilities	28,168	27,722
Other current liabilities	150	156
Total current liabilities	98,614	73,507
Long-term liabilities
Long-term debt	620,000	680,000
Contingent acquisition consideration (Note 8)	178,049	181,445
Other	624	584
Total liabilities	897,287	935,536
Contingencies (Note 10)
Partners' capital:
Common unitholders - public (59,286,451 units and 67,292,931 units issued and outstanding at December 31, 2015 and March 31, 2016, respectively)	1,351,317	1,360,212
Common unitholder - Antero (40,929,378 units and 32,929,378 units issued and outstanding at December 31, 2015 and March 31, 2016, respectively)	30,186	26,611
Subordinated unitholder - Antero (75,940,957 units issued and outstanding at December 31, 2015 and March 31, 2016)	(299,727)	(296,763)
General partner	969	1,850
Total partners' capital	1,082,745	1,091,910
Total liabilities and partners' capital	$1,980,032	$2,027,446

See accompanying notes to condensed combined consolidated financial statements.

ANTERO MIDSTREAM PARTNERS LP

Condensed Combined Consolidated Statements of Operations and Comprehensive Income

Three Months Ended March 31, 2015, and 2016

(Unaudited)

(In thousands, except unit counts and per unit amounts)

	Three months ended March 31,
	2015	2016

Revenue:
Gathering and compression–Antero	$52,243	$69,116
Water handling and treatment–Antero	33,441	66,439
Gathering and compression–third party	—	275
Water handling and treatment–third party	151	—
Total revenue	85,835	135,830
Operating expenses:
Direct operating	19,301	49,141
General and administrative (including $5,779 and $5,972 of equity-based compensation in 2015 and 2016, respectively)	11,919	13,091
Depreciation	20,702	23,823
Contingent acquisition consideration accretion	—	3,396
Total operating expenses	51,922	89,451
Operating income	33,913	46,379
Interest expense, net	1,586	3,461
Net income and comprehensive income	32,327	42,918
Pre-Water Acquisition net income attributed to parent	(16,679)	—
General partner interest in net income attributable to incentive distribution rights	—	(1,850)
Limited partners' interest in net income	$15,648	$41,068
Net income per limited partner unit:
Basic:
Common units	$0.10	$0.23
Subordinated units	$0.10	$0.23
Diluted:
Common units	$0.10	$0.23
Subordinated units	$0.10	$0.23
Weighted average number of limited partner units outstanding:
Basic:
Common units	75,941	100,213
Subordinated units	75,941	75,941
Diluted:
Common units	75,942	100,219
Subordinated units	75,941	75,941

See accompanying notes to condensed combined consolidated financial statements.

ANTERO MIDSTREAM PARTNERS LP

Condensed Combined Consolidated Statements of Partners’ Capital

Three Months Ended March 31, 2016

(Unaudited)

(In thousands)

	Partnership
	Common Unitholders Public	Common Unitholder Antero	Subordinated Unitholder	General Partner	Total
Balance at December 31, 2015	$1,351,317	$30,186	$(299,727)	$969	$1,082,745
Net income and comprehensive income	13,855	9,508	17,705	1,850	42,918
Distributions to unitholders	(13,044)	(9,004)	(16,708)	(969)	(39,725)
Equity-based compensation	1,665	2,340	1,967	—	5,972
Sale of 8,000,000 units held by Antero to public	6,419	(6,419)	—	—	—
Balance at March 31, 2016	$1,360,212	$26,611	$(296,763)	$1,850	$1,091,910

See accompanying notes to condensed combined consolidated financial statements.

ANTERO MIDSTREAM PARTNERS LP

Condensed Combined Consolidated Statements of Cash Flows

Three Months Ended March 31, 2015, and 2016

(Unaudited)

(In thousands)

	Three months ended March 31,
	2015	2016
Cash flows provided by operating activities:
Net income	$32,327	$42,918
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation	20,702	23,823
Accretion of contingent acquisition consideration	—	3,396
Equity-based compensation	5,779	5,972
Amortization of deferred financing costs	244	366
Changes in assets and liabilities:
Accounts receivable–Antero	1,880	2,267
Accounts receivable–third party	4,458	1,415
Prepaid expenses	162	(336)
Accounts payable	577	116
Accounts payable–Antero	641	1,598
Accrued ad valorem tax	—	1,259
Accrued liabilities	3,302	(446)
Net cash provided by operating activities	70,072	82,348
Cash flows used in investing activities:
Additions to gathering and compression systems	(85,737)	(48,686)
Additions to water handling and treatment systems	(21,315)	(37,036)
Change in other assets	(7,515)	(9,270)
Net cash used in investing activities	(114,567)	(94,992)
Cash flows provided by (used in) financing activities:
Deemed distribution to Antero, net	(28,937)	—
Distributions to unitholders	(14,322)	(39,725)
Borrowings on bank credit facilities, net	20,000	60,000
Payments of deferred financing costs	(14)	—
Other	(85)	(36)
Net cash provided by (used in) financing activities	(23,358)	20,239
Net increase (decrease) in cash and cash equivalents	(67,853)	7,595
Cash and cash equivalents, beginning of period	230,192	6,883
Cash and cash equivalents, end of period	$162,339	$14,478
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$1,393	$3,686
Supplemental disclosure of noncash investing activities:
Decrease in accrued capital expenditures and accounts payable for property and equipment	$(21,062)	$(27,640)

See accompanying notes to condensed combined consolidated financial statements.

ANTERO MIDSTREAM PARTNERS LP

Notes to Condensed Combined Consolidated Financial Statements

December 31, 2015 and March 31, 2016

(1)Business and Organization

Antero Midstream Partners LP (the “Partnership”) is a growth-oriented limited partnership formed by Antero Resources Corporation (“Antero”) to own, operate and develop midstream energy assets to service Antero’s increasing production. The Partnership’s assets consist of gathering pipelines, compressor stations and water handling and treatment assets, through which the Partnership provides midstream services to Antero under long-term, fixed-fee contracts. Our assets are located in the southwestern core of the Marcellus Shale in northwest West Virginia and the core of the Utica Shale in southern Ohio. The Partnership’s condensed combined consolidated financial statements as of March 31, 2016, include the accounts of the Partnership, Antero Midstream LLC (“Midstream Operating”), Antero Water LLC (“Antero Water”), and Antero Treatment LLC (“Antero Treatment”), all of which are entities under common control.

On September 23, 2015, Antero contributed (the “Water Acquisition”) (i) all of the outstanding limited liability company interests of Antero Water to the Partnership and (ii) all of the assets, contracts, rights, permits and properties owned or leased by Antero and used primarily in connection with the construction, ownership, operation, use or maintenance of Antero’s advanced waste water treatment complex to be constructed in Doddridge County, West Virginia, to Antero Treatment (collectively, (i) and (ii) are referred to herein as the “Contributed Assets”). Our results for the three months ended March 31, 2015 have been recast to include the historical results of Antero Water because the transaction was between entities under common control. Antero Water’s operations prior to the Water Acquisition consisted entirely of water fresh handling operations.

References to “the Partnership,” “we,” “our,” “us” or like terms, when referring to the three months ended March 31, 2015, refer to the Partnership’s gathering and compression assets and operations, and include Antero’s water assets and operations, which were contributed to us on September 23, 2015. References to “the Partnership,” “we,” “our,” “us” or like terms, when referring to the three months ended March 31, 2016 or when used in the present tense or prospectively, refer to Antero Midstream Partners LP.

The Partnership’s gathering and compression assets consist of 8-, 12-, 16-, 20-, and 24-inch high and low pressure gathering pipelines and compressor stations that collect natural gas, NGLs and oil from Antero’s wells in West Virginia and in Ohio. The Partnership’s assets also include two independent fresh water distribution systems that deliver water used by Antero for hydraulic fracturing activities in Antero’s operating areas. The fresh water distribution systems consist of permanent buried pipelines, surface pipelines and fresh water storage facilitates, as well as pumping stations and impoundments to transport fresh water throughout the pipeline system.

The Partnership has the right to participate in up to a 15% non-operating equity interest in the 67-mile Stonewall gathering pipeline for which Antero is an anchor shipper. The Stonewall gathering pipeline was placed into service on November 30, 2015 and Antero has a firm commitment of 900 MMBtu/d through the system. The Partnership’s option expires six months following the date on which the regional gathering system was placed into service, or May 30, 2016. In addition, the Partnership has entered into a right-of-first-offer agreement with Antero to provide Antero with gas processing or NGLs fractionation, transportation or marketing services in the future.

(2)Summary of Significant Accounting Policies

(a) Basis of Presentation

These condensed combined consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) applicable to interim financial information, and should be read in the context of the December 31, 2015 combined consolidated financial statements and notes thereto for a more complete understanding of the Partnership’s operations, financial position, and accounting policies.  The December 31, 2015 combined consolidated financial statements were originally filed with the SEC in the 2015 Form 10-K.

The accompanying unaudited condensed combined consolidated financial statements of the Partnership have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, and, accordingly, do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, these statements include all adjustments (consisting of normal and recurring accruals) considered necessary for a fair presentation of the Partnership’s financial position as of December 31, 2015 and March

ANTERO MIDSTREAM PARTNERS LP

Notes to Condensed Combined Consolidated Financial Statements

December 31, 2015 and March 31, 2016

31, 2016, and the results of its operations and its cash flows for the three months ended March 31, 2015 and 2016. The Partnership has no items of other comprehensive income; therefore, its net income is identical to its comprehensive income. Operating results for the period ended March 31, 2016 are not necessarily indicative of the results that may be expected for the full year.

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

Transactions between us and Antero have been identified in the condensed combined consolidated financial statements (see Note 3).

As of the date these condensed combined consolidated financial statements were filed with the SEC, the Partnership completed its evaluation of potential subsequent events for disclosure and no items requiring disclosure were identified, except the declaration of a cash distribution to unitholders, as described in Note 6—Partnership Equity and Distributions.

(b)Revenue Recognition

We provide gathering and compression and water handling and treatment services under fee-based contracts primarily based on throughput or cost plus margin. Under these arrangements, we receive fees for gathering oil and gas products, compression services, and water handling and treatment services. The revenue we earn from these arrangements is directly related to (1) in the case of natural gas gathering and compression, the volumes of metered natural gas that we gather, compress and deliver to natural gas compression sites or other transmission delivery points, (2) in the case of oil and condensate gathering, the volumes of metered oil and condensate that we gather and deliver to other transmission delivery points, (3) in the case of fresh water delivery, the quantities of fresh water delivered to our customers for use in their well completion operations, or (4) in the case of water handling and treatment, our third party out-of-pocket costs plus 3%. We recognize revenue when all of the following criteria are met: (1) persuasive evidence of an agreement exists, (2) services have been rendered, (3) prices are fixed or determinable and (4) collectability is reasonable assured.

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

(d)Cash and Cash Equivalents

Prior to September 23, 2015 Antero Water’s operations were funded by Antero. Net amounts funded by Antero are reflected as “Deemed distribution to Antero, net” on the accompanying statements of Condensed Combined Consolidated Cash Flows.

We consider all liquid investments purchased with an initial maturity of three months or less to be cash equivalents. The carrying value of cash and cash equivalents approximates fair value due to the short-term nature of these instruments.

ANTERO MIDSTREAM PARTNERS LP

Notes to Condensed Combined Consolidated Financial Statements

December 31, 2015 and March 31, 2016

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

Our investment in property and equipment for the periods presented is as follows:

(in thousands)	Estimated useful lives	As of December 31, 2015	As of March 31, 2016
Land	n/a	$3,430	$3,430
Fresh water surface pipelines and equipment	5 years	34,402	34,482
Above ground storage tanks	10 years	4,296	4,296
Fresh water permanent buried pipelines and equipment	20 years	410,202	411,722
Gathering and compression systems	20 years	1,291,871	1,325,562
Construction-in-progress	n/a	307,250	330,044
Total property and equipment		2,051,451	2,109,536
Less accumulated depreciation		(157,625)	(181,448)
Property and equipment, net		$1,893,826	$1,928,088

(f)Impairment of Long‑Lived Assets

We evaluate our long‑lived assets for impairment when events or changes in circumstances indicate that the related carrying values of the assets may not be recoverable.  Generally, the basis for making such assessments is undiscounted future cash flow projections for the unit being assessed.  If the carrying values of the assets are deemed not recoverable, the carrying values are reduced to the estimated fair value, which are based on discounted future cash flows or other techniques, as appropriate.  No impairments for such assets have been recorded through March 31, 2016.

(g)Asset Retirement Obligations

Our gathering pipelines, compressor stations and fresh water distribution pipelines and facilities have an indeterminate life, if properly maintained. A liability will be recorded only if and when a future retirement obligation with a determinable life can be estimated. We are not able to make a reasonable estimate of when future dismantlement and removal dates of our pipelines, compressor stations and facilities, will occur and, because it has been determined that abandonment of all other ancillary assets would require minimal costs, we have not recorded asset retirement obligations at December 31, 2015 or March 31, 2016.

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

December 31, 2015 and March 31, 2016

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

(i)Equity‑Based Compensation

On March 30, 2016, the FASB issued ASU No. 2016-09, Stock Compensation–Improvements to Employee Share-Based Payment Accounting, and the Partnership has elected to early-adopt the standard as of March 31, 2016. See Note 2 (l) Recently Adopted Accounting Pronouncements.

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

In connection with our initial public offering (“IPO”), our general partner adopted the Antero Midstream Partners LP Long-Term Incentive Plan (“Midstream LTIP”), pursuant to which certain non-employee directors of our general partner and certain officers, employees and consultants of our general partner and its affiliates are eligible to receive awards representing equity interests in the Partnership. An aggregate of 10,000,000 common units may be delivered pursuant to awards under the Midstream LTIP, subject to customary adjustments. For accounting purposes, these units are treated as if they are distributed from us to Antero. Antero recognizes compensation expense for the units awarded to its employees and a portion of that expense is allocated to us. See Note 5—Equity-Based Compensation.

(j)Income Taxes

Our condensed combined consolidated financial statements do not include a provision for income taxes as we are treated as a partnership for federal and state income tax purposes, with each partner being separately taxed on its share of taxable income.

(k)Fair Value Measures

The Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosures, clarifies the definition of fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This guidance also relates to all nonfinancial assets and liabilities that are not recognized or disclosed on a recurring basis (e.g., the initial recognition of asset retirement obligations and impairments of long ‑lived assets). The fair value is the price that we estimate would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A fair value hierarchy is used to prioritize inputs to valuation techniques used to estimate fair value. An asset or liability subject to the fair value requirements is categorized within the hierarchy based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The highest priority (Level 1) is given to unadjusted quoted market prices in active markets for identical assets or liabilities, and the lowest priority (Level 3) is given to unobservable inputs. Level 2 inputs are data, other than quoted prices included within Level 1, that are observable for the asset or liability, either directly or indirectly.

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

ANTERO MIDSTREAM PARTNERS LP

Notes to Condensed Combined Consolidated Financial Statements

December 31, 2015 and March 31, 2016

(l) Recently Adopted Accounting Pronouncements

On March 30, 2016, the FASB issued ASU No. 2016-09, Stock Compensation–Improvements to Employee Share-Based Payment Accounting.  This standard simplifies or clarifies several aspects of the accounting for equity-based payment awards, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.  Certain of these changes are required to be applied retrospectively, while other changes are required to be applied prospectively.  The Partnership has elected to early-adopt the standard as of March 31, 2016.

As a result of adopting this standard, we will reclassify cash outflows attributable to tax withholdings on the net settlement of equity-classified awards from operating cash flows to financing cash flows. No retrospective adjustments to the condensed combined consolidated statement of cash flows were required for the three months ended March 31, 2015, because no equity compensation awards were settled during this period.

(3)Transactions with Affiliates

(a)Revenues

Gathering and compression revenues earned from Antero were $52.2 million and $69.1 million during the three months ended March 31, 2015 and 2016, respectively. Water handling revenues earned from Antero were $33.4 million and $66.4 million during the three months ended March 31, 2015 and 2016, respectively.  Water handling revenue includes waste water treatment and high rate transfer revenue of zero and $33.9 million during the three months ended March 31, 2015 and 2016, respectively, which is calculated as third party out-of-pocket costs plus 3%.

(b)Accounts receivable—Antero and Accounts payable—Antero

Accounts receivable—Antero represents amounts due from Antero, primarily related to gathering and compression services and water handling and treatment services. Accounts payable—Antero represents amounts due to Antero for general and administrative expenses and other costs.

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

(d)Allocation of Costs

The employees supporting our operations are employees of Antero. Direct operating expense includes allocated costs of $0.7 million and $0.9 million during the three months ended March 31, 2015 and 2016, respectively, related to labor charges for Antero employees associated with the operation of our gathering lines, compressor stations, and water handling and treatment assets. General and administrative expense includes allocated costs of $10.9 million and $12.4 million during the three months ended March 31, 2015 and 2016, respectively. These costs relate to: (i) various business services, including payroll processing, accounts payable processing and facilities management, (ii) various corporate services, including legal, accounting, treasury, information technology and human resources and (iii) compensation, including equity-based compensation (see Note 5—Equity-Based Compensation for more information). These expenses are charged or allocated to us based on the nature of the expenses and are allocated based on a combination of our proportionate share of Antero’s gross property and equipment, capital expenditures and labor costs, as applicable.

ANTERO MIDSTREAM PARTNERS LP

Notes to Condensed Combined Consolidated Financial Statements

December 31, 2015 and March 31, 2016

(e)Agreements

The Partnership has entered into various agreements with Antero, as summarized below.

Gathering and Compression

In connection with the IPO on November 10, 2014, the Partnership entered in a 20-year gathering and compression agreement, whereby Antero has agreed to dedicate all of its current and future acreage in West Virginia, Ohio and Pennsylvania to us (other than the existing third-party commitments). The initial term of the gathering and compression agreement is 20 years from the date thereof and from year to year thereafter until terminated by either party. We also have an option to gather and compress natural gas produced by Antero on any acreage it acquires in the future outside of West Virginia, Ohio and Pennsylvania on the same terms and conditions. Under the gathering and compression agreement, we receive a low pressure gathering fee of $0.30 per Mcf, a high pressure gathering fee of $0.18 per Mcf, a compression fee of $0.18 per Mcf, and a condensate gathering fee of $4.00 per Bbl, in each case subject to CPI-based adjustments. If and to the extent Antero requests that we construct new high pressure lines and compressor stations, the gathering and compression agreement contains minimum volume commitments that require Antero to utilize or pay for 75% and 70% , respectively, of the capacity of such new construction. Additional high pressure lines and compressor stations installed on our own initiative are not subject to such volume commitments. These minimum volume commitments on new infrastructure are intended to support the stability of our cash flows.

Water Services Agreement

In connection with the Water Acquisition on September 23, 2015, the Partnership entered a 20-year Water Services Agreement with Antero whereby we have agreed to provide certain fluid handling services to Antero within an area of dedication in defined service areas in Ohio and West Virginia and Antero agreed to pay monthly fees to us for all fluid handling services provided by us in accordance with the terms of the Water Services Agreement. The initial term of the Water Services Agreement is 20 years from the date thereof and from year to year thereafter until terminated by either party. Under the agreement, Antero will pay a fixed fee of $3.685 per barrel in West Virginia and $3.635 per barrel in Ohio and all other locations for fresh water deliveries by pipeline directly to the well site, subject to annual CPI-based adjustments. Antero has committed to pay a fee on a minimum volume of fresh water deliveries in calendar years 2016 through 2019. Antero is obligated to pay a minimum volume fee to us in the event the aggregate volume of fresh water delivered to Antero under the Water Services Agreement is less than 90,000 barrels per day in 2016, 100,000 barrels per day in 2017 and 120,000 barrels per day in 2018 and 2019. Antero also agreed to pay us a fixed fee of $4.00 per barrel for waste water treatment at the advanced waste water treatment complex and a fee per barrel for waste water collected in trucks owned by the Partnership, in each case subject to annual CPI-based adjustments. Until such time as the advanced waste water treatment complex is placed into service or we operate our own fleet of trucks for transporting waste water, the Partnership will continue to contract with third parties to provide Antero flow back and produced water services and Antero will reimburse us third party out-of-pocket costs plus 3%. Waste water treatment and high rate transfer revenue were zero and $33.9 million during the three months ended March 31, 2015 and 2016, respectively, and waste water treatment and high rate transfer operating expenses were zero and $32.9 million during the three months ended March 31, 2015 and 2016, respectively.

Secondment Agreement

On September 23, 2015, the Partnership entered into a secondment agreement with Antero, our general partner, Midstream Operating, Antero Water and Antero Treatment, whereby Antero has agreed to provide seconded employees to perform certain operational services with respect to the Partnership’s gathering and compression facilities and the Contributed Assets, and the Partnership has agreed to reimburse Antero for expenditures incurred by Antero in the performance of those operational services. The initial term of the secondment agreement is 20 years from November 10, 2014, and from year to year thereafter.

ANTERO MIDSTREAM PARTNERS LP

Notes to Condensed Combined Consolidated Financial Statements

December 31, 2015 and March 31, 2016

(4)Long-Term Debt

Revolving Credit Facility

On November 10, 2014, in connection with the closing of the IPO, the Partnership entered into a revolving credit facility with a syndicate of bank lenders. The revolving credit facility provides for lender commitments of $1.5 billion and a letter of credit sublimit of $150 million. The revolving credit facility matures on November 10, 2019.

The revolving credit facility is ratably secured by mortgages on substantially all of our properties, including the properties of our subsidiaries, and guarantees from our subsidiaries. The revolving credit facility contains certain covenants including restrictions on indebtedness, and requirements with respect to leverage and interest coverage ratios. The revolving credit facility provides that, so long as no event of default exists or would be caused thereby, and only to the extent permitted by our organizational documents, distributions to the holders of our equity interests may be made in accordance with the cash distribution policy adopted by the board of directors of our general partner in connection with the IPO. The Partnership was in compliance with all of the financial covenants under the revolving credit facility as of December 31, 2015 and March 31, 2016.

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

At December 31, 2015 and March 31, 2016, we had borrowings under the revolving credit facility of $620 million and $680 million, respectively, with a weighted average interest rate of 1.94%.  No letters of credit were outstanding at December 31, 2015 or March 31, 2016.

(5)Equity-Based Compensation

Our general and administrative expenses include equity-based compensation costs allocated to us by Antero for grants made pursuant to: (i) the Antero Resources Corporation Long‑Term Incentive Plan (the “Antero LTIP”); (ii) profits interests awards valued in connection with the Antero reorganization pursuant to its initial public offering of common stock; and (iii) the Midstream LTIP. Equity‑based compensation expense allocated to us was $5.8 million and $6.0 million for the three months ended March 31, 2015 and 2016, respectively. These expenses were allocated to us based on our proportionate share of Antero’s labor costs. Antero has unamortized expense totaling approximately $228.8 million as of March 31, 2016 related to its various equity-based compensation plans, which includes the Midstream LTIP. A portion of this will be allocated to us as it is amortized over the remaining service period of the related awards.

Midstream LTIP

Our general partner manages our operations and activities and Antero employs the personnel who provide support to our operations. In connection with the IPO, our general partner adopted the Midstream LTIP, pursuant to which non‑employee directors of our general partner and certain officers, employees and consultants of our general partner and its affiliates are eligible to receive awards representing ownership interests in the Partnership. An aggregate of 10,000,000 common units may be delivered pursuant to awards under the Midstream LTIP, subject to customary adjustments. A total of 7,953,111 common units are available for future grant under the Midstream LTIP as of March 31, 2016. Restricted units and phantom units granted under the Midstream LTIP vest subject to the satisfaction of service requirements, upon the completion of which common units in the Partnership are delivered to the holder of the restricted units or phantom units. Compensation related to each restricted unit and phantom unit award is recognized on a straight-line basis over the requisite service period of the entire award. The grant date fair values of these awards are determined based on the closing price of the Partnership’s common units on the date of grant. These units are accounted for as if they are distributed by the Partnership to Antero. Antero recognizes compensation expense for the units awarded and a portion of that expense is allocated to the Partnership. Antero allocates equity-based compensation expense to the Partnership based on our proportionate share of Antero’s labor costs. The Partnership’s portion of

ANTERO MIDSTREAM PARTNERS LP

Notes to Condensed Combined Consolidated Financial Statements

December 31, 2015 and March 31, 2016

the equity-based compensation expense is included in general and administrative expenses, and recorded as a credit to the applicable classes of partners’ capital.

A summary of restricted unit and phantom unit awards activity during the three months ended March 31, 2016 is as follows:

		Weighted average	Aggregate
	Number of units	grant date fair value	intrinsic value (in thousands)
Total awarded and unvested—December 31, 2015	1,667,832	$28.97	$38,060
Forfeited	(11,820)	$29.00
Total awarded and unvested—March 31, 2016	1,656,012	$28.97	$36,614

Intrinsic values are based on the closing price of the Partnership’s common units on the referenced dates. Midstream LTIP unamortized expense of $41.8 million at March 31, 2016 is expected to be recognized over a weighted average period of approximately 2.6 years and our proportionate share will be allocated to us as it is recognized.

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

December 31, 2015 and March 31, 2016

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

Cash Distributions

The board of directors of our general partner has declared a cash distribution of $0.235 per unit for the quarter ended March 31, 2016. The distribution will be payable on May 25, 2016 to unitholders of record as of May 11, 2016.

The following table details the distributions paid during or pertaining to the periods presented below (in thousands, except per unit data):

			Distributions
			Limited Partners
Quarter and Year	Record Date	Distribution Date	Common unitholders	Subordinated unitholders	General partner (IDRs)	Total	Distributions per limited partner unit
Q4 2014	February 13, 2015	February 27, 2015	$7,161	$7,161	$-	$14,322		$0.0943
Q1 2015	May 13, 2015	May 27, 2015	$13,669	$13,669	$-	$27,338		$0.1800
Q2 2015	August 13, 2015	August 27, 2015	$14,429	$14,429	$-	$28,858		$0.1900
Q3 2015	November 11, 2015	November 30, 2015	$20,470	$15,568	$295	$36,333		$0.2050
*	November 12, 2015	November 20, 2015	$397	$-	$-	$397	$	*
	Total 2015		$56,126	$50,827	$295	$107,248

Q4 2015	February 15, 2016	February 29, 2016	$22,048	$16,708	$969	$39,725		$0.2200
Q1 2016	May 11, 2016	May 25, 2016	$23,556	$17,846	$1,850	$43,252		$0.2350
	Total 2016		$45,604	$34,554	$2,819	$82,977

* Distribution equivalent rights on units that vested under the Midstream LTIP.

(7)Net Income Per Limited Partner Unit

The Partnership’s net income is attributed to the general partner and limited partners, including subordinated unitholders, in accordance with their respective ownership percentages, and when applicable, giving effect to incentive distributions paid to

ANTERO MIDSTREAM PARTNERS LP

Notes to Condensed Combined Consolidated Financial Statements

December 31, 2015 and March 31, 2016

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

Basic earnings per unit is computed by dividing net earnings attributable to unitholders by the weighted average number of units outstanding during each period. Diluted net income per limited partner unit reflects the potential dilution that could occur if agreements to issue common units, such as awards under long-term incentive plans, were exercised, settled or converted into common units. When it is determined that potential common units resulting from an award should be included in the diluted net income per limited partner unit calculation, the impact is reflected by applying the treasury stock method. Earnings per common unit assuming dilution for the three months ended March 31, 2016 was calculated based on the diluted weighted average number of units outstanding of 100,218,579, including 5,380 dilutive units attributable to non-vested restricted unit and phantom unit awards. For the three months ended March 31, 2016, 1,643,955 non-vested phantom unit and restricted unit awards were anti-dilutive.

ANTERO MIDSTREAM PARTNERS LP

Notes to Condensed Combined Consolidated Financial Statements

December 31, 2015 and March 31, 2016

The Partnership’s calculation of net income per common and subordinated unit for the periods indicated is as follows (in thousands, except per unit data):

	Three months ended March 31,
	2015	2016

Net income	$32,327	$42,918
Less:
Pre-Water Acquisition net income attributed to parent	(16,679)	—
General partner interest in net income attributable to incentive distribution rights	—	(1,850)
Limited partner interest in net income	$15,648	$41,068

Net income allocable to common units - basic and diluted	$7,824	$23,363
Net income allocable to subordinated units - basic and diluted	7,824	17,705
Limited partner interest in net income - basic and diluted	$15,648	$41,068

Net income per limited partner unit - basic
Common units	$0.10	$0.23
Subordinated units	$0.10	$0.23

Net income per limited partner unit - diluted
Common units	$0.10	$0.23
Subordinated units	$0.10	$0.23

Weighted average limited partner units outstanding - basic
Common units	75,941	100,213
Subordinated units	75,941	75,941

Weighted average limited partner units outstanding - diluted
Common units	75,942	100,219
Subordinated units	75,941	75,941

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

The following table provides a reconciliation of changes in Level 3 financial liabilities measured at fair value on a recurring basis (in thousands):

Contingent Acquisition Consideration	Three months ended March 31, 2016
Beginning balance	$178,049
Accretion	3,396
Ending balance	$181,445

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

December 31, 2015 and March 31, 2016

each reporting period based on new developments and adjust such amounts to fair value based on revised assumptions, if applicable, until such consideration is satisfied through payment upon achievement of the specified objectives or it is eliminated upon failure to achieve the specified objectives.

As of March 31, 2016, we expect to pay the entire amount of the contingent consideration amounts in 2019 and 2020. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy. The fair value of the contingent consideration liability associated with future milestone payments was based on the risk adjusted present value of the contingent consideration payout.

(9)    Reporting Segments

The Partnership’s operations are located in the United States and are organized into two reporting segments: (1) gathering and compression and (2) water handling and treatment.

Gathering and Compression

The gathering and compression segment includes a network of gathering pipelines and compressor stations that collect natural gas, NGLs and oil from Antero’s wells in West Virginia and Ohio.

Water Handling and Treatment

The Partnership’s water handling and treatment segment includes two independent fresh water distribution systems that source and deliver fresh water from the Ohio River and several regional waterways, and waste water services for well completion operations in Antero’s operating areas. These fresh water systems consist of permanent buried pipelines, surface pipelines and fresh water storage facilitates, as well as pumping stations and impoundments to transport the fresh water throughout the pipelines. The waste water services consist of waste water transportation, disposal, and treatment, including a water treatment facility, currently under construction.

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

ANTERO MIDSTREAM PARTNERS LP

Notes to Condensed Combined Consolidated Financial Statements

December 31, 2015 and March 31, 2016

Summarized financial information concerning the Partnership’s segments for the periods indicated is shown in the following table (in thousands):

		Water
	Gathering and	Handling and	Consolidated
	Compression	Treatment	Total
Three months ended March 31, 2015
Revenues:
Revenue - Antero	$52,243	$33,441	$85,684
Revenue - third-party	-	151	151
Total revenues	52,243	33,592	85,835

Operating expenses:
Direct operating	11,689	7,612	19,301
General and administrative (before equity-based compensation)	4,878	1,262	6,140
Equity-based compensation	4,623	1,156	5,779
Depreciation	14,582	6,120	20,702
Total expenses	35,772	16,150	51,922

Operating income	$16,471	$17,442	$33,913

Total assets	$1,394,349	$420,481	$1,814,830
Additions to property and equipment	$85,737	$21,315	$107,052

Three months ended March 31, 2016
Revenues:
Revenue - Antero	$69,116	$66,439	$135,555
Revenue - third-party	275	-	275
Total revenues	69,391	66,439	135,830

Operating expenses:
Direct operating	7,619	41,522	49,141
General and administrative (before equity-based compensation)	4,949	2,170	7,119
Equity-based compensation	4,386	1,586	5,972
Depreciation	16,861	6,962	23,823
Contingent acquisition consideration accretion	-	3,396	3,396
Total expenses	33,815	55,636	89,451

Operating income	$35,576	$10,803	$46,379

Total assets	$1,503,098	$524,348	$2,027,446
Additions to property and equipment	$48,686	$37,036	$85,722

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed combined consolidated financial statements and related notes included elsewhere in this report. The information provided below supplements, but does not form part of, our condensed combined consolidated financial statements. This discussion contains forward‑looking statements that are based on the views and beliefs of our management, as well as assumptions and estimates made by our management. Actual results could differ materially from such forward‑looking statements as a result of various risk factors, including those that may not be in the control of management. For further information on items that could impact our future operating performance or financial condition, please see “Item 1A. Risk Factors.” and the section entitled “Cautionary Statement Regarding Forward‑Looking Statements.” We do not undertake any obligation to publicly update any forward-looking statements except as otherwise required by applicable law. For more information please refer to the Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on February 24, 2016.

References to “the Partnership,” “we,” “our,” “us” or like terms, when referring to the three months ended March 31, 2015, refer to the Partnership’s gathering and compression assets and operations, and include Antero’s water assets and operations, which were contributed to us on September 23, 2015. References to “the Partnership,” “we,” “our,” “us” or like terms, when referring to the three months ended March 31, 2016 or when used in the present tense or prospectively, refer to Antero Midstream Partners LP.

Overview

We are a growth-oriented limited partnership formed by Antero to own, operate and develop midstream energy assets to service Antero’s increasing production. Our assets consist of gathering pipelines and compressor stations that collect natural gas, NGLs and oil from Antero’s wells in the Marcellus Shale in West Virginia and the Utica Shale in Ohio. Our assets also include two independent fresh water distribution systems that deliver fresh water from the Ohio River and several regional waterways, and waste water services for well completion operations in Antero’s operating areas. The fresh water systems consist of permanent buried pipelines, surface pipelines and fresh water storage facilities, as well as pumping stations and impoundments to transport the fresh water throughout the pipelines. The waste water services consist of waste water transportation, disposal, and treatment, including a water treatment facility, currently under construction. We believe that our strategically located assets and our relationship with Antero position us to become a leading midstream energy company serving the Marcellus and Utica shale plays.

Address, Internet Website and Availability of Public Filings

Our principal executive offices are at 1615 Wynkoop Street, Denver, Colorado 80202.  Our telephone number is (303) 357-7310. Our website is located at www.anteromidstream.com.

We make available free of charge our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K as soon as reasonably practicable after we file such material with, or furnish it to, the SEC. These documents are located at www.anteromidstream.com under the “Investors Relations” link.

Information on our website is not incorporated into this Quarterly Report on Form 10-Q or our other filings with the SEC and is not a part of them.

2016 Developments and Highlights

Financial Results

For the three months ended March 31, 2016, we generated cash flow from operations of $82.4 million, net income of $42.9 million, and Adjusted EBITDA of $79.6 million. This compares to cash flow from operations of $70.1 million, net income of $32.3 million, and Adjusted EBITDA of $60.4 million for the three months ended March 31, 2015.  See “—Non-GAAP Financial Measures” for a definition of Adjusted EBITDA (a non-GAAP measure) and a reconciliation of Adjusted EBITDA to net income and cash flow from operations.

Energy Industry Environment

In late 2014, global energy commodity prices declined precipitously as a result of several factors, including an increase in worldwide commodity supplies, a stronger U.S. dollar, relatively mild weather in large portions of the U.S. during winter months, and strong competition among oil producing countries for market share.  These events continued throughout 2015 and into 2016 and, along with slower economic growth in China, have led to the continued low commodity prices.  Spot prices for WTI declined from approximately $106.00 per Bbl in June 2014 to less than $50.00 per Bbl in January 2015, and declined further to less than $40.00 per Bbl in March 2016.  Spot prices for Henry Hub natural gas declined from approximately $4.40 per MMBtu in January 2014 to $3.00 per MMBtu in January 2015, and declined further to less than $2.00 per MMBtu in March 2016.  Spot prices for propane, which is the largest portion of Antero’s NGLs sales, declined from approximately $1.55 per gallon in January 2014 to less than $0.50 per gallon in January 2015, and declined further to less than $0.45 per gallon in March 2016.

Cash Distributions

The board of directors of our general partner has declared a cash distribution of $0.235 per unit for the quarter ended March 31, 2016. The distribution will be payable on May 25, 2016 to unitholders of record as of May 11, 2016.

2016 Capital Budget

During the three months ended March 31, 2016, our total gathering and compression capital expenditures were approximately $48.7 million and our total water handling and treatment capital expenditures were approximately $37.0 million. During 2016, we plan to expand our existing Marcellus and Utica Shale gathering, compression, and fresh water delivery infrastructure to accommodate Antero’s development plans. Our 2016 capital budget is approximately $435 million, which includes $410 million of expansion capital and $25 million of maintenance capital. The capital budget includes $240 million of expansion capital on gathering and compression infrastructure, approximately 90% of which will be invested in the Marcellus Shale and the remaining 10% will be invested in the Utica Shale. The gathering and compression budget will result in 9 miles and 22 miles of additional low pressure and high pressure gathering pipelines, respectively, and 240 MMcf/d of incremental compression capacity in 2016. We also expect to invest $40 million of expansion capital in fresh water delivery infrastructure, approximately 75% of which will be invested in the Marcellus Shale and the remaining 25% will be invested in the Utica Shale. In addition, we plan to construct one fresh water storage impoundment as well as 11 miles and 19 miles of fresh water trunklines and surface pipelines, respectively. Our 2016 budget also includes $130 million of construction capital for the advanced waste water treatment facility, which is expected to be placed into service in late 2017.

Antero’s 2016 capital budget for drilling, completions, and land in 2016 is $1.4 billion, a 24% reduction from Antero’s 2015 capital expenditures.  Antero plans to operate an average of 7 drilling rigs in 2016 as compared to an average of 14 rigs in 2015, and plans to complete 110 horizontal wells in the Marcellus and Utica Shales in 2016 as compared to 131 in 2015.  In conjunction with the reduction in capital expenditures during 2016, Antero plans to defer the completion of 70 wells until 2017.

Credit Facility

As of March 31, 2016, lender commitments under our revolving credit facility were $1.5 billion, with a letter of credit sublimit of $150 million. At March 31, 2016, we had borrowings of $680 million and no letters of credit outstanding under the revolving credit facility. Our revolving credit facility matures in November 2019. See “—Debt Agreements—Revolving Credit Facility” for a description of our revolving credit facility.

Items Affecting Comparability of Our Financial Results

Certain of the historical financial results discussed below may not be comparable to our future financial results primarily as a result of the significant increase in the scope of our operations over the last several years. Our gathering and compression and water handling and treatment systems are relatively new, having been substantially built within the last three years. Accordingly, our revenues and expenses over that time reflect the significant ramp up in our operations. Similarly, Antero has experienced significant growth in its production and drilling and completion schedule over that same period. Accordingly, it may be difficult to project trends from our historical financial data going forward.

Results of operations and cash flows for the three months ended March 31, 2015 have been recast to include the Water Acquisition.

Results of Operations

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2016

We have two operating segments: (1) gathering and compression and (2) water handling and treatment. The operating results and assets of our reportable segments were as follows for the three months ended March 31, 2015 and 2016 (in thousands):

		Water
	Gathering and	Handling and	Consolidated
	Compression	Treatment	Total
Three months ended March 31, 2015
Revenues:
Revenue - Antero	$52,243	$33,441	$85,684
Revenue - third-party	—	151	151
Total revenues	52,243	33,592	85,835

Operating expenses:
Direct operating	11,689	7,612	19,301
General and administrative (before equity-based compensation)	4,878	1,262	6,140
Equity-based compensation	4,623	1,156	5,779
Depreciation	14,582	6,120	20,702
Total expenses	35,772	16,150	51,922

Operating income	$16,471	$17,442	$33,913

Total assets	$1,394,349	$420,481	$1,814,830
Additions to property and equipment	$85,737	$21,315	$107,052

Three months ended March 31, 2016
Revenues:
Revenue - Antero	$69,116	$66,439	$135,555
Revenue - third-party	275	-	275
Total revenues	69,391	66,439	135,830

Operating expenses:
Direct operating	7,619	41,522	49,141
General and administrative (before equity-based compensation)	4,949	2,170	7,119
Equity-based compensation	4,386	1,586	5,972
Depreciation	16,861	6,962	23,823
Contingent acquisition consideration accretion	—	3,396	3,396
Total expenses	33,815	55,636	89,451

Operating income	$35,576	$10,803	$46,379

Total assets	$1,503,098	$524,348	$2,027,446
Additions to property and equipment	$48,686	$37,036	$85,722

The following table sets forth selected operating data for the three months ended March 31, 2015 compared to the three months ended March 31, 2016:

			Amount of
	Three months ended March 31,		Increase	Percentage
	2015	2016	(Decrease)	Change
	($ in thousands, except average realized fees)
Revenue:
Revenue - Antero	$85,684	$135,555	$49,871	58%
Revenue - third-party	151	275	124	82%
Total revenue	85,835	135,830	49,995	58%
Operating expenses:
Direct operating	19,301	49,141	29,840	155%
General and administrative (before equity-based compensation)	6,140	7,119	979	16%
Equity-based compensation	5,779	5,972	193	3%
Depreciation	20,702	23,823	3,121	15%
Contingent acquisition consideration accretion	—	3,396	3,396	*
Total operating expenses	51,922	89,451	37,529	72%
Operating income	33,913	46,379	12,466	37%
Interest expense	1,586	3,461	1,875	118%
Net income	$32,327	$42,918	$10,591	33%
Adjusted EBITDA(1)	$60,394	$79,570	$19,176	32%
Operating Data:
Gathering—low pressure (MMcf)	84,168	118,597	34,429	41%
Gathering—high pressure (MMcf)	102,080	111,162	9,082	9%
Compression (MMcf)	32,201	55,102	22,901	71%
Condensate gathering (MBbl)	217	270	53	24%
Fresh water distribution (MBbl)	9,430	8,857	(573)	(6)%
Waste water handling and treatment (MBbl)	—	2,304	2,304	*
Wells serviced by fresh water distribution	40	30	(10)	(25)%
Gathering—low pressure (MMcf/d)	935	1,303	368	41%
Gathering—high pressure (MMcf/d)	1,134	1,222	88	9%
Compression (MMcf/d)	358	606	248	71%
Condensate gathering (MBbl/d)	2	3	1	24%
Fresh water distribution (MBbl/d)	105	97	(8)	(6)%
Waste water handling and treatment (MBbl/d)	—	25	25	*
Average realized fees:
Average gathering—low pressure fee ($/Mcf)	$0.31	$0.31	$0.00	0%
Average gathering—high pressure fee ($/Mcf)	$0.19	$0.19	$0.00	0%
Average compression fee ($/Mcf)	$0.19	$0.19	$0.00	0%
Average gathering—condensate fee ($/Bbl)	$4.16	$4.17	$0.01	0%
Average fresh water distribution fee - Antero ($/Bbl)	$3.64	$3.67	$0.03	1%

*Not meaningful or applicable.

(1)

For a discussion of the non‑GAAP financial measure Adjusted EBITDA, including a reconciliation of Adjusted EBITDA to its most directly comparable financial measures calculated and presented in accordance with GAAP, please see “—Non‑GAAP Financial Measure” below.

Revenue - Antero.  Revenues from gathering and compression of natural gas and condensate, and water handling and treatment increased from $85.7 million for the three months ended March 31, 2015 to $135.6 million for the three months ended March 31, 2016. Revenues from our gathering and compression segment increased from $52.3 million for the three months ended March 31, 2015 to $69.1 million for the three months ended March 31, 2016. Revenues from our water handling and treatment segment increased from $33.4 million for the three months ended March 31, 2015 to $66.5 million for the three months ended March 31, 2016. These fluctuations are primarily the result of:

•

low pressure gathering revenue increased $10.8 million period over period due to an increase of throughput volumes of 34 Bcf, or 368 MMcf/d, which was primarily due to 116 new wells added after March  31, 2015;

•

compressor revenue increased $4.4 million due to an increase of throughput volumes of 23 Bcf, or 248 MMcf/d, primarily due to the addition of 2 new compressor stations that were placed in service after March  31, 2015;

•

high pressure gathering revenue increased $1.4 million due to an increase of throughput volumes of 9 Bcf, or 88 MMcf/d, primarily as a result of the addition of 3 new high pressure gathering lines placed in service after March  31, 2015; and

•	waste water handling revenue increased $33.9 million because waste water operations started in the fourth quarter of 2015.

Direct operating expenses.  Total direct operating expenses increased from $19.3 million for the three months ended March 31, 2015 to $49.1 million for the three months ended March 31, 2016. Direct operating expenses related to our gathering and compression segment decreased from $11.7 million for the three months ended March 31, 2015 to $7.6 million for the three months ended March 31, 2016. The decrease was primarily the result of a decrease in our ad valorem tax liability in the third quarter of 2015. Direct operating expenses related to our water handling and treatment segment increased from $7.6 million for the three months ended March 31, 2015 to $41.5 million for the three months ended March 31, 2016. The increase was primarily due to the water handling and treatment operations, which started in the fourth quarter of 2015. Waste water handling operating costs relate to Antero, and are billed at cost plus 3%. Waste water treatment and high rate transfer revenue were zero and $33.9 million during the three months ended March 31, 2015 and 2016, respectively, and waste water treatment and high rate transfer operating expenses were zero and $32.9 million during the three months ended March 31, 2015 and 2016, respectively.

General and administrative expenses.  General and administrative expenses (before equity-based compensation expense) increased from $6.1 million for the three months ended March 31, 2015 to $7.1 million for the three months ended March 31, 2016.  The increase was primarily a result of increased staffing levels and related salary and benefits expenses and increased legal and other general corporate expenses to support our growth.

Equity-based compensation expenses.  Equity-based compensation expense increased from $5.8 million for the three months ended March 31, 2015 to $6.0 million for the three months ended March 31, 2016. This increase was due to an increase in the allocation of Antero’s equity-based compensation expense to us related to (i) awards made under Antero Resources Corporation’s equity-based compensation plans after March 31, 2015 and (ii) awards made to Antero employees and officers, and to non-employee directors of our general partner under the Antero Midstream Partners LP Long-Term Incentive Plan after March 31, 2015. Equity-based compensation expense allocated to us from Antero has no effect on our cash flows.

Contingent acquisition consideration accretion expense.  Total contingent acquisition consideration accretion expense increased from zero for the three months ended March 31, 2015 to $3.4 million for the three months ended March 31, 2016. In connection with the Water Acquisition, we have agreed to pay Antero (a) $125 million in cash if we deliver 176 million barrels or more of fresh water during the period between January 1, 2017 and March 31, 2019 and (b) an additional $125 million in cash if we deliver 219 million barrels or more of fresh water during the period between January 1, 2018 and March 31, 2020. In conjunction with the Water Acquisition on September 23, 2015, we recorded a liability for the discounted net present value of the contingent acquisition consideration, and as time passes, we recognize accretion expense to increase the discounted liability to the expected liability amounts in 2019 and 2020.

Depreciation expense.  Total depreciation expense increased from $20.7 million for the three months ended March 31, 2015 to $23.8 million for the three months ended March 31, 2016. Depreciation expense related to our gathering and compression segment increased from $14.6 million for the three months ended March 31, 2015 to $16.9 million for the three months ended March 31, 2016. The increase was primarily due to gathering and compression placed in service and depreciated after March 31, 2015. Depreciation expense related to our water handling and treatment segment increased from $6.1 million for the three months ended March 31, 2015 to $6.9 million for the three months ended March 31, 2016. The increase was primarily due to additional water assets placed in service.

Interest expense.  Interest expense increased from $1.6 million for the three months ended March 31, 2015 to $3.5 million for the three months ended March 31, 2016. The increase was due to increased amounts outstanding under the revolving credit facility and increased commitment fees on the increased amount of lender commitments under the facility.

Operating income.  Total operating income increased from $33.9 million for the three months ended March 31, 2015 to $46.4 million for the three months ended March 31, 2016. Operating income related to our gathering and compression segment increased from $16.5 million for the three months ended March 31, 2015 to $35.6 million for the three months ended March 31, 2016. The increase was primarily due to an increase in gathering and compression throughput volumes in the first quarter of 2016. Operating income related to our water handling and treatment segment decreased from $17.4 million for the three months ended March 31, 2015 to $10.8 million for the three months ended March 31, 2016. This decrease was primarily due to a decrease in fresh water throughput volumes in the first quarter of 2016, as well as the accretion of contingent acquisition consideration beginning in the fourth quarter of 2015 in conjunction with the Water Acquisition.

Adjusted EBITDA.  Adjusted EBITDA increased from $60.4 million for the three months ended March 31, 2015 to $79.6 million for the three months ended March 31, 2016. The increase was primarily due to an increase in gathering and compression throughput volumes, partially offset by a decrease in fresh water throughput volumes in the first quarter of 2016. For a discussion of the non-GAAP financial measure Adjusted EBITDA, including a reconciliation of Adjusted EBITDA to its most directly comparable financial measures calculated and presented in accordance with GAAP, please see “—Non-GAAP Financial Measure” below.

Capital Resources and Liquidity

Sources and Uses of Cash

Capital and liquidity is provided by operating cash flow, cash on our balance sheet, and borrowings under our revolving credit facility, further discussed below. We expect cash flow from operations to continue to contribute to our liquidity in the future. Sources of liquidity include borrowing capacity under our revolving credit facility. We expect the combination of these capital resources, as well as future potential capital market transactions, will be adequate to meet our working capital requirements, capital expenditures program and expected quarterly cash distributions for at least the next 12 months.

The board of directors of our general partner has adopted a cash distribution policy pursuant to which we intend to distribute at least the minimum quarterly distribution of $0.17 per unit ($0.68 per unit on an annualized basis) on all of our units to the extent we have sufficient cash after the establishment of cash reserves and the payment of our expenses, including payments to our general partner and its affiliates. The board of directors of our general partner has declared a cash distribution of $0.235 per unit for the quarter ended March 31, 2016. The distribution will be payable on May 25, 2016 to unitholders of record as of May 11, 2016.

We expect our future cash requirements relating to working capital, maintenance capital expenditures and quarterly cash distributions to our partners will be funded from cash flows internally generated from our operations. Our expansion capital expenditures will be funded by borrowings under our revolving credit facility or from potential capital markets transactions.

The following table and discussion presents a summary of our combined net cash provided by or (used in) operating activities, investing activities and financing activities for the periods indicated.

	Three months ended March 31,
	2015	2016	Increase
(in thousands)
Operating activities	$70,072	$82,348	$12,276
Investing activities	(114,567)	(94,992)	19,575
Financing activities	(23,358)	20,239	43,597
Net increase (decrease) in cash and cash equivalents	$(67,853)	$7,595

Cash Flow Provided by Operating Activities

Net cash provided by operating activities was $70.1 million and $82.4 million for the three months ended March 31, 2015 and 2016, respectively. The increase in cash flow from operations for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 was primarily the result of increased gathering and compression throughput volumes and revenues, as a result of gathering and compression systems placed in service after March 31, 2015.

Cash Flow Used in Investing Activities

Prior to September 23, 2015 all of our water handling and treatment capital expenditures were funded by Antero.

During the three months ended March 31, 2015, and 2016, we used cash flows in investing activities of $114.6 million and $95.0 million, respectively, as a result of our capital expenditures for gathering systems, compressor stations, and water handling and treatment systems.

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

Cash Flow Provided by (Used in) Financing Activities

Net cash used in financing activities for the three months ended March 31, 2015 of $23.4 million is the result of $28.9 million in net deemed distributions to Antero, $14.3 million in quarterly cash distributions to our unitholders, partially offset by $20.0 million in net borrowings under the revolving credit facility.

Net cash provided by financing activities for the three months ended March 31, 2016 of $20.2 million include $60.0 million in net borrowings under the revolving credit facility, reduced by $39.7 million in quarterly cash distributions to our unitholders.

Debt Agreements

Revolving Credit Facility

We have a senior secured revolving bank credit facility (the “Credit Facility”) with a syndicate of lenders. As of March 31, 2016, the Credit Facility provided for lender commitments of $1.5 billion and for a letter of credit sublimit of $150 million.  At March 31, 2016, we had $680 million of borrowings and no letters of credit outstanding under the Credit Facility. The Credit Facility will mature on November 10, 2019.

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

•

a consolidated total leverage ratio, which is the ratio of consolidated debt to consolidated EBITDA (annualized until the fiscal quarter ending September 30, 2016), of not more than 5.25 to 1.00 for the fiscal quarter ending March 31, 2016, and of not more than 5.00 to 1.00 for the fiscal quarter ending June 30, 2016 and each fiscal quarter thereafter; provided that after electing to issue unsecured high yield notes, the consolidated total leverage ratio will not be more than 5.25 to 1.0, or, following the election of the borrower for two fiscal quarters after a material acquisition, 5.50 to 1.0; and

•

if we elect to issue unsecured high yield notes, a consolidated senior secured leverage ratio, which is the ratio of consolidated senior secured debt to consolidated EBITDA, of not more than 3.75 to 1.0.

We were in compliance with such covenants and ratios as of December 31, 2015 and March 31, 2016.  The actual borrowing capacity available to us may be limited by the interest coverage ratio, consolidated total leverage ratio, and consolidated senior secured leverage ratio covenants.

Contractual Obligations

At March 31, 2016, we had $680 million of borrowings and no letters of credit outstanding under the Credit Facility. Under the terms of our Credit Facility, we are required to pay a commitment fee of 0.25% on any unused portion of the Credit Facility.

A summary of our contractual obligations by maturity date as of March 31, 2016 is provided in the following table.

	Year ended March 31,
(in millions)	2017	2018	2019	2020	2021	Thereafter	Total
Credit Facility (1)	$—	—	—	680	—	—	680
Water treatment (2)	106	41	—	—	—	—	147
Contingent acquisition consideration (3)	—	—	—	125	125	—	250
Total	$106	41	—	805	125	—	1,077

(1)

Includes outstanding principal amounts on our Credit Facility at March 31, 2016.  This table does not include future commitment fees, interest expense or other fees on our Credit Facility because they are floating rate instruments and we cannot determine with accuracy the timing of future loan advances, repayments, or future interest rates to be charged.

(2)	Includes obligations related to the construction of our water treatment facility.
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

Non-GAAP Financial Measures

We use Adjusted EBITDA and Distributable Cash Flow as performance measures to assess the ability of our assets to generate cash sufficient to pay interest costs, support indebtedness and make cash distributions. Adjusted EBITDA is a financial measure reported to our lenders and used as a gauge for compliance with some of the financial covenants included in our revolving credit facility. We define Adjusted EBITDA as net income before equity-based compensation expense, interest expense, interest income, income taxes and depreciation and amortization expense, excluding pre-acquisition income and expenses attributable to the parent. We define Distributable Cash Flow as Adjusted EBITDA less cash interest paid, income tax withholding payments and cash reserved for payments upon vesting of equity-based compensation awards, and ongoing maintenance capital expenditures paid, excluding pre-acquisition amounts attributable to the parent. Distributable Cash Flow should not be viewed as indicative of the actual amount of cash we have available for distributions from operating surplus or that we plan to distribute.

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

The following table represents a reconciliation of our Adjusted EBITDA and Distributable Cash Flow to the most directly comparable GAAP financial measures for the periods presented:

	Three months ended March 31,
(in thousands)	2015	2016
Reconciliation of Net Income to Adjusted EBITDA and Distributable Cash Flow:
Net income	$32,327	$42,918
Interest expense	1,586	3,461
Depreciation expense	20,702	23,823
Contingent acquisition consideration accretion	—	3,396
Equity-based compensation	5,779	5,972
Adjusted EBITDA	60,394	79,570
Pre-Water Acquisition net income attributed to parent	(16,679)	—
Pre-Water Acquisition depreciation expense attributed to parent	(6,120)	—
Pre-Water Acquisition equity-based compensation expense attributed to parent	(1,156)	—
Pre-Water Acquisition interest expense attributed to parent	(763)	—
Adjusted EBITDA attributable to the Partnership	35,676	79,570
Cash interest paid, net - attributable to the Partnership	(579)	(3,444)
Cash reserved for payment of income tax withholding upon vesting of Antero Midstream LP equity-based compensation awards (1)	—	(1,000)
Maintenance capital expenditures (2)	(2,408)	(5,808)
Distributable cash flow	$32,689	$69,318

Reconciliation of Adjusted EBITDA to Cash Provided by Operating Activities:
Adjusted EBITDA	$60,394	$79,570
Amortization of deferred financing costs	244	366
Interest expense	(1,586)	(3,461)
Changes in operating assets and liabilities	11,020	5,873
Net cash provided by operating activities	$70,072	$82,348

(1)	Estimate of current period portion of expected cash payment for income tax withholding attributable to vesting of Midstream LTIP equity-based compensation awards to be paid in the fourth quarter.
(2)

Maintenance capital expenditures represent that portion of our estimated capital expenditures associated with (i) the connection of new wells to our gathering and compression systems that we believe will be necessary to offset the natural production declines Antero will experience on its wells over time, and (ii) water distribution to new wells necessary to maintain the average throughput volume on our systems.

Critical Accounting Policies and Estimates

The following discussion relates to the critical accounting policies and estimates for both the Partnership and our Predecessors. The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with GAAP. The preparation of our condensed combined consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Certain accounting policies involve judgments and uncertainties to such an extent that there is reasonable likelihood that materially different amounts could have been reported under different conditions, or if different assumptions had been used. We evaluate our estimates and assumptions on a regular basis. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and assumptions used in preparation of our financial statements. We provide expanded discussion of our more significant accounting policies, estimates and judgments in our 2015 Form 10-K. We believe these accounting policies reflect our more significant estimates and assumptions used in preparation of our financial statements. Also, see note 2 of the notes to our audited combined consolidated financial statements, included in our 2015 Form 10-K, for a discussion of additional accounting policies and estimates made by management.

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

On February 25, 2016, the FASB issued ASU No. 2016-02, Leases, which requires all leasing arrangements to be presented in the balance sheet as liabilities along with a corresponding asset.  The ASU will replace most existing leases guidance in GAAP when it becomes effective.  The new standard becomes effective for us on January 1, 2019.  Although early application is permitted, we do not plan to early adopt the ASU.  The standard requires the use of the modified retrospective transition method.  We are evaluating the effect that ASU 2016-02 will have on our consolidated financial statements and related disclosures and have not yet determined the effect of the standard on our ongoing financial reporting.

Off-Balance Sheet Arrangements

As of March 31, 2016, we did not have any off-balance sheet arrangements.

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

Interest Rate Risk

Our primary exposure to interest rate risk results from outstanding borrowings under our Credit Facility, which has a floating interest rate. We do not currently, but may in the future, hedge the interest on portions of our borrowings under our revolving credit facility from time‑to‑time in order to manage risks associated with floating interest rates. At March 31, 2016, we had $680 million of borrowings and no letters of credit outstanding under the revolving credit facility. A 1.0% increase in our Credit Facility interest rate for the three months ended March 31, 2016 would have resulted in an estimated $1.6 million increase in interest expense.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a‑15(b) under the Exchange Act we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q.  Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2016 at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Our operations are subject to a variety of risks and disputes normally incident to our business. As a result, we may, at any given time, be a defendant in various legal proceedings and litigation arising in the ordinary course of business. However, we are not currently subject to any material litigation.

During the third quarter of 2015, the West Virginia Department of Environmental Protection (“WVDEP”) issued Antero Midstream a NOV for improper installation of an engine catalyst at the startup of the North Canton Compressor Station.  In April 2016, Antero Midstream agreed to remediation plans with the WVDEP and also agreed to pay a civil administrative penalty of $412,000 in settlement of this matter.

Item 1A. Risk Factors.

We are subject to certain risks and hazards due to the nature of the business activities we conduct. For a discussion of these risks, see “Item 1A. Risk Factors” in our 2015 Form 10-K. The risks described in our 2015 Form 10-K could materially and adversely affect our business, financial condition, cash flows, and results of operations. There have been no material changes to the risks described in our 2015 Form 10-K. We may experience additional risks and uncertainties not currently known to us; or, as a result of developments occurring in the future, conditions that we currently deem to be immaterial may also materially and adversely affect our business, financial condition, cash flows and results of operations.

Item 2.  Unregistered Sales of Equity Securities.

Not applicable.

Item 5. Other Information.

Disclosure pursuant to Section 13(r) of the Securities Exchange Act of 1934

First quarter calendar year 2016

Pursuant to Section 13(r) of the Securities Exchange Act of 1934, we, Antero Midstream Partners LP, may be required to disclose in our annual and quarterly reports to the Securities and Exchange Commission (the “SEC”), whether we or any of our “affiliates” knowingly engaged in certain activities, transactions or dealings relating to Iran or with certain individuals or entities targeted by U.S. economic sanctions.  Disclosure is generally required even where the activities, transactions or dealings were conducted in compliance with applicable law.  Because the SEC defines the term “affiliate” broadly, it includes any entity under common “control” with us (and the term “control” is also construed broadly by the SEC).

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

We understand that one or more SEC-reporting affiliates of SAMIH intends to disclose in their next annual or quarterly SEC report that:

(a) Santander UK plc (“Santander UK”) holds two frozen savings accounts and two frozen current accounts for three customers resident in the United Kingdom (“U.K.”) who are currently designated by the United States (“U.S.”) under the Specially Designated Global Terrorist (“SDGT”) sanctions program. The accounts held by each customer were blocked after the customer’s designation and have remained blocked and dormant through the first quarter of 2016. Revenue generated by Santander UK on these accounts in the first quarter of 2016 was £3.67 whilst net profits in the first quarter of 2016 were negligible relative to the overall profits of Banco Santander, S.A.

(b) An Iranian national, resident in the U.K., who is currently designated by the U.S. under the Iranian Financial Sanctions Regulations (“IFSR”) and the Weapons of Mass Destruction Proliferators Sanctions Regulations, holds a mortgage with Santander UK that was issued prior to any such designation. No further drawdown has been made (or would be allowed) under this mortgage although Santander UK continues to receive repayment installments. In the first quarter of 2016, total revenue generated by Santander UK in connection with the mortgage was £201.22 whilst net profits were negligible relative to the overall profits of Banco Santander, S.A. Santander UK does not intend to enter into any new relationships with this customer, and any disbursements will only be made in accordance with applicable sanctions. The same Iranian national also holds two investment accounts with Santander ISA Managers Limited. The funds within both accounts are invested in the same portfolio fund. The accounts have remained frozen during the first quarter of 2016. The investment returns are being automatically reinvested, and no disbursements have been made to the customer. Total revenue in the first quarter of 2016 generated by Santander UK in connection with the investment accounts was £4.89 whilst net profits in the first quarter of 2016 were negligible relative to the overall profits of Banco Santander, S.A.

(c) A UK national designated by the US under the SDGT sanctions program holds a Santander UK current account. The account remained in arrears through the first quarter of 2016 (£1,344.01 in debit) and is currently being managed by Santander UK Collections & Recoveries department.

(d) In addition, during the first quarter of 2016, Santander UK has identified an OFAC match on a power of attorney account.  A party listed on the account is currently designated by the US under the SDGT and IFSR sanctions programs. During the first quarter of 2016, related revenue generated by Santander UK was £73.81 whilst net profits in the first quarter of 2016 were negligible relative to the overall profits of Banco Santander, S.A.

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

ANTERO MIDSTREAM PARTNERS LP

By:	ANTERO RESOURCES MIDSTREAM MANAGEMENT LLC, its general partner

By:	/s/ Michael N. Kennedy
Michael N. Kennedy
Chief Financial Officer

Date:	April 27, 2016

EXHIBIT INDEX

3.1

Certificate of Conversion of Antero Resources Midstream LLC, dated November 5, 2014 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (Commission File No. 001-36719) filed on November 7, 2014).

3.2

Certificate of Limited Partnership of Antero Midstream Partners LP, dated November 5, 2014 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K (Commission File No. 001-36719) filed on November 7, 2014).

3.3

Agreement of Limited Partnership, dated as of November 10, 2014, by and between Antero Resources Midstream Management LLC, as the General Partner, and Antero Resources Corporation, as the Organizational Limited Partner (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (Commission File No. 001-36719) filed on November 17, 2014).

3.4

Amendment No. 1 to Agreement of Limited Partnership of Antero Midstream Partners LP, dated as of February 23, 2016 (incorporated by reference to Exhibit 3.4 to the Annual Report on Form 10-K (Commission File No. 001-36719) filed on February 24, 2016).

10.1

Form of Bonus Unit Grant Notice and Bonus Unit Agreement (Form for Non-Employee Directors) under the Antero Midstream Partners LP Long-Term Incentive Plan (incorporated by reference to Exhibit 10.16 to the Annual Report on Form 10-K (Commission File No. 001-36719) filed on February 24, 2016).

31.1	*	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241).
31.2	*	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241).
32.1	*	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
32.2	*	Certification Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
101	*

The following financial information from this Form 10-Q of ANTERO MIDSTREAM PARTNERS, LP for the quarter ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Combined Consolidated Balance Sheets, (ii) Condensed Combined Consolidated Statements of Operations, (iii) Condensed Combined Consolidated Statements of Partners’ Capital, (iv) Condensed Combined Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Combined Consolidated Financial Statements, tagged as blocks of text.

The exhibits marked with the asterisk symbol (*) are filed or furnished with this Quarterly Report on Form 10-Q.