Form 10-Q
period 2016-06-30
Antero Midstream Partners LP
filed 2016-08-02
CIK 1598968

T’s

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of July 28, 2016, there were 100,235,435 common units and 75,940,957 subordinated units outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Some of the information in this report may contain forward-looking statements. Forward-looking statements give our current expectations, contain projections of results of operations or of financial condition, or forecasts of future events. Words such as “may,” “assume,” “forecast,” “position,” “predict,” “strategy,” “expect,” “intend,” “plan,” “estimate,” “anticipate,” “believe,” “project,” “budget,” “potential,” or “continue,” and similar expressions are used to identify forward-looking statements. They can be affected by assumptions used or by known or unknown risks or uncertainties. Consequently, no forward-looking statements can be guaranteed. When considering these forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this report. Actual results may vary materially. You are cautioned not to place undue reliance on any forward-looking statements. You should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties. Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements include:

•	Antero Resources Corporation’s production and drilling and development plan;
•	Antero Resources Corporation’s ability to successfully complete its recently announced acquisition of properties from a third party, and their successful development of any such acquired acreage;
•	our ability to execute our business strategy;
•	natural gas, natural gas liquids (“NGLs”) and oil prices;
•	competition and government regulations;
•	actions taken by third-party producers, operators, processors and transporters;
•	legal or environmental matters;
•	costs of conducting our gathering and compression operations;
•	general economic conditions;
•	credit markets;
•	operating hazards, natural disasters, weather-related delays, casualty losses and other matters beyond our control;
•	uncertainty regarding our future operating results; and
•	plans, objectives, expectations and intentions in this Form 10-Q that are not historical.

We caution you that these forward-looking statements are subject to all of the risks and uncertainties, most of which are difficult to predict and many of which are beyond our control, incident to the gathering and compression and water handling business. These risks include, but are not limited to, commodity price volatility, inflation, environmental risks, drilling and completion and other operating risks, regulatory changes, the uncertainty inherent in projecting future rates of production, cash flow and access to capital, the timing of development expenditures, and the other risks described under “Risk Factors” in this report and in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission on February 24, 2016 (the “2015 Form 10-K”).

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

PART I—FINANCIAL INFORMATION

Item 1.Financial Statements

ANTERO MIDSTREAM PARTNERS LP

Condensed Combined Consolidated Balance Sheets

December 31, 2015 and June 30, 2016

(Unaudited)

(In thousands)

	December 31,	June 30,
	2015	2016
Assets
Current assets:
Cash and cash equivalents	$6,883	$8,684
Accounts receivable–Antero	65,712	54,794
Accounts receivable–third party	2,707	1,259
Prepaid expenses	—	106
Total current assets	75,302	64,843
Property and equipment:
Gathering and compressions systems	1,485,835	1,579,568
Water handling and treatment systems	565,616	655,251
	2,051,451	2,234,819
Less accumulated depreciation	(157,625)	(205,588)
Property and equipment, net	1,893,826	2,029,231
Investment in unconsolidated affiliate	—	45,528
Other assets, net	10,904	13,268
Total assets	$1,980,032	$2,152,870
Liabilities and partners' capital
Current liabilities:
Accounts payable	$10,941	$19,206
Accounts payable–Antero	2,138	2,142
Accrued capital expenditures	50,022	54,043
Accrued ad valorem taxes	7,195	9,737
Accrued liabilities	28,168	16,789
Other current liabilities	150	158
Total current liabilities	98,614	102,075
Long-term liabilities:
Long-term debt	620,000	760,000
Contingent acquisition consideration	178,049	184,906
Other	624	543
Total liabilities	897,287	1,047,524
Contingencies (Note 11)
Partners' capital:
Common unitholders - public (59,286 units and 67,302 units issued and outstanding at December 31, 2015 and June 30, 2016, respectively)	1,351,317	1,364,766
Common unitholder - Antero (40,929 units and 32,929 units issued and outstanding at December 31, 2015 and June 30, 2016, respectively)	30,186	29,799
Subordinated unitholder - Antero (75,941 units issued and outstanding at December 31, 2015 and June 30, 2016)	(299,727)	(291,950)
General partner	969	2,731
Total partners' capital	1,082,745	1,105,346
Total liabilities and partners' capital	$1,980,032	$2,152,870

See accompanying notes to condensed combined consolidated financial statements.

ANTERO MIDSTREAM PARTNERS LP

Condensed Combined Consolidated Statements of Operations and Comprehensive Income

Three Months Ended June 30, 2015, and 2016

(Unaudited)

(In thousands, except per unit amounts)

	Three months ended June 30,
	2015	2016

Revenue:
Gathering and compression–Antero	$56,593	$71,715
Water handling and treatment–Antero	31,500	64,893
Gathering and compression–third party	—	202
Total revenue	88,093	136,810
Operating expenses:
Direct operating	17,921	42,597
General and administrative (including $6,597 and $6,793 of equity-based compensation in 2015 and 2016, respectively)	12,159	13,305
Depreciation	21,253	24,140
Accretion of contingent acquisition consideration	—	3,461
Total operating expenses	51,333	83,503
Operating income	36,760	53,307
Interest expense, net	(1,636)	(3,879)
Equity in earnings of unconsolidated affiliate	—	484
Net income and comprehensive income	35,124	49,912
Pre-Water Acquisition net income attributed to parent	(15,674)	—
General partner interest in net income attributable to incentive distribution rights	—	(2,731)
Limited partners' interest in net income	$19,450	$47,181
Net income per limited partner unit:
Basic:
Common units	$0.13	$0.27
Subordinated units	$0.13	$0.27
Diluted:
Common units	$0.13	$0.27
Subordinated units	$0.13	$0.27
Weighted average number of limited partner units outstanding:
Basic:
Common units	75,941	100,231
Subordinated units	75,941	75,941
Diluted:
Common units	75,958	100,285
Subordinated units	75,941	75,941

See accompanying notes to condensed combined consolidated financial statements.

ANTERO MIDSTREAM PARTNERS LP

Condensed Combined Consolidated Statements of Operations and Comprehensive Income

Six Months Ended June 30, 2015, and 2016

(Unaudited)

(In thousands, except per unit amounts)

	Six months ended June 30,
	2015	2016

Revenue:
Gathering and compression–Antero	$108,836	$141,066
Water handling and treatment–Antero	64,941	131,339
Gathering and compression–third party	—	477
Water handling and treatment–third party	151	—
Total revenue	173,928	272,882
Operating expenses:
Direct operating	37,222	91,738
General and administrative (including $12,376 and $12,766 of equity-based compensation in 2015 and 2016, respectively)	24,078	26,397
Depreciation	41,955	47,963
Accretion of contingent acquisition consideration	—	6,857
Total operating expenses	103,255	172,955
Operating income	70,673	99,927
Interest expense, net	(3,222)	(7,582)
Equity in earnings of unconsolidated affiliate	—	484
Net income and comprehensive income	67,451	92,829
Pre-Water Acquisition net income attributed to parent	(32,353)	—
General partner interest in net income attributable to incentive distribution rights	—	(4,581)
Limited partners' interest in net income	$35,098	$88,248
Net income per limited partner unit:
Basic:
Common units	$0.23	$0.50
Subordinated units	$0.23	$0.50
Diluted:
Common units	$0.23	$0.50
Subordinated units	$0.23	$0.50
Weighted average number of limited partner units outstanding:
Basic:
Common units	75,941	100,226
Subordinated units	75,941	75,941
Diluted:
Common units	75,956	100,262
Subordinated units	75,941	75,941

See accompanying notes to condensed combined consolidated financial statements.

ANTERO MIDSTREAM PARTNERS LP

Condensed Combined Consolidated Statements of Partners’ Capital

Six Months Ended June 30, 2016

(Unaudited)

(In thousands)

	Partnership
	Common Unitholders Public	Common Unitholder Antero	Subordinated Unitholder	General Partner	Total
Balance at December 31, 2015	$1,351,317	$30,186	$(299,727)	$969	$1,082,745
Net income and comprehensive income	31,878	18,328	38,042	4,581	92,829
Distributions to unitholders	(28,862)	(16,742)	(34,554)	(2,819)	(82,977)
Equity-based compensation	3,873	4,604	4,289	—	12,766
Issuance of common units upon vesting of equity-based compensation awards, net of units withheld for income taxes	141	(158)	—	—	(17)
Sale of 8,000,000 units held by Antero to public	6,419	(6,419)	—	—	—
Balance at June 30, 2016	$1,364,766	$29,799	$(291,950)	$2,731	$1,105,346

See accompanying notes to condensed combined consolidated financial statements.

ANTERO MIDSTREAM PARTNERS LP

Condensed Combined Consolidated Statements of Cash Flows

Six Months Ended June 30, 2015, and 2016

(Unaudited)

(In thousands)

	Six months ended June 30,
	2015	2016
Cash flows provided by operating activities:
Net income	$67,451	$92,829
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation	41,955	47,963
Accretion of contingent acquisition consideration	—	6,857
Equity-based compensation	12,376	12,766
Equity in earnings of unconsolidated affiliate	—	(484)
Amortization of deferred financing costs	489	726
Changes in assets and liabilities:
Accounts receivable–Antero	6,375	10,918
Accounts receivable–third party	5,574	1,448
Prepaid expenses	309	(106)
Accounts payable	1,103	4,515
Accounts payable–Antero	50	4
Accrued ad valorem tax	9,517	2,542
Accrued liabilities	(107)	(11,379)
Net cash provided by operating activities	145,092	168,599
Cash flows used in investing activities:
Additions to gathering and compression systems	(159,798)	(96,969)
Additions to water handling and treatment systems	(33,265)	(78,625)
Investment in unconsolidated affiliate	—	(45,044)
Change in other assets	(126)	(3,090)
Net cash used in investing activities	(193,189)	(223,728)
Cash flows provided by (used in) financing activities:
Deemed distribution to Antero, net	(65,385)	—
Distributions to unitholders	(41,660)	(82,977)
Borrowings on bank credit facilities, net	38,000	140,000
Payments of deferred financing costs	(19)	—
Other	(164)	(93)
Net cash provided by (used in) financing activities	(69,228)	56,930
Net increase (decrease) in cash and cash equivalents	(117,325)	1,801
Cash and cash equivalents, beginning of period	230,192	6,883
Cash and cash equivalents, end of period	$112,867	$8,684
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$2,784	$7,708
Supplemental disclosure of noncash investing activities:
Increase (decrease) in accrued capital expenditures and accounts payable for property and equipment	$(27,984)	$7,770

See accompanying notes to condensed combined consolidated financial statements.

ANTERO MIDSTREAM PARTNERS LP

Notes to Condensed Combined Consolidated Financial Statements

December 31, 2015 and June 30, 2016

(1)Business and Organization

Antero Midstream Partners LP (the “Partnership”) is a growth-oriented limited partnership formed by Antero Resources Corporation (“Antero”) to own, operate and develop midstream energy assets to service Antero’s increasing production. The Partnership’s assets consist of gathering pipelines, compressor stations and water handling and treatment assets, through which the Partnership provides midstream services to Antero under long-term, fixed-fee and cost plus contracts. Our assets are located in the southwestern core of the Marcellus Shale in northwest West Virginia and the core of the Utica Shale in southern Ohio. The Partnership’s condensed combined consolidated financial statements as of June 30, 2016, include the accounts of the Partnership, Antero Midstream LLC (“Midstream Operating”), Antero Water LLC (“Antero Water”), and Antero Treatment LLC (“Antero Treatment”), all of which are entities under common control.

On September 23, 2015, Antero contributed (the “Water Acquisition”) (i) all of the outstanding limited liability company interests of Antero Water to the Partnership and (ii) all of the assets, contracts, rights, permits and properties owned or leased by Antero and used primarily in connection with the construction, ownership, operation, use or maintenance of Antero’s advanced waste water treatment complex under construction in Doddridge County, West Virginia, to Antero Treatment (collectively, (i) and (ii) are referred to herein as the “Contributed Assets”). Our results for the three and six months ended June 30, 2015 have been recast to include the historical results of Antero Water because the transaction was between entities under common control. Antero Water’s operations prior to the Water Acquisition consisted entirely of fresh water handling operations.

References to “the Partnership,” “we,” “our,” “us” or like terms, when referring to the three and six months ended June 30, 2015, refer to the Partnership’s gathering and compression assets and operations, and include Antero’s water assets and operations, which were contributed to us on September 23, 2015. References to “the Partnership,” “we,” “our,” “us” or like terms, when referring to the three and six months ended June 30, 2016 or when used in the present tense or prospectively, refer to Antero Midstream Partners LP and its subsidiaries.

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

During the second quarter of 2016, the Partnership exercised its option to purchase a 15% equity interest in Stonewall Gas Gathering LLC for approximately $45 million (see Note 9–Equity Method Investment for more information). Stonewall Gas Gathering LLC operates the 67-mile Stonewall gathering pipeline on which Antero is an anchor shipper. The Stonewall gathering pipeline was placed into service on November 30, 2015, and Antero has a firm commitment of 900 MMBtu/d through the system.

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

The accompanying unaudited condensed combined consolidated financial statements of the Partnership have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, and, accordingly, do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, these statements include all adjustments (consisting of normal and recurring accruals) considered necessary for a fair presentation of the Partnership’s financial position as of December 31, 2015 and June 30, 2016, and the results of its operations and its cash flows for the three and six months ended June 30, 2015 and 2016. The Partnership has no items of other comprehensive income; therefore, its net income is identical to its comprehensive income.

ANTERO MIDSTREAM PARTNERS LP

Notes to Condensed Combined Consolidated Financial Statements

December 31, 2015 and June 30, 2016

Operating results for the period ended June 30, 2016 are not necessarily indicative of the results that may be expected for the full year.

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

Transactions between us and Antero have been identified in the condensed combined consolidated financial statements (see Note 3-Transactions with Affiliates).

As of the date these condensed combined consolidated financial statements were filed with the SEC, the Partnership completed its evaluation of potential subsequent events for disclosure and no items requiring disclosure were identified, except the declaration of a cash distribution to unitholders, as described in Note 6—Partnership Equity and Distributions.

(b)Revenue Recognition

We provide gathering and compression and water handling and treatment services under fee-based contracts primarily based on throughput or cost plus margin. Under these arrangements, we receive fees for gathering oil and gas products, compression services, and water handling and treatment services. The revenue we earn from these arrangements is directly related to (1) in the case of natural gas gathering and compression, the volumes of metered natural gas that we gather, compress and deliver to natural gas compression sites or other transmission delivery points, (2) in the case of oil and condensate gathering, the volumes of metered oil and condensate that we gather and deliver to other transmission delivery points, (3) in the case of fresh water delivery, the quantities of fresh water delivered to our customers for use in their well completion operations, or (4) in the case of other fluid handling services, which includes the disposal and treatment of waste water and high rate transfer of fresh water, our costs plus 3%. We recognize revenue when all of the following criteria are met: (1) persuasive evidence of an agreement exists, (2) services have been rendered, (3) prices are fixed or determinable and (4) collectability is reasonably assured.

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

We consider all liquid investments purchased with an initial maturity of six months or less to be cash equivalents. The carrying value of cash and cash equivalents approximates fair value due to the short-term nature of these instruments.

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

December 31, 2015 and June 30, 2016

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

Our investment in property and equipment for the periods presented is as follows:

(in thousands)	Estimated useful lives	As of December 31, 2015	As of June 30, 2016
Land	n/a	$3,430	$6,504
Fresh water surface pipelines and equipment	5 years	34,402	35,641
Above ground storage tanks	10 years	4,296	4,301
Fresh water permanent buried pipelines and equipment	20 years	410,202	415,724
Gathering and compression systems	20 years	1,291,871	1,340,946
Construction-in-progress	n/a	307,250	431,703
Total property and equipment		2,051,451	2,234,819
Less accumulated depreciation		(157,625)	(205,588)
Property and equipment, net		$1,893,826	$2,029,231

(f)Impairment of Long‑Lived Assets

We evaluate our long‑lived assets for impairment when events or changes in circumstances indicate that the related carrying values of the assets may not be recoverable.  Generally, the basis for making such assessments is undiscounted future cash flow projections for the unit being assessed.  If the carrying values of the assets are deemed not recoverable, the carrying values are reduced to the estimated fair value, which are based on discounted future cash flows or other techniques, as appropriate.  No impairments for such assets have been recorded through June 30, 2016.

(g)Asset Retirement Obligations

Our gathering pipelines, compressor stations and fresh water distribution pipelines and facilities have an indeterminate life, if properly maintained. A liability will be recorded only if and when a future retirement obligation with a determinable life can be estimated. We are not able to make a reasonable estimate of when future dismantlement and removal dates of our pipelines, compressor stations and facilities, will occur and, because it has been determined that abandonment of all other ancillary assets would require minimal costs, we have not recorded asset retirement obligations at December 31, 2015 or June 30, 2016.

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

ANTERO MIDSTREAM PARTNERS LP

Notes to Condensed Combined Consolidated Financial Statements

December 31, 2015 and June 30, 2016

(i)Equity‑Based Compensation

On March 30, 2016, the FASB issued ASU No. 2016-09, Stock Compensation–Improvements to Employee Share-Based Payment Accounting, and the Partnership has elected to early-adopt the standard as of January 1, 2016. See Note 2 (m) Recently Adopted Accounting Pronouncements.

Our condensed combined consolidated financial statements reflect various equity-based compensation awards granted by Antero, as well as compensation expense associated with our own plan. These awards include profits interests awards, restricted stock, stock options, restricted units, and phantom units. For purposes of these condensed combined consolidated financial statements, we recognized as expense in each period an amount allocated from Antero, with the offset recorded as an increase in partners’ capital. See Note 3—Transactions with Affiliates for additional information regarding Antero’s allocation of expenses to us.

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

(l) Investment in Unconsolidated Entities

The Partnership uses the equity method to account for its investments in companies if the investment provides the Partnership with the ability to exercise significant influence over, but not control, the operating and financial policies of the investee. The Partnership’s consolidated net income includes the Partnership’s proportionate share of the net income (loss) of

ANTERO MIDSTREAM PARTNERS LP

Notes to Condensed Combined Consolidated Financial Statements

December 31, 2015 and June 30, 2016

such companies. The Partnership’s judgment regarding the level of influence over each equity method investee includes considering key factors such as the Partnership’s ownership interest, representation on the board of directors and participation in policy-making decisions of the investee and material intercompany transactions. See Note 9–Equity Method Investment.

(m) Recently Adopted Accounting Pronouncements

On March 30, 2016, the FASB issued ASU No. 2016-09, Stock Compensation–Improvements to Employee Share-Based Payment Accounting.  This standard simplifies or clarifies several aspects of the accounting for equity-based payment awards, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.  Certain of these changes are required to be applied retrospectively, while other changes are required to be applied prospectively.  The Partnership has elected to early-adopt the standard as of January 1, 2016.

As a result of adopting this standard, we will reclassify cash outflows attributable to tax withholdings on the net settlement of equity-classified awards from operating cash flows to financing cash flows. No retrospective adjustments to the condensed combined consolidated statement of cash flows were required for the six months ended June 30, 2015, because no equity-based compensation awards were settled during this period.

(3)Transactions with Affiliates

(a)Revenues

Gathering and compression revenues earned from Antero were $56.6 million and $71.7 million during the three months ended June 30, 2015 and 2016, respectively, and $108.8 million and $141.1 million during the six months ended June 30, 2015 and 2016, respectively. Water handling revenues earned from Antero were $31.5 million and $64.9 million during the three months ended June 30, 2015 and 2016, respectively, and $64.9 million and $131.3 million during the six months ended June 30, 2015 and 2016, respectively. Water handling revenue includes other fluid handling service revenues of zero and $29.6 million during the three months ended June 30, 2015 and 2016, respectively, and zero and $63.5 million during the six months ended June 30, 2015 and 2016, respectively, which is contractually billed by us based on costs plus 3%.

(b)Accounts receivable—Antero and Accounts payable—Antero

Accounts receivable—Antero represents amounts due from Antero, primarily related to gathering and compression services and water handling and treatment services. Accounts payable—Antero represents amounts due to Antero for general and administrative expenses and other costs.

(c)Allocation of Costs

The employees supporting our operations are employees of Antero. Direct operating expense includes allocated costs of $0.8 million and $1.0 million during the three months ended June 30, 2015 and 2016, respectively, and $1.4 million and $1.8 million during the six months ended June 30, 2015 and 2016, respectively, related to labor charges for Antero employees associated with the operation of our gathering lines, compressor stations, and water handling and treatment assets. General and administrative expense includes allocated costs of $11.4 million and $12.4 million during the three months ended June 30, 2015 and 2016, respectively, and $22.3 million and $23.9 million during the six months ended June 30, 2015 and 2016, respectively. These costs relate to: (i) various business services, including payroll processing, accounts payable processing and facilities management, (ii) various corporate services, including legal, accounting, treasury, information technology and human resources and (iii) compensation, including equity-based compensation (see Note 5—Equity-Based Compensation for more information). These expenses are charged or allocated to us based on the nature of the expenses and are allocated based on a combination of our proportionate share of Antero’s gross property and equipment, capital expenditures and labor costs, as applicable.

ANTERO MIDSTREAM PARTNERS LP

Notes to Condensed Combined Consolidated Financial Statements

December 31, 2015 and June 30, 2016

(d)Agreements

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

Water Services Agreement

In connection with the Water Acquisition on September 23, 2015, the Partnership entered a 20-year Water Services Agreement with Antero whereby we have agreed to provide certain fluid handling services to Antero within an area of dedication in defined service areas in Ohio and West Virginia and Antero agreed to pay monthly fees to us for all fluid handling services provided by us in accordance with the terms of the Water Services Agreement. The initial term of the Water Services Agreement is 20 years from the date thereof and from year to year thereafter until terminated by either party. Under the agreement, Antero will pay a fixed fee of $3.685 per barrel in West Virginia and $3.635 per barrel in Ohio and all other locations for fresh water deliveries by pipeline directly to the well site, subject to annual CPI-based adjustments. Antero has committed to pay a fee on a minimum volume of fresh water deliveries in calendar years 2016 through 2019. Antero is obligated to pay a minimum volume fee to us in the event the aggregate volume of fresh water delivered to Antero under the Water Services Agreement is less than 90,000 barrels per day in 2016, 100,000 barrels per day in 2017 and 120,000 barrels per day in 2018 and 2019. Antero also agreed to pay us a fixed fee of $4.00 per barrel for waste water treatment at the advanced waste water treatment complex and a fee per barrel for waste water collected in trucks owned by the Partnership, in each case subject to annual CPI-based adjustments. Until such time as the advanced waste water treatment complex is placed into service or we operate our own fleet of trucks for transporting waste water, the Partnership will continue to contract with third parties to provide Antero flow back, produced water services, and high rate transfer services and Antero will reimburse us for our costs plus 3%. Other fluid handling services include the disposal and treatment of waste water and high rate transfer of fresh water. Other fluid handling service revenues were zero and $29.6  million during the three months ended June 30, 2015 and 2016, respectively, and zero and $63.5 million during the six months ended June 30, 2015 and 2016, respectively. Other fluid handling service operating expenses were zero and $28.7 million during the three months ended June 30, 2015 and 2016, respectively, and zero and $61.6 million during the six months ended June 30, 2015 and 2016.

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

ANTERO MIDSTREAM PARTNERS LP

Notes to Condensed Combined Consolidated Financial Statements

December 31, 2015 and June 30, 2016

(4)Long-Term Debt

Revolving Credit Facility

We have a secured revolving credit facility with a syndicate of bank lenders. The revolving credit facility provides for lender commitments of $1.5 billion and a letter of credit sublimit of $150 million. The revolving credit facility matures on November 10, 2019.

The revolving credit facility is ratably secured by mortgages on substantially all of our properties, including the properties of our subsidiaries, and guarantees from our subsidiaries. The revolving credit facility contains certain covenants including restrictions on indebtedness, and requirements with respect to leverage and interest coverage ratios. The revolving credit facility provides that, so long as no event of default exists or would be caused thereby, and only to the extent permitted by our organizational documents, distributions to the holders of our equity interests may be made in accordance with the cash distribution policy adopted by the board of directors of our general partner in connection with the IPO. The Partnership was in compliance with all of the financial covenants under the revolving credit facility as of December 31, 2015 and June 30, 2016.

Principal amounts borrowed are payable on the maturity date with such borrowings bearing interest that is payable quarterly or, in the case of Eurodollar Rate Loans, at the end of the applicable interest period if shorter than six months. Interest is payable at a variable rate based on LIBOR or the base rate, determined by election at the time of borrowing. Commitment fees on the unused portion of the revolving credit facility are due quarterly at rates ranging from 0.25% to 0.375% of the unused facility based on utilization.

At December 31, 2015 and June 30, 2016, we had borrowings under the revolving credit facility of $620 million and $760 million, respectively, with a weighted average interest rate of 1.92% and 1.96%, respectively.  No letters of credit were outstanding at December 31, 2015 or June 30, 2016.

(5)Equity-Based Compensation

Our general and administrative expenses include equity-based compensation costs allocated to us by Antero for grants made pursuant to Antero’s long‑term incentive plan and the Midstream LTIP. Equity‑based compensation expense allocated to us was $6.6 million and $6.8 million for the three months ended June 30, 2015 and 2016, respectively, and $12.4 million and $12.8 million for the six months ended June 30, 2015 and 2016, respectively. These expenses were allocated to us based on our proportionate share of Antero’s labor costs. Antero has unamortized expense totaling approximately $238.1 million as of June 30, 2016 related to its various equity-based compensation plans, which includes the Midstream LTIP. A portion of this will be allocated to us as it is amortized over the remaining service period of the related awards.

Midstream LTIP

Our general partner manages our operations and activities and Antero employs the personnel who provide support to our operations. In connection with the IPO, our general partner adopted the Midstream LTIP, pursuant to which non‑employee directors of our general partner and certain officers, employees and consultants of our general partner and its affiliates are eligible to receive awards representing ownership interests in the Partnership. An aggregate of 10,000,000 common units may be delivered pursuant to awards under the Midstream LTIP, subject to customary adjustments. A total of 7,707,464 common units are available for future grant under the Midstream LTIP as of June 30, 2016. Restricted units and phantom units granted under the Midstream LTIP vest subject to the satisfaction of service requirements, upon the completion of which common units in the Partnership and distribution equivalent rights are delivered to the holder of the restricted units or phantom units. Compensation related to each restricted unit and phantom unit award is recognized on a straight-line basis over the requisite service period of the entire award. The grant date fair values of these awards are determined based on the closing price of the Partnership’s common units on the date of grant. These units are accounted for as if they are distributed by the Partnership to Antero. Antero recognizes compensation expense for the units awarded and a portion of that expense is allocated to the Partnership. Antero allocates equity-based compensation expense to the Partnership based on our proportionate share of

ANTERO MIDSTREAM PARTNERS LP

Notes to Condensed Combined Consolidated Financial Statements

December 31, 2015 and June 30, 2016

Antero’s labor costs. The Partnership’s portion of the equity-based compensation expense is included in general and administrative expenses, and recorded as a credit to the applicable classes of partners’ capital.

A summary of restricted unit and phantom unit awards activity during the six months ended June 30, 2016 is as follows:

		Weighted average	Aggregate
	Number of units	grant date fair value	intrinsic value (in thousands)
Total awarded and unvested—December 31, 2015	1,667,832	$28.97	$38,060
Granted	290,254	$21.24
Vested	(6,354)	$24.98
Forfeited	(62,728)	$28.42
Total awarded and unvested—June 30, 2016	1,889,004	$27.81	$52,647

Intrinsic values are based on the closing price of the Partnership’s common units on the referenced dates. Midstream LTIP unamortized expense of $42.5 million at June 30, 2016 is expected to be recognized over a weighted average period of approximately 2.6 years and our proportionate share will be allocated to us as it is recognized.

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

ANTERO MIDSTREAM PARTNERS LP

Notes to Condensed Combined Consolidated Financial Statements

December 31, 2015 and June 30, 2016

General Partner Interest

Our general partner does not own any limited partner or subordinated limited partner interests in us. However, our general partner owns the IDRs and may in the future own common units or other equity interests in us and will be entitled to receive cash distributions on such interests.

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

Cash Distributions

The board of directors of our general partner has declared a cash distribution of $0.25 per unit for the quarter ended June 30, 2016. The distribution will be payable on August 24, 2016 to unitholders of record as of August 10, 2016.

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

December 31, 2015 and June 30, 2016

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

Basic earnings per unit is computed by dividing net earnings attributable to unitholders by the weighted average number of units outstanding during each period. Diluted net income per limited partner unit reflects the potential dilution that could occur if agreements to issue common units, such as awards under long-term incentive plans, were exercised, settled or converted into common units. When it is determined that potential common units resulting from an award should be included in the diluted net income per limited partner unit calculation, the impact is reflected by applying the treasury stock method. Earnings per common unit assuming dilution for the three months ended June 30, 2016 was calculated based on the diluted weighted average number of units outstanding of 100,285,180, including 54,511 dilutive units attributable to non-vested restricted unit and phantom unit awards. Earnings per common unit assuming dilution for the six months ended June 30, 2016 was calculated based on the diluted weighted average number of units outstanding of 100,262,031, including 35,933 dilutive units attributable to non-vested restricted unit and phantom unit awards. For the three and six months ended June 30, 2016, zero and 1,597,455 non-vested phantom unit and restricted unit awards, respectively, were anti-dilutive.

ANTERO MIDSTREAM PARTNERS LP

Notes to Condensed Combined Consolidated Financial Statements

December 31, 2015 and June 30, 2016

The Partnership’s calculation of net income per common and subordinated unit for the periods indicated is as follows (in thousands, except per unit data):

	Three months ended June 30,		Six months ended June 30,
	2015	2016	2015	2016

Net income	$35,124	$49,912	$67,451	$92,829
Less:
Pre-Water Acquisition net income attributed to parent	(15,674)	—	(32,353)	—
General partner interest in net income attributable to incentive distribution rights	—	(2,731)	—	(4,581)
Limited partner interest in net income	$19,450	$47,181	$35,098	$88,248

Net income allocable to common units - basic and diluted	$9,725	$26,843	$17,549	$50,206
Net income allocable to subordinated units - basic and diluted	9,725	20,338	17,549	38,042
Limited partner interest in net income - basic and diluted	$19,450	$47,181	$35,098	$88,248

Net income per limited partner unit - basic
Common units	$0.13	$0.27	$0.23	$0.50
Subordinated units	$0.13	$0.27	$0.23	$0.50

Net income per limited partner unit - diluted
Common units	$0.13	$0.27	$0.23	$0.50
Subordinated units	$0.13	$0.27	$0.23	$0.50

Weighted average limited partner units outstanding - basic
Common units	75,941	100,231	75,941	100,226
Subordinated units	75,941	75,941	75,941	75,941

Weighted average limited partner units outstanding - diluted
Common units	75,958	100,285	75,956	100,262
Subordinated units	75,941	75,941	75,941	75,941

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

The following table provides a reconciliation of changes in Level 3 financial liabilities measured at fair value on a recurring basis (in thousands):

ANTERO MIDSTREAM PARTNERS LP

Notes to Condensed Combined Consolidated Financial Statements

December 31, 2015 and June 30, 2016

Contingent Acquisition Consideration	Six months ended June 30, 2016
Beginning balance	$178,049
Accretion	6,857
Ending balance	$184,906

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

As of June 30, 2016, we expect to pay the entire amount of the contingent consideration amounts in 2019 and 2020. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy. The fair value of the contingent consideration liability associated with future milestone payments was based on the risk adjusted present value of the contingent consideration payout.

(9) Equity Method Investment

Our consolidated net income includes the Partnership’s proportionate share of the net income (loss) of equity method investees. When the Partnership records its proportionate share of net income (loss), it increases (decreases) equity income in the consolidated statements of operations and comprehensive income and the carrying value of that investment. The Partnership uses the equity method of accounting to account for its investment in Stonewall Gas Gathering LLC because it is a limited liability company, which maintains separate capital accounts, and the Partnership exercises significant influence over the entity. Our judgment regarding the level of influence over the Stonewall Gas Gathering LLC investment includes considering key factors such as the Partnership’s ownership interest, representation on the board of directors and participation in policy-making decisions of Stonewall Gas Gathering LLC.

The carrying value of the Partnership’s investment in Stonewall Gas Gathering LLC was $45.5 million at June 30, 2016, and is included in the “Investment in unconsolidated affiliate” line item on the condensed combined consolidated balance sheet. The Partnership’s share of Stonewall Gas Gathering LLC’s net income was $0.5 million for the three and six months ended June 30, 2016, and is included in “Equity in earnings of unconsolidated affiliate” on the condensed combined consolidated statement of operations and comprehensive income.

(10)    Reporting Segments

The Partnership’s operations are located in the United States and are organized into two reporting segments: (1) gathering and compression and (2) water handling and treatment.

Gathering and Compression

The gathering and compression segment includes a network of gathering pipelines and compressor stations that collect natural gas, NGLs and oil from Antero’s wells in West Virginia and Ohio.

Water Handling and Treatment

The Partnership’s water handling and treatment segment includes two independent fresh water distribution systems that source and deliver fresh water from the Ohio River and several regional waterways, and other fluid handling services for well completion operations in Antero’s operating areas. These fresh water systems consist of permanent buried pipelines, surface pipelines and fresh water storage facilitates, as well as pumping stations and impoundments to transport the fresh water throughout the pipelines. Other fluid handling services consist of the disposal and treatment of waste water, including a waste water treatment facility, currently under construction, and high rate transfer of fresh water.

ANTERO MIDSTREAM PARTNERS LP

Notes to Condensed Combined Consolidated Financial Statements

December 31, 2015 and June 30, 2016

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

Summarized financial information concerning the Partnership’s segments for the periods indicated is shown in the following table (in thousands):

		Water
	Gathering and	Handling and	Consolidated
	Compression	Treatment	Total
Three months ended June 30, 2015
Revenues:
Revenue - Antero	$56,593	$31,500	$88,093

Operating expenses:
Direct operating	11,292	6,629	17,921
General and administrative (before equity-based compensation)	4,529	1,033	5,562
Equity-based compensation	5,388	1,209	6,597
Depreciation	15,091	6,162	21,253
Total expenses	36,300	15,033	51,333

Operating income	$20,293	$16,467	$36,760

Total assets	$1,392,898	$416,909	$1,809,807
Additions to property and equipment	$74,061	$11,950	$86,011

Three months ended June 30, 2016
Revenues:
Revenue - Antero	$71,715	$64,893	$136,608
Revenue - third-party	202	-	202
Total revenues	71,917	64,893	136,810

Operating expenses:
Direct operating	7,447	35,150	42,597
General and administrative (before equity-based compensation)	4,837	1,675	6,512
Equity-based compensation	5,301	1,492	6,793
Depreciation	16,964	7,176	24,140
Accretion of contingent acquisition consideration	-	3,461	3,461
Total expenses	34,549	48,954	83,503

Operating income	$37,368	$15,939	$53,307

Total assets	$1,583,246	$569,624	$2,152,870
Additions to property and equipment	$48,283	$41,589	$89,872

ANTERO MIDSTREAM PARTNERS LP

Notes to Condensed Combined Consolidated Financial Statements

December 31, 2015 and June 30, 2016

		Water
	Gathering and	Handling and	Consolidated
	Compression	Treatment	Total
Six months ended June 30, 2015
Revenues:
Revenue - Antero	$108,836	$64,941	$173,777
Revenue - third-party	—	151	151
Total revenues	108,836	65,092	173,928

Operating expenses:
Direct operating	22,981	14,241	37,222
General and administrative (before equity-based compensation)	9,407	2,295	11,702
Equity-based compensation	10,011	2,365	12,376
Depreciation	29,673	12,282	41,955
Total expenses	72,072	31,183	103,255

Operating income	$36,764	$33,909	$70,673

Total assets	$1,392,898	$416,909	$1,809,807
Additions to property and equipment	$159,798	$33,265	$193,063

Six months ended June 30, 2016
Revenues:
Revenue - Antero	$141,066	$131,339	$272,405
Revenue - third-party	477	—	477
Total revenues	141,543	131,339	272,882

Operating expenses:
Direct operating	15,066	76,672	91,738
General and administrative (before equity-based compensation)	9,785	3,846	13,631
Equity-based compensation	9,688	3,078	12,766
Depreciation	33,826	14,137	47,963
Accretion of contingent acquisition consideration	—	6,857	6,857
Total expenses	68,365	104,590	172,955

Operating income	$73,178	$26,749	$99,927

Total assets	$1,583,246	$569,624	$2,152,870
Additions to property and equipment	$96,969	$78,625	$175,594

(11)  Contingencies

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

References to “the Partnership,” “we,” “our,” “us” or like terms, when referring to the three and six months ended June 30, 2015, refer to the Partnership’s gathering and compression assets and operations, and include Antero’s water assets and operations, which were contributed to us on September 23, 2015. References to “the Partnership,” “we,” “our,” “us” or like terms, when referring to the three and six months ended June 30, 2016 or when used in the present tense or prospectively, refer to Antero Midstream Partners LP and its subsidiaries.

Overview

We are a growth-oriented limited partnership formed by Antero to own, operate and develop midstream energy assets to service Antero’s production. Our assets consist of gathering pipelines and compressor stations that collect natural gas, NGLs and oil from Antero’s wells in the Marcellus Shale in West Virginia and the Utica Shale in Ohio. Our assets also include two independent fresh water distribution systems that deliver fresh water from the Ohio River and several regional waterways for well completion operations, and other fluid handling services in Antero’s operating areas. The fresh water systems consist of permanent buried pipelines, surface pipelines and fresh water storage facilities, as well as pumping stations and impoundments to transport the fresh water throughout the pipelines. Other fluid handling services consist of the disposal and treatment of waste water, including a waste water treatment facility, currently under construction, and high rate transfer of fresh water. We believe that our strategically located assets and our relationship with Antero position us as a leading midstream energy company serving the Marcellus and Utica shale plays.

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

2016 Developments and Highlights

Financial Results

For the three months ended June 30, 2016, we generated cash flow from operations of $86.2 million, net income of $49.9 million, and Adjusted EBITDA of $87.7 million. This compares to cash flow from operations of $75.0 million, net income of $35.1 million, and Adjusted EBITDA of $64.6 million for the three months ended June 30, 2015.  See “—Non-GAAP Financial Measures” for a definition of Adjusted EBITDA (a non-GAAP measure) and a reconciliation of Adjusted EBITDA to net income.

For the six months ended June 30, 2016, we generated cash flow from operations of $168.6 million, net income of $92.8 million, and Adjusted EBITDA of $167.5 million. This compares to cash flow from operations of $145.1 million, net income of $67.5 million, and Adjusted EBITDA of $125.0 million for the six months ended June 30, 2015.  See “—Non-GAAP Financial Measures” for a definition of Adjusted EBITDA (a non-GAAP measure) and a reconciliation of Adjusted EBITDA to net income.

During the second quarter of 2016, the Partnership exercised its option to purchase a 15% equity interest in Stonewall Gas Gathering LLC for approximately $45 million. The Stonewall gathering pipeline was placed into service on November 30, 2015 and Antero has a firm commitment of 900 MMBtu/d through the system.

Antero Core Acreage Acquisition

On June 9, 2016, Antero announced the acquisition of 55,000 net acres in the core of the Marcellus Shale, primarily located in Wetzel, Tyler and Doddridge Counties. Substantially all of the approximately 106,000 gross acre footprint will be dedicated to us for gathering, compression and water services.

Additionally, in July 2016, a third party exercised its 30-day option to sell the remaining working interest in the acquired properties, or an additional 11,500 net acres, to Antero.

Energy Industry Environment

In late 2014, global energy commodity prices declined precipitously as a result of several factors, including an increase in worldwide commodity supplies, a stronger U.S. dollar, relatively mild weather in large portions of the U.S. during winter months, and strong competition among oil producing countries for market share.  These events continued throughout 2015 and into 2016 and, along with slower economic growth in China, have led to the continuation of low commodity prices.  Spot prices for WTI declined from approximately $106.00 per Bbl in June 2014 to less than $50.00 per Bbl in January 2015, and have remained at or below $50.00 per Bbl since mid-2015.  Spot prices for Henry Hub natural gas declined from approximately $4.40 per MMBtu in January 2014 to $3.00 per MMBtu in January 2015.  Prices further declined to less than $2.00 per MMBtu in March 2016, although they have recently recovered to approximately $2.80 per MMBtu in June 2016.  Spot prices for propane, which is the largest portion of Antero’s NGLs sales, declined from approximately $1.55 per gallon in January 2014 to less than $0.50 per gallon in January 2015, and declined further to less than $0.35 per gallon in January 2016, although prices recovered to approximately $0.50 per gallon in June 2016.

Cash Distributions

The board of directors of our general partner has declared a cash distribution of $0.25 per unit for the quarter ended June 30, 2016. The distribution will be payable on August 24, 2016 to unitholders of record as of August 10, 2016.

2016 Capital Budget

During the three and six months ended June 30, 2016, our total gathering and compression capital expenditures were approximately $48.3 million and $97.0 million, respectively, and our total water handling and treatment capital expenditures were approximately $41.6 million and $78.6 million, respectively. During 2016, we plan to expand our existing Marcellus and Utica Shale gathering, compression, and fresh water delivery infrastructure to accommodate Antero’s development plans. Our 2016 capital budget is approximately $435 million, which includes $410 million of expansion capital and $25 million of maintenance capital. The capital budget includes $240 million of expansion capital on gathering and compression infrastructure, approximately 90% of which will be invested in the Marcellus Shale and the remaining 10% will be invested in the Utica Shale. The gathering and compression budget will result in 9 miles and 22 miles of additional low pressure and high pressure gathering pipelines, respectively, and 240 MMcf/d of incremental compression capacity in 2016. We also expect to invest $40 million of expansion capital in fresh water delivery infrastructure, approximately 75% of which will be invested in the Marcellus Shale and the remaining 25% will be invested in the Utica Shale. In addition, we plan to construct one fresh water storage impoundment as well as 11 miles and 19 miles of fresh water trunklines and surface pipelines, respectively. Our 2016 budget also includes $130 million of construction capital for the advanced waste water treatment facility, which is expected to be placed into service in late 2017.

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

Credit Facility

As of June 30, 2016, lender commitments under our revolving credit facility were $1.5 billion, with a letter of credit sublimit of $150 million. At June 30, 2016, we had borrowings of $760 million and no letters of credit outstanding under the revolving credit facility. Our revolving credit facility matures in November 2019. See “—Debt Agreements—Revolving Credit Facility” for a description of our revolving credit facility.

Items Affecting Comparability of Our Financial Results

Certain of the historical financial results discussed below may not be comparable to our future financial results primarily as a result of the significant increase in the scope of our operations over the last several years. Our gathering and compression and water handling and treatment systems are relatively new, having been substantially built within the last three years. Accordingly, our revenues and expenses over that time reflect the significant ramp up in our operations. Similarly, Antero has experienced significant changes in its production and drilling and completion schedule over that same period. Accordingly, it may be difficult to project trends from our historical financial data going forward.

Results of operations and cash flows for the three and six months ended June 30, 2015 have been recast to include the Water Acquisition.

Results of Operations

Three months ended June 30, 2015 compared to three months ended June 30, 2016

We have two operating segments: (1) gathering and compression and (2) water handling and treatment. The operating results and assets of our reportable segments were as follows for the three months ended June 30, 2015 and 2016 (in thousands):

		Water
	Gathering and	Handling and	Consolidated
	Compression	Treatment	Total
Three months ended June 30, 2015
Revenues:
Revenue - Antero	$56,593	$31,500	$88,093

Operating expenses:
Direct operating	11,292	6,629	17,921
General and administrative (before equity-based compensation)	4,529	1,033	5,562
Equity-based compensation	5,388	1,209	6,597
Depreciation	15,091	6,162	21,253
Total expenses	36,300	15,033	51,333

Operating income	$20,293	$16,467	$36,760

Total assets	$1,392,898	$416,909	$1,809,807
Additions to property and equipment	$74,061	$11,950	$86,011

Three months ended June 30, 2016
Revenues:
Revenue - Antero	$71,715	$64,893	$136,608
Revenue - third-party	202	-	202
Total revenues	71,917	64,893	136,810

Operating expenses:
Direct operating	7,447	35,150	42,597
General and administrative (before equity-based compensation)	4,837	1,675	6,512
Equity-based compensation	5,301	1,492	6,793
Depreciation	16,964	7,176	24,140
Accretion of contingent acquisition consideration	-	3,461	3,461
Total expenses	34,549	48,954	83,503

Operating income	$37,368	$15,939	$53,307

Total assets	$1,583,246	$569,624	$2,152,870
Additions to property and equipment	$48,283	$41,589	$89,872

The following table sets forth selected operating data for the three months ended June 30, 2015 compared to the three months ended June 30, 2016:

			Amount of
	Three months ended June 30,		Increase	Percentage
	2015	2016	(Decrease)	Change
	($ in thousands, except average realized fees)
Revenue:
Revenue - Antero	$88,093	$136,608	$48,515	55%
Revenue - third-party	—	202	202	*
Total revenue	88,093	136,810	48,717	55%
Operating expenses:
Direct operating	17,921	42,597	24,676	138%
General and administrative (before equity-based compensation)	5,562	6,512	950	17%
Equity-based compensation	6,597	6,793	196	3%
Depreciation	21,253	24,140	2,887	14%
Accretion of contingent acquisition consideration	—	3,461	3,461	*
Total operating expenses	51,333	83,503	32,170	63%
Operating income	36,760	53,307	16,547	45%
Interest expense	(1,636)	(3,879)	(2,243)	137%
Equity in earnings of unconsolidated affiliate	—	484	484	*
Net income	$35,124	$49,912	$14,788	42%
Adjusted EBITDA(1)	$64,610	$87,701	$23,091	36%
Operating Data:
Gathering—low pressure (MMcf)	87,803	123,116	35,313	40%
Gathering—high pressure (MMcf)	108,954	114,013	5,059	5%
Compression (MMcf)	41,319	59,834	18,515	45%
Condensate gathering (MBbl)	272	180	(92)	(34)%
Fresh water distribution (MBbl)	8,666	9,589	923	11%
Waste water handling and treatment (MBbl)	—	2,740	2,740	*
Wells serviced by fresh water distribution	23	31	8	35%
Gathering—low pressure (MMcf/d)	965	1,353	388	40%
Gathering—high pressure (MMcf/d)	1,197	1,253	56	5%
Compression (MMcf/d)	454	658	204	45%
Condensate gathering (MBbl/d)	3	2	(1)	(34)%
Fresh water distribution (MBbl/d)	95	105	10	11%
Waste water handling and treatment (MBbl/d)	—	30	30	*
Average realized fees:
Average gathering—low pressure fee ($/Mcf)	$0.31	$0.31	$0.00	0%
Average gathering—high pressure fee ($/Mcf)	$0.19	$0.19	$0.00	0%
Average compression fee ($/Mcf)	$0.19	$0.19	$0.00	0%
Average gathering—condensate fee ($/Bbl)	$4.16	$4.17	$0.01	0%
Average fresh water distribution fee - Antero ($/Bbl)	$3.64	$3.68	$0.04	1%

*Not meaningful or applicable.

(1)

For a discussion of the non‑GAAP financial measure Adjusted EBITDA, including a reconciliation of Adjusted EBITDA to its most directly comparable financial measures calculated and presented in accordance with GAAP, please see “—Non‑GAAP Financial Measure” below.

Sources of Water Handling and Treatment Revenue. Water handling and treatment revenues are generated from fresh water delivery and other fluid handling services.  Fresh water deliver is billed at a fixed fee per barrel.  Other fluid handling services include the disposal and treatment of waste water and high rate transfer of fresh water and are billed at our cost plus 3%.

Revenue - Antero.  Revenues from gathering and compression of natural gas and condensate, and water handling and treatment increased from $88.1 million for the three months ended June 30, 2015 to $136.8 million for the three months ended June 30, 2016. Revenues from our gathering and compression segment increased from $56.6 million for the three months ended June 30,

2015 to $71.7 million for the three months ended June 30, 2016. Revenues from our water handling and treatment segment increased from $31.5 million for the three months ended June 30, 2015 to $64.9 million for the three months ended June 30, 2016. These fluctuations are primarily the result of:

•

low pressure gathering revenue increased $11.2 million period over period due to an increase of throughput volumes of 35 Bcf, or 388 MMcf/d, which was primarily due to 126 additional wells serviced since June 30, 2015;

•

compression revenue increased $3.5 million due to an increase of throughput volumes of 19 Bcf, or 204 MMcf/d, primarily due to the addition of one new compressor station that was placed in service after June 30, 2015;

•	other fluid handling services revenue increased $29.6 million because other fluid handling services did not begin until the fourth quarter of 2015; and
•	fresh water delivery revenue increased $3.8 million due to an increase in fresh water distribution of 923 MBbl, or 10 MBbl/d, primarily due to an increase in the number of wells completed by Antero.

Direct operating expenses.  Total direct operating expenses increased from $17.9 million for the three months ended June 30, 2015 to $42.6 million for the three months ended June 30, 2016. Direct operating expenses related to our gathering and compression segment decreased from $11.3 million for the three months ended June 30, 2015 to $7.4 million for the three months ended June 30, 2016. The decrease was primarily the result of a decrease in ad valorem taxes. Direct operating expenses related to our water handling and treatment segment increased from $6.6 million for the three months ended June 30, 2015 to $35.2 million for the three months ended June 30, 2016. The increase was primarily due to other fluid handling services, which began in the fourth quarter of 2015. Other fluid handling service costs are billed to Antero at our cost plus 3%. Other fluid handling service revenues were zero and $29.6 million during the three months ended June 30, 2015 and 2016, respectively, and other fluid handling service operating expenses were zero and $28.7 million during the three months ended June 30, 2015 and 2016, respectively.

General and administrative expenses.  General and administrative expenses (before equity-based compensation expense) increased from $5.6 million for the three months ended June 30, 2015 to $6.5 million for the three months ended June 30, 2016.  The increase was primarily a result of increased staffing levels and related salary and benefits expenses and increased general corporate expenses to support our growth.

Equity-based compensation expenses.  Equity-based compensation expense increased slightly from $6.6 million for the three months ended June 30, 2015 to $6.8 million for the three months ended June 30, 2016. This increase was due to additional awards made under Antero’s and our equity-based compensation plans. Equity-based compensation expense allocated to us from Antero has no effect on our cash flows.

Accretion of contingent acquisition consideration.  Total contingent acquisition consideration accretion expense increased from zero for the three months ended June 30, 2015 to $3.5 million for the three months ended June 30, 2016. In connection with the Water Acquisition, we have agreed to pay Antero (a) $125 million in cash if we deliver 176 million barrels or more of fresh water during the period between January 1, 2017 and December 31, 2019 and (b) an additional $125 million in cash if we deliver 219 million barrels or more of fresh water during the period between January 1, 2018 and December 31, 2020. In conjunction with the Water Acquisition on September 23, 2015, we recorded a liability for the discounted net present value of the contingent acquisition consideration and, as time passes, we recognize accretion expense to increase the discounted liability to the expected liability amounts in 2019 and 2020.

Depreciation expense.  Total depreciation expense increased from $21.3 million for the three months ended June 30, 2015 to $24.1 million for the three months ended June 30, 2016. The increase was primarily due to additional gathering, compression, and water handling and treatment assets placed into service.

Interest expense.  Interest expense increased from $1.6 million for the three months ended June 30, 2015 to $3.9 million for the three months ended June 30, 2016. The increase was due to increased amounts outstanding under the revolving credit facility and increased commitment fees on the increased amount of lender commitments under the facility.

Operating income.  Total operating income increased from $36.8 million for the three months ended June 30, 2015 to $53.3 million for the three months ended June 30, 2016. Operating income related to our gathering and compression segment increased from $20.3 million for the three months ended June 30, 2015 to $37.4 million for the three months ended June 30, 2016. The increase was primarily due to an increase in gathering and compression throughput volumes in the second quarter of 2016. Operating income related to our water handling and treatment segment decreased from $16.5 million for the three months ended June 30, 2015 to $15.9 million for the three months ended June 30, 2016. This decrease was primarily due to the accretion of contingent acquisition consideration beginning in the fourth quarter of 2015 in conjunction with the Water Acquisition, partially offset by an increase in fresh water throughput volumes in the second quarter of 2016.

Adjusted EBITDA.  Adjusted EBITDA increased from $64.6 million for the three months ended June 30, 2015 to $87.7 million for the three months ended June 30, 2016. The increase was primarily due to an increase in gathering and compression and fresh water throughput volumes. For a discussion of the non-GAAP financial measure Adjusted EBITDA, including a reconciliation of Adjusted EBITDA to its most directly comparable financial measures calculated and presented in accordance with GAAP, please see “—Non-GAAP Financial Measure” below.

Six months ended June 30, 2015 compared to six months ended June 30, 2016

The operating results and assets of our reportable segments were as follows for the six months ended June 30, 2015 and 2016 (in thousands):

		Water
	Gathering and	Handling and	Consolidated
	Compression	Treatment	Total
Six months ended June 30, 2015
Revenues:
Revenue - Antero	$108,836	$64,941	$173,777
Revenue - third-party	—	151	151
Total revenues	108,836	65,092	173,928

Operating expenses:
Direct operating	22,981	14,241	37,222
General and administrative (before equity-based compensation)	9,407	2,295	11,702
Equity-based compensation	10,011	2,365	12,376
Depreciation	29,673	12,282	41,955
Total expenses	72,072	31,183	103,255

Operating income	$36,764	$33,909	$70,673

Total assets	$1,392,898	$416,909	$1,809,807
Additions to property and equipment	$159,798	$33,265	$193,063

Six months ended June 30, 2016
Revenues:
Revenue - Antero	$141,066	$131,339	$272,405
Revenue - third-party	477	—	477
Total revenues	141,543	131,339	272,882

Operating expenses:
Direct operating	15,066	76,672	91,738
General and administrative (before equity-based compensation)	9,785	3,846	13,631
Equity-based compensation	9,688	3,078	12,766
Depreciation	33,826	14,137	47,963
Accretion of contingent acquisition consideration	—	6,857	6,857
Total expenses	68,365	104,590	172,955

Operating income	$73,178	$26,749	$99,927

Total assets	$1,583,246	$569,624	$2,152,870
Additions to property and equipment	$96,969	$78,625	$175,594

The following table sets forth selected operating data for the six months ended June 30, 2015 compared to the six months ended June 30, 2016:

			Amount of
	Six months ended June 30,		Increase	Percentage
	2015	2016	(Decrease)	Change
	($ in thousands, except average realized fees)
Revenue:
Revenue - Antero	$173,777	$272,405	$98,628	57%
Revenue - third-party	151	477	326	216%
Total revenue	173,928	272,882	98,954	57%
Operating expenses:
Direct operating	37,222	91,738	54,516	146%
General and administrative (before equity-based compensation)	11,702	13,631	1,929	16%
Equity-based compensation	12,376	12,766	390	3%
Depreciation	41,955	47,963	6,008	14%
Accretion of contingent acquisition consideration	—	6,857	6,857	*
Total operating expenses	103,255	172,955	69,700	68%
Operating income	70,673	99,927	29,254	41%
Interest expense	(3,222)	(7,582)	(4,360)	135%
Equity in earnings of unconsolidated affiliate	—	484	484	*
Net income	$67,451	$92,829	$25,378	38%
Adjusted EBITDA(1)	$125,004	$167,513	$42,509	34%
Operating Data:
Gathering—low pressure (MMcf)	171,971	241,713	69,742	41%
Gathering—high pressure (MMcf)	211,034	225,175	14,141	7%
Compression (MMcf)	73,520	114,936	41,416	56%
Condensate gathering (MBbl)	489	450	(39)	(8)%
Fresh water distribution (MBbl)	17,865	18,447	582	3%
Waste water handling and treatment (MBbl)	—	5,044	5,044	*
Wells serviced by fresh water distribution	57	61	4	7%
Gathering—low pressure (MMcf/d)	950	1,328	378	41%
Gathering—high pressure (MMcf/d)	1,166	1,237	71	7%
Compression (MMcf/d)	406	632	226	56%
Condensate gathering (MBbl/d)	3	2	(1)	(8)%
Fresh water distribution (MBbl/d)	99	101	2	3%
Waste water handling and treatment (MBbl/d)	—	28	28	*
Average realized fees:
Average gathering—low pressure fee ($/Mcf)	$0.31	$0.31	$0.00	0%
Average gathering—high pressure fee ($/Mcf)	$0.19	$0.19	$0.00	0%
Average compression fee ($/Mcf)	$0.19	$0.19	$0.00	0%
Average gathering—condensate fee ($/Bbl)	$4.16	$4.17	$0.01	0%
Average fresh water distribution fee - Antero ($/Bbl)	$3.64	$3.68	$0.04	1%

*Not meaningful or applicable.

(1)

For a discussion of the non‑GAAP financial measure Adjusted EBITDA, including a reconciliation of Adjusted EBITDA to its most directly comparable financial measures calculated and presented in accordance with GAAP, please see “—Non‑GAAP Financial Measure” below.

Sources of Water Handling and Treatment Revenue. Water handling and treatment revenues are generated from fresh water delivery and other fluid handling services.  Fresh water deliver is billed at a fixed fee per barrel.  Other fluid handling services include the disposal and treatment of waste water and high rate transfer of fresh water and are billed at our cost plus 3%.

Revenue - Antero.  Revenues from gathering and compression of natural gas and condensate, and water handling and treatment increased from $173.8 million for the six months ended June 30, 2015 to $272.4 million for the six months ended June 30, 2016. Revenues from our gathering and compression segment increased from $108.8 million for the six months ended June 30, 2015 to $141.1 million for the six months ended June 30, 2016. Revenues from our water handling and treatment segment increased from $65.0 million for the six months ended June 30, 2015 to $131.3 million for the six months ended June 30, 2016. These fluctuations are primarily the result of:

•

low pressure gathering revenue increased $22.2 million period over period due to an increase of throughput volumes of 70 Bcf, or 378 MMcf/d, which was primarily due to 126 additional wells serviced since June 30, 2015;

•

compressor revenue increased $8.0 million due to an increase of throughput volumes of 41 Bcf, or 226 MMcf/d, primarily due to the addition of one new compressor station that was placed in service after June 30, 2015;

•

high pressure gathering revenue increased $2.2 million due to an increase of throughput volumes of 14 Bcf, or 71 MMcf/d, primarily as a result of the addition of two new high pressure gathering lines placed in service after June  30, 2015;

•	other fluid handling services revenue increased $63.5 million because other fluid handling services did not begin until the fourth quarter of 2015; and
•	fresh water delivery revenue increased $2.9 million due to an increase in fresh water distribution of 582 MBbl, or 2 MBbl/d, primarily due to an increase in the number of wells completed by Antero.

Direct operating expenses.  Total direct operating expenses increased from $37.2 million for the six months ended June 30, 2015 to $91.7 million for the six months ended June 30, 2016. Direct operating expenses related to our gathering and compression segment decreased from $23.0 million for the six months ended June 30, 2015 to $15.1 million for the six months ended June 30, 2016. The decrease was primarily the result of a decrease in ad valorem taxes. Direct operating expenses related to our water handling and treatment segment increased from $14.2 million for the six months ended June 30, 2015 to $76.6 million for the six months ended June 30, 2016. The increase was primarily due to other fluid handling services, which began in the fourth quarter of 2015. Other fluid handling service costs are billed at our cost plus 3%. Other fluid handling service revenues were zero and $63.5 million during the six months ended June 30, 2015 and 2016, respectively, and other fluid handling service operating expenses were zero and $61.6 million during the six months ended June 30, 2015 and 2016, respectively.

General and administrative expenses.  General and administrative expenses (before equity-based compensation expense) increased from $11.7 million for the six months ended June 30, 2015 to $13.6 million for the six months ended June 30, 2016.  The increase was primarily a result of increased staffing levels and related salary and benefits expenses and increased general corporate expenses to support our growth.

Equity-based compensation expenses.  Equity-based compensation expense increased from $12.4 million for the six months ended June 30, 2015 to $12.8 million for the six months ended June 30, 2016. This increase was due to additional awards made under Antero’s and our equity-based compensation plans. Equity-based compensation expense allocated to us from Antero has no effect on our cash flows.

Accretion of contingent acquisition consideration.  Total contingent acquisition consideration accretion expense increased from zero for the six months ended June 30, 2015 to $6.9 million for the six months ended June 30, 2016. In connection with the Water Acquisition, we have agreed to pay Antero (a) $125 million in cash if we deliver 176 million barrels or more of fresh water during the period between January 1, 2017 and December 31, 2019 and (b) an additional $125 million in cash if we deliver 219 million barrels or more of fresh water during the period between January 1, 2018 and December 31, 2020. In conjunction with the Water Acquisition on September 23, 2015, we recorded a liability for the discounted net present value of the contingent acquisition consideration and, as time passes, we recognize accretion expense to increase the discounted liability to the expected liability amounts in 2019 and 2020.

Depreciation expense.  Total depreciation expense increased from $42.0 million for the six months ended June 30, 2015 to $48.0 million for the six months ended June 30, 2016. The increase was primarily due to additional gathering, compression, and water handling and treatment assets placed into service.

Interest expense.  Interest expense increased from $3.2 million for the six months ended June 30, 2015 to $7.6 million for the six months ended June 30, 2016. The increase was due to increased amounts outstanding under the revolving credit facility and increased commitment fees on the increased amount of lender commitments under the facility.

Operating income.  Total operating income increased from $70.7 million for the six months ended June 30, 2015 to $99.9 million for the six months ended June 30, 2016. Operating income related to our gathering and compression segment increased from $36.8 million for the six months ended June 30, 2015 to $73.2 million for the six months ended June 30, 2016. The increase was primarily due to an increase in gathering and compression throughput volumes in the first half of 2016. Operating income related to our water handling and treatment segment decreased from $33.9 million for the six months ended June 30, 2015 to $26.7 million for the six months ended June 30, 2016. This decrease was primarily due to the accretion of contingent acquisition consideration beginning in the fourth quarter of 2015 in conjunction with the Water Acquisition, partially offset by an increase in fresh water throughput volumes in the first half of 2016.

Adjusted EBITDA.  Adjusted EBITDA increased from $125.0 million for the six months ended June 30, 2015 to $167.5 million for the six months ended June 30, 2016. The increase was primarily due to an increase in gathering and compression and fresh water throughput volumes. For a discussion of the non-GAAP financial measure Adjusted EBITDA, including a reconciliation of Adjusted EBITDA to its most directly comparable financial measures calculated and presented in accordance with GAAP, please see “—Non-GAAP Financial Measure” below.

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

The board of directors of our general partner has adopted a cash distribution policy pursuant to which we intend to distribute at least the minimum quarterly distribution of $0.17 per unit ($0.68 per unit on an annualized basis) on all of our units to the extent we have sufficient cash after the establishment of cash reserves and the payment of our expenses, including payments to our general partner and its affiliates. The board of directors of our general partner has declared a cash distribution of $0.25 per unit for the quarter ended June 30, 2016. The distribution will be payable on August 24, 2016 to unitholders of record as of August 10, 2016.

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

	Six months ended June 30,
(in thousands)	2015	2016	Increase
Operating activities	$145,092	$168,599	$23,507
Investing activities	(193,189)	(223,728)	30,539
Financing activities	(69,228)	56,930	126,158
Net increase (decrease) in cash and cash equivalents	$(117,325)	$1,801

Cash Flow Provided by Operating Activities

Net cash provided by operating activities was $145.1 million and $168.6 million for the six months ended June 30, 2015 and 2016, respectively. The increase in cash flow from operations for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 was primarily the result of increased gathering and compression and fresh water handling revenues, as a result of additional gathering and compression and water handling systems placed in service since June 30, 2015.

Cash Flow Used in Investing Activities

Prior to September 23, 2015 all of our water handling and treatment capital expenditures were funded by Antero.

During the six months ended June 30, 2015, and 2016, we used cash flows in investing activities of $193.2 million and $223.7 million, respectively, primarily as a result of our capital expenditures for gathering systems, compressor stations, and water handling and treatment systems. Cash flows used in investing activities during the six months ended June 30, 2016 includes $45.0 million for our investment in Stonewall Gas Gathering LLC.

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

Cash Flow Provided by (Used in) Financing Activities

Net cash used in financing activities for the six months ended June 30, 2015 of $69.2 million is the result of $65.4 million in net deemed distributions to Antero related to pre-Water Acquisition distributions to Antero and $41.7 million in quarterly cash distributions to our unitholders, partially offset by $38.0 million in net borrowings under the revolving credit facility.

Net cash provided by financing activities for the six months ended June 30, 2016 of $56.9 million include $140.0 million in net borrowings under the revolving credit facility, reduced by $83.0 million in quarterly cash distributions to our unitholders.

Debt Agreements

Revolving Credit Facility

We have a senior secured revolving bank credit facility (the “Credit Facility”) with a syndicate of lenders. As of June 30, 2016, the Credit Facility provided for lender commitments of $1.5 billion and for a letter of credit sublimit of $150 million.  At June 30, 2016, we had $760 million of borrowings and no letters of credit outstanding under the Credit Facility. The Credit Facility will mature on November 10, 2019.

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

•

a consolidated total leverage ratio, which is the ratio of consolidated debt to consolidated EBITDA (annualized until the fiscal quarter ending September 30, 2016), of not more than 5.00 to 1.00 at the end of each fiscal quarter; provided that after electing to issue unsecured high yield notes, the consolidated total leverage ratio will not be more than 5.25 to 1.0, or, following the election of the borrower for two fiscal quarters after a material acquisition, 5.50 to 1.0; and

•

if we elect to issue unsecured high yield notes, a consolidated senior secured leverage ratio, which is the ratio of consolidated senior secured debt to consolidated EBITDA, of not more than 3.75 to 1.0.

We were in compliance with such covenants and ratios as of December 31, 2015 and June 30, 2016.  The actual borrowing capacity available to us may be limited by the interest coverage ratio, consolidated total leverage ratio, and consolidated senior secured leverage ratio covenants.

Contractual Obligations

At June 30, 2016, we had $760 million of borrowings and no letters of credit outstanding under the Credit Facility. Under the terms of our Credit Facility, we are required to pay a commitment fee of 0.25% on any unused portion of the Credit Facility.

A summary of our contractual obligations by maturity date as of June 30, 2016 is provided in the following table.

	Year ended June 30,
(in millions)	2017	2018	2019	2020	2021	Thereafter	Total
Credit Facility (1)	$—	—	—	760	—	—	760
Water treatment (2)	112	36	—	—	—	—	148
Contingent acquisition consideration (3)	—	—	—	125	125	—	250
Total	$112	36	—	885	125	—	1,158

(1)

Includes outstanding principal amounts on our Credit Facility at June 30, 2016.  This table does not include future commitment fees, interest expense or other fees on our Credit Facility because they are floating rate instruments and we cannot determine with accuracy the timing of future loan advances, repayments, or future interest rates to be charged.

(2)	Includes obligations related to the construction of our waste water treatment facility.
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

Non-GAAP Financial Measures

We view Adjusted EBITDA as an important indicator of our performance. We define Adjusted EBITDA as net income before equity-based compensation expense, interest expense, interest income, income taxes and depreciation and amortization expense, excluding pre-acquisition income and expenses attributable to the parent, and equity in earnings of unconsolidated affiliate.

We use Adjusted EBITDA to assess:

•	the financial performance of our assets, without regard to financing methods in the case of Adjusted EBITDA, capital structure or historical cost basis;
•	our operating performance and return on capital as compared to other publicly traded partnerships in the midstream energy sector, without regard to financing or capital structure; and
•	the viability of acquisitions and other capital expenditure projects.

We define Distributable Cash Flow as Adjusted EBITDA less cash interest paid, income tax withholding payments and cash reserved for payments upon vesting of equity-based compensation awards, and ongoing maintenance capital expenditures paid, excluding pre-acquisition amounts attributable to the parent, plus cash to be received from unconsolidated affiliate.  We use Distributable Cash Flow as a performance metric to compare the cash generating performance of the Partnership from period to period and to compare the cash generating performance for specific periods to the cash distributions (if any) that are expected to be paid to unitholders.  Distributable Cash Flow does not reflect changes in working capital balances.

Adjusted EBITDA and Distributable Cash Flow are non-GAAP financial measures. The GAAP measures most directly comparable to Adjusted EBITDA and Distributable Cash Flow is net income. The non-GAAP financial measures of Adjusted EBITDA and Distributable Cash Flow should not be considered as alternatives to the GAAP measure of net income. Adjusted EBITDA and Distributable Cash Flow are not presentations made in accordance with GAAP and have important limitations as an analytical tool because they include some, but not all, items that affect net income and Adjusted EBITDA. You should not consider Adjusted EBITDA and Distributable Cash Flow in isolation or as a substitute for analyses of results as reported under GAAP. Our definition of Adjusted EBITDA and Distributable Cash Flow may not be comparable to similarly titled measures of other partnerships.

The following table represents a reconciliation of our Adjusted EBITDA and Distributable Cash Flow to the most directly comparable GAAP financial measures for the periods presented.

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2015	2016	2015	2016
Reconciliation of Net Income to Adjusted EBITDA and Distributable Cash Flow:
Net income	$35,124	$49,912	$67,451	$92,829
Interest expense	1,636	3,879	3,222	7,582
Depreciation expense	21,253	24,140	41,955	47,963
Accretion of contingent acquisition consideration	—	3,461	—	6,857
Equity-based compensation	6,597	6,793	12,376	12,766
Equity in earnings of unconsolidated affiliate	—	(484)	—	(484)
Adjusted EBITDA	64,610	87,701	125,004	167,513
Pre-Water Acquisition net income attributed to parent	(15,674)	—	(32,353)	—
Pre-Water Acquisition depreciation expense attributed to parent	(6,162)	—	(12,282)	—
Pre-Water Acquisition equity-based compensation expense attributed to parent	(1,209)	—	(2,365)	—
Pre-Water Acquisition interest expense attributed to parent	(793)	—	(1,556)	—
Adjusted EBITDA attributable to the Partnership	40,772	87,701	76,448	167,513
Cash interest paid, net - attributable to the Partnership	(598)	(4,264)	(1,177)	(7,708)
Cash reserved for payment of income tax withholding upon vesting of Antero Midstream LP equity-based compensation awards (1)	—	(1,000)	—	(2,000)
Cash to be received from unconsolidated affiliate	—	778	—	778
Maintenance capital expenditures (2)	(3,379)	(5,710)	(5,787)	(11,518)
Distributable cash flow	$36,795	$77,505	$69,484	$147,065

(1)	Estimate of current period portion of expected cash payment for income tax withholding attributable to vesting of Midstream LTIP equity-based compensation awards to be paid in the fourth quarter.
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

New Accounting Pronouncements

On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers.  The ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective.  The new standard becomes effective for the Partnership on January 1, 2018.  Early application is not permitted.  The standard permits the use of either the retrospective or cumulative effect transition method.  The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures.  The Partnership has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

On February 25, 2016, the FASB issued ASU No. 2016-02, Leases, which requires all leasing arrangements to be presented in the balance sheet as liabilities along with a corresponding asset.  The ASU will replace most existing leases guidance in GAAP when it becomes effective.  The new standard becomes effective for the Partnership on January 1, 2019.  The Partnership is evaluating the effect that ASU 2016-02 will have on its consolidated financial statements and related disclosures and has not yet determined the effect of the standard on its ongoing financial reporting.

On June 16, 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments, which requires an entity to measure its financial assets at the net amount expected to be collected.  The ASU will replace most existing guidance in GAAP regarding the valuation of financial assets when it becomes effective.  The new standard becomes effective for the Partnership on January 1, 2020.  The Partnership does not believe that this standard will have a material impact on its ongoing financial reporting upon adoption.

Off-Balance Sheet Arrangements

As of June 30, 2016, we did not have any off-balance sheet arrangements.

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

Interest Rate Risk

Our primary exposure to interest rate risk results from outstanding borrowings under our Credit Facility, which has a floating interest rate. We do not currently, but may in the future, hedge the interest on portions of our borrowings under our revolving credit facility from time‑to‑time in order to manage risks associated with floating interest rates. At June 30, 2016, we had $760 million of borrowings and no letters of credit outstanding under the revolving credit facility. A 1.0% increase in our Credit Facility interest rate for the six months ended June 30, 2016 would have resulted in an estimated $3.5 million increase in interest expense.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a‑15(b) under the Exchange Act we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q.  Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2016 at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Our operations are subject to a variety of risks and disputes normally incident to our business. As a result, we may, at any given time, be a defendant in various legal proceedings and litigation arising in the ordinary course of business. However, we are not currently subject to any material litigation.

During the third quarter of 2015, the West Virginia Department of Environmental Protection (“WVDEP”) issued Antero Midstream a NOV for improper installation of an engine catalyst at the startup of the North Canton Compressor Station.  In April 2016, Antero Midstream agreed to remediation plans with the WVDEP and paid a civil administrative penalty of $412,000 in settlement of this matter.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The following table sets forth our share purchase activity for each period presented:

Period	Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet be Purchased Under the Plan
April 1, 2016 - April 30, 2016	1,551	$11.56	—	N/A
May 1, 2016 - May 31, 2016	—	$—	—	N/A
June 1, 2016 - June 30, 2016	—	$—	—	N/A

Shares purchased represent shares of our common stock transferred to us in order to satisfy tax withholding obligations incurred upon the vesting of restricted stock and restricted stock units held by Antero’s employees.

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

The description of the activities below has been provided to us by Warburg Pincus LLC (“WP”), affiliates of which: (i) beneficially own more than 10% of our outstanding common units and/or are members of our general partner’s board of directors, (ii) beneficially own more than 10% of the equity interests of, and have the right to designate members of the board of directors of Santander Asset Management Investment Holdings Limited (“SAMIH”).  SAMIH may therefore be deemed to be under common “control” with us; however, this statement is not meant to be an admission that common control exists.

The disclosure below relates solely to activities conducted by SAMIH and its affiliates.  The disclosure does not relate to any activities conducted by us or by WP and does not involve our or WP’s management.  Neither we nor WP has had any involvement in or control over the disclosed activities, and neither we nor WP has independently verified or participated in the preparation of the disclosure.  Neither we nor WP is representing as to the accuracy or completeness of the disclosure nor do we or WP undertake any obligation to correct or update it.

We understand that one or more SEC-reporting affiliates of SAMIH intends to disclose in their next annual or quarterly SEC report that:

(a) Santander UK plc (“Santander UK”) holds two frozen savings accounts and two frozen current accounts for three customers resident in the United Kingdom (“U.K.”) who are currently designated by the United States (“U.S.”) under the Specially Designated Global Terrorist (“SDGT”) sanctions program. The accounts held by each customer were blocked after the customer’s designation and have remained blocked and dormant through the first half of 2016. Revenue generated by Santander UK on these accounts in the first half of 2016 was £7.31 whilst net profits in the first half of 2016 were negligible relative to the overall profits of Banco Santander, S.A.

(b) An Iranian national, resident in the U.K., who is currently designated by the U.S. under the Iranian Financial Sanctions Regulations (“IFSR”) and the Weapons of Mass Destruction Proliferators Sanctions Regulations, held a mortgage with Santander UK that was issued prior to any such designation. The mortgage account was redeemed and closed on April 13, 2016. No further drawdown has been made (or would be allowed) under this mortgage although Santander UK continued to receive repayment installments prior to redemption. In the first half of 2016, total revenue generated by Santander UK in connection with the mortgage was £434.64 whilst net profits were negligible relative to the overall profits of Banco Santander S.A. Santander UK does not intend to enter into any new relationships with this customer, and any disbursements will only be made in accordance with applicable sanctions. The same Iranian national also held two investment accounts with Santander ISA Managers Limited. The funds within both accounts were invested in the same portfolio fund. The accounts have remained frozen until the investments were closed on May 12, 2016 and checks issued to the customer on May 13, 2016. Total revenue in the first half of 2016 generated by Santander UK in connection with the investment accounts was £7.60 whilst net profits in the first half of 2016 were negligible relative to the overall profits of Banco Santander, S.A.

(c) A UK national designated by the US under the SDGT sanctions program holds a Santander UK current account. The account remained in arrears through the first half of 2016 (£1,344.01 in debit) and is currently being managed by Santander UK Collections & Recoveries department.

(d) In addition, during the first half of 2016, Santander UK has identified an OFAC match on a power of attorney account.  A party listed on the account is currently designated by the US under the SDGT and IFSR sanctions programs. During the first half of 2016, related revenue generated by Santander UK was £129.21 whilst net profits in the first half of 2016 were negligible relative to the overall profits of Banco Santander, S.A.

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

ANTERO MIDSTREAM PARTNERS LP

By:	ANTERO RESOURCES MIDSTREAM MANAGEMENT LLC, its general partner

By:	/s/ Michael N. Kennedy
Michael N. Kennedy
Chief Financial Officer

Date:	August 2, 2016

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

31.1	*	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241).
31.2	*	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241).
32.1	*	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
32.2	*	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
101	*

The following financial information from this Form 10-Q of ANTERO MIDSTREAM PARTNERS, LP for the quarter ended June 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Combined Consolidated Balance Sheets, (ii) Condensed Combined Consolidated Statements of Operations, (iii) Condensed Combined Consolidated Statements of Partners’ Capital, (iv) Condensed Combined Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Combined Consolidated Financial Statements, tagged as blocks of text.

The exhibits marked with the asterisk symbol (*) are filed or furnished with this Quarterly Report on Form 10-Q.