Form 10-Q
period 2016-09-30
Antero Midstream Partners LP
filed 2016-10-26
CIK 1598968

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of October 21, 2016, there were 101,358,290 common units and 75,940,957 subordinated units outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Some of the information in this report may contain forward-looking statements. Forward-looking statements give our current expectations, contain projections of results of operations or of financial condition, or forecasts of future events. Words such as “may,” “assume,” “forecast,” “position,” “predict,” “strategy,” “expect,” “intend,” “plan,” “estimate,” “anticipate,” “believe,” “project,” “budget,” “potential,” or “continue,” and similar expressions are used to identify forward-looking statements. They can be affected by assumptions used or by known or unknown risks or uncertainties. Consequently, no forward-looking statements can be guaranteed. When considering these forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this report. Actual results may vary materially. You are cautioned not to place undue reliance on any forward-looking statements. You should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties. Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements include:

•	Antero Resources Corporation’s production and drilling and development plan;
•	Antero Resources Corporation’s ability to successfully integrate its recent acquisition of properties from a third party, and their successful development of such acquired acreage;
•	our ability to execute our business strategy;
•	natural gas, natural gas liquids (“NGLs”) and oil prices;
•	competition and government regulations;
•	actions taken by third-party producers, operators, processors and transporters;
•	legal or environmental matters;
•	costs of conducting our gathering and compression operations;
•	general economic conditions;
•	credit markets;
•	operating hazards, natural disasters, weather-related delays, casualty losses and other matters beyond our control;
•	uncertainty regarding our future operating results; and
•	plans, objectives, expectations and intentions in this Form 10-Q that are not historical.

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

PART I—FINANCIAL INFORMATION

Item 1.Financial Statements

ANTERO MIDSTREAM PARTNERS LP

Condensed Combined Consolidated Balance Sheets

December 31, 2015 and September 30, 2016

(Unaudited)

(In thousands)

	December 31,	September 30,
	2015	2016
Assets
Current assets:
Cash and cash equivalents	$6,883	$9,221
Accounts receivable–Antero	65,712	58,398
Accounts receivable–third party	2,707	1,243
Prepaid expenses	—	53
Total current assets	75,302	68,915
Property and equipment:
Gathering and compressions systems	1,485,835	1,638,748
Water handling and treatment systems	565,616	681,062
	2,051,451	2,319,810
Less accumulated depreciation	(157,625)	(231,724)
Property and equipment, net	1,893,826	2,088,086
Investment in unconsolidated affiliate	—	47,071
Other assets, net	10,904	12,215
Total assets	$1,980,032	$2,216,287
Liabilities and partners' capital
Current liabilities:
Accounts payable	$10,941	$19,203
Accounts payable–Antero	2,138	2,237
Accrued capital expenditures	50,022	21,256
Accrued ad valorem taxes	7,195	3,272
Accrued liabilities	28,168	15,956
Other current liabilities	150	197
Total current liabilities	98,614	62,121
Long-term liabilities:
Long-term debt	620,000	809,766
Contingent acquisition consideration	178,049	188,433
Other	624	669
Total liabilities	897,287	1,060,989
Contingencies (Note 12)
Partners' capital:
Common unitholders - public (59,286 units and 68,071 units issued and outstanding at December 31, 2015 and September 30, 2016, respectively)	1,351,317	1,394,727
Common unitholder - Antero (40,929 units and 32,929 units issued and outstanding at December 31, 2015 and September 30, 2016, respectively)	30,186	36,086
Subordinated unitholder - Antero (75,941 units issued and outstanding at December 31, 2015 and September 30, 2016)	(299,727)	(280,322)
General partner	969	4,807
Total partners' capital	1,082,745	1,155,298
Total liabilities and partners' capital	$1,980,032	$2,216,287

See accompanying notes to condensed combined consolidated financial statements.

ANTERO MIDSTREAM PARTNERS LP

Condensed Combined Consolidated Statements of Operations and Comprehensive Income

Three Months Ended September 30, 2015, and 2016

(Unaudited)

(In thousands, except per unit amounts)

	Three months ended September 30,
	2015	2016

Revenue:
Gathering and compression–Antero	$59,220	$77,871
Water handling and treatment–Antero	21,819	72,411
Gathering and compression–third party	38	193
Water handling and treatment–third party	627	—
Total revenue	81,704	150,475
Operating expenses:
Direct operating	1,609	33,213
General and administrative (including $5,284 and $6,599 of equity-based compensation in 2015 and 2016, respectively)	13,842	13,316
Depreciation	21,561	26,136
Accretion of contingent acquisition consideration	—	3,527
Total operating expenses	37,012	76,192
Operating income	44,692	74,283
Interest expense, net	(2,044)	(5,303)
Equity in earnings of unconsolidated affiliate	—	1,544
Net income and comprehensive income	42,648	70,524
Pre-Water Acquisition net income attributed to parent	(7,841)	—
General partner interest in net income attributable to incentive distribution rights	(295)	(4,807)
Limited partners' interest in net income	$34,512	$65,717
Net income per limited partner unit:
Basic:
Common units	$0.23	$0.37
Subordinated units	$0.22	$0.37
Diluted:
Common units	$0.23	$0.37
Subordinated units	$0.22	$0.37
Weighted average number of limited partner units outstanding:
Basic:
Common units	78,018	100,454
Subordinated units	75,941	75,941
Diluted:
Common units	78,034	100,825
Subordinated units	75,941	75,941

See accompanying notes to condensed combined consolidated financial statements.

ANTERO MIDSTREAM PARTNERS LP

Condensed Combined Consolidated Statements of Operations and Comprehensive Income

Nine Months Ended September 30, 2015, and 2016

(Unaudited)

(In thousands, except per unit amounts)

	Nine months ended September 30,
	2015	2016

Revenue:
Gathering and compression–Antero	$168,056	$218,938
Water handling and treatment–Antero	86,759	203,750
Gathering and compression–third party	38	669
Water handling and treatment–third party	778	—
Total revenue	255,631	423,357
Operating expenses:
Direct operating	38,830	124,951
General and administrative (including $17,663 and $19,366 of equity-based compensation in 2015 and 2016, respectively)	37,923	39,712
Depreciation	63,515	74,100
Accretion of contingent acquisition consideration	—	10,384
Total operating expenses	140,268	249,147
Operating income	115,363	174,210
Interest expense, net	(5,266)	(12,885)
Equity in earnings of unconsolidated affiliate	—	2,027
Net income and comprehensive income	110,097	163,352
Pre-Water Acquisition net income attributed to parent	(40,193)	—
General partner interest in net income attributable to incentive distribution rights	(295)	(9,387)
Limited partners' interest in net income	$69,609	$153,965
Net income per limited partner unit:
Basic:
Common units	$0.46	$0.87
Subordinated units	$0.45	$0.87
Diluted:
Common units	$0.46	$0.87
Subordinated units	$0.45	$0.87
Weighted average number of limited partner units outstanding:
Basic:
Common units	76,641	100,302
Subordinated units	75,941	75,941
Diluted:
Common units	76,657	100,365
Subordinated units	75,941	75,941

See accompanying notes to condensed combined consolidated financial statements.

ANTERO MIDSTREAM PARTNERS LP

Condensed Combined Consolidated Statements of Partners’ Capital

Nine Months Ended September 30, 2016

(Unaudited)

(In thousands)

	Common Unitholders Public	Common Unitholder Antero	Subordinated Unitholder Antero	General Partner	Total Partners' Capital
Balance at December 31, 2015	$1,351,317	$30,186	$(299,727)	$969	$1,082,745
Net income and comprehensive income	57,013	30,602	66,350	9,387	163,352
Distributions to unitholders	(45,689)	(24,975)	(53,539)	(5,549)	(129,752)
Equity-based compensation	5,921	6,851	6,594	—	19,366
Issuance of common units upon vesting of equity-based compensation awards, net of units withheld for income taxes	141	(159)	—	—	(18)
Issuance of common units to public, net of offering costs	19,605	—	—	—	19,605
Sale of units held by Antero to public	6,419	(6,419)	—	—	—
Balance at September 30, 2016	$1,394,727	$36,086	$(280,322)	$4,807	$1,155,298

See accompanying notes to condensed combined consolidated financial statements.

ANTERO MIDSTREAM PARTNERS LP

Condensed Combined Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2015, and 2016

(Unaudited)

(In thousands)

	Nine months ended September 30,
	2015	2016
Cash flows provided by (used in) operating activities:
Net income	$110,097	$163,352
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation	63,515	74,100
Accretion of contingent acquisition consideration	—	10,384
Equity-based compensation	17,663	19,366
Equity in earnings of unconsolidated affiliate	—	(2,027)
Amortization of deferred financing costs	774	1,185
Changes in assets and liabilities:
Accounts receivable–Antero	1,963	7,314
Accounts receivable–third party	4,910	1,464
Prepaid expenses	457	(53)
Accounts payable	673	1,467
Accounts payable–Antero	781	99
Accrued ad valorem tax	62	(3,923)
Accrued liabilities	(1,336)	(13,593)
Net cash provided by operating activities	199,559	259,135
Cash flows provided by (used in) investing activities:
Additions to gathering and compression systems	(242,549)	(152,769)
Additions to water handling and treatment systems	(81,646)	(137,355)
Investment in unconsolidated affiliate	—	(45,044)
Change in other assets	10,883	(2,409)
Net cash used in investing activities	(313,312)	(337,577)
Cash flows provided by (used in) financing activities:
Deemed distribution to Antero, net	(43,723)	—
Distributions to Antero	(633,457)	—
Distributions to unitholders	(70,519)	(129,752)
Issuance of senior notes	—	650,000
Borrowings (repayments) on bank credit facilities, net	410,000	(450,000)
Issuance of common units, net of offering costs	240,972	19,605
Payments of deferred financing costs	(1,956)	(8,940)
Other	(246)	(133)
Net cash provided by (used in) financing activities	(98,929)	80,780
Net increase (decrease) in cash and cash equivalents	(212,682)	2,338
Cash and cash equivalents, beginning of period	230,192	6,883
Cash and cash equivalents, end of period	$17,510	$9,221
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$4,725	$11,751
Supplemental disclosure of noncash investing activities:
Increase (decrease) in accrued capital expenditures and accounts payable for property and equipment	$21,962	$(21,971)

See accompanying notes to condensed combined consolidated financial statements.

ANTERO MIDSTREAM PARTNERS LP

Notes to Condensed Combined Consolidated Financial Statements

December 31, 2015 and September 30, 2016

(1)Business and Organization

Antero Midstream Partners LP (the “Partnership”) is a growth-oriented limited partnership formed by Antero Resources Corporation (“Antero”) to own, operate and develop midstream energy assets to service Antero’s increasing production. The Partnership’s assets consist of gathering pipelines, compressor stations and water handling and treatment assets, through which the Partnership provides midstream services to Antero under long-term, fixed-fee and cost plus contracts. Our assets are located in the southwestern core of the Marcellus Shale in northwest West Virginia and the core of the Utica Shale in southern Ohio. The Partnership’s condensed combined consolidated financial statements as of September 30, 2016, include the accounts of the Partnership, Antero Midstream LLC (“Midstream Operating”), Antero Water LLC (“Antero Water”), Antero Treatment LLC (“Antero Treatment”), and Antero Midstream Finance Corporation (“Finance Corp.”), all of which are entities under common control.

On September 23, 2015, Antero contributed (the “Water Acquisition”) (i) all of the outstanding limited liability company interests of Antero Water to the Partnership and (ii) all of the assets, contracts, rights, permits and properties owned or leased by Antero and used primarily in connection with the construction, ownership, operation, use or maintenance of Antero’s advanced waste water treatment complex under construction in Doddridge County, West Virginia, to Antero Treatment (collectively, (i) and (ii) are referred to herein as the “Contributed Assets”). Our results for the three and nine months ended September 30, 2015 have been recast to include the historical results of Antero Water because the transaction was between entities under common control. Antero Water’s operations prior to the Water Acquisition consisted entirely of fresh water handling operations.

References to “the Partnership,” “we,” “our,” “us” or like terms, when referring to the three and nine months ended September 30, 2015, refer to the Partnership’s gathering and compression assets and operations, and include Antero’s water assets and operations, which were contributed to us on September 23, 2015. References to “the Partnership,” “we,” “our,” “us” or like terms, when referring to the three and nine months ended September 30, 2016 or when used in the present tense or prospectively, refer to Antero Midstream Partners LP and its subsidiaries.

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

The accompanying unaudited condensed combined consolidated financial statements of the Partnership have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, and, accordingly, do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, these statements include all adjustments (consisting of normal and recurring accruals) considered necessary for a fair presentation of the Partnership’s financial position as of December 31, 2015 and September 30, 2016, and the results of its operations and its cash flows for the three and nine months ended September 30, 2015 and 2016. The Partnership has no items of other comprehensive income; therefore, its net income is identical to its comprehensive income. Operating results for the period ended September 30, 2016 are not necessarily indicative of the results that may be expected for the full year.

ANTERO MIDSTREAM PARTNERS LP

Notes to Condensed Combined Consolidated Financial Statements

December 31, 2015 and September 30, 2016

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

(b)Revenue Recognition

We provide gathering and compression and water handling and treatment services under fee-based contracts primarily based on throughput or cost plus a margin. Under these arrangements, we receive fees for gathering oil and gas products, compression services, and water handling and treatment services. The revenue we earn from these arrangements is directly related to (1) in the case of natural gas gathering and compression, the volumes of metered natural gas that we gather, compress and deliver to natural gas compression sites or other transmission delivery points, (2) in the case of oil and condensate gathering, the volumes of metered oil and condensate that we gather and deliver to other transmission delivery points, (3) in the case of fresh water delivery, the quantities of fresh water delivered to our customers for use in their well completion operations, or (4) in the case of other fluid handling services, which includes the disposal and treatment of waste water and high rate transfer of fresh water, our costs plus 3%. We recognize revenue when all of the following criteria are met: (1) persuasive evidence of an agreement exists, (2) services have been rendered, (3) prices are fixed or determinable and (4) collectability is reasonably assured.

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

December 31, 2015 and September 30, 2016

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

Our investment in property and equipment for the periods presented is as follows:

(in thousands)	Estimated useful lives	As of December 31, 2015	As of September 30, 2016
Land	n/a	$3,430	$6,997
Fresh water surface pipelines and equipment	5 years	34,402	38,556
Above ground storage tanks	10 years	4,296	4,301
Fresh water permanent buried pipelines and equipment	20 years	410,202	431,943
Gathering and compression systems	20 years	1,291,871	1,483,364
Construction-in-progress	n/a	307,250	354,649
Total property and equipment		2,051,451	2,319,810
Less accumulated depreciation		(157,625)	(231,724)
Property and equipment, net		$1,893,826	$2,088,086

(f)Impairment of Long‑Lived Assets

We evaluate our long‑lived assets for impairment when events or changes in circumstances indicate that the related carrying values of the assets may not be recoverable.  Generally, the basis for making such assessments is undiscounted future cash flow projections for the unit being assessed.  If the carrying values of the assets are deemed not recoverable, the carrying values are reduced to the estimated fair value, which are based on discounted future cash flows or other techniques, as appropriate.  No impairments for such assets have been recorded through September 30, 2016.

(g)Asset Retirement Obligations

Our gathering pipelines, compressor stations and fresh water distribution pipelines and facilities have an indeterminate life, if properly maintained. A liability will be recorded only if and when a future retirement obligation with a determinable life can be estimated. We are not able to make a reasonable estimate of when future dismantlement and removal dates of our pipelines, compressor stations and facilities, will occur and, because it has been determined that abandonment of all other ancillary assets would require minimal costs, we have not recorded asset retirement obligations at December 31, 2015 or September 30, 2016.

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

ANTERO MIDSTREAM PARTNERS LP

Notes to Condensed Combined Consolidated Financial Statements

December 31, 2015 and September 30, 2016

(i)Equity‑Based Compensation

On March 30, 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2016-09, Stock Compensation–Improvements to Employee Share-Based Payment Accounting, and the Partnership has elected to early-adopt the standard as of January 1, 2016. See Note 2 (m) Recently Adopted Accounting Pronouncements.

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

(k)Fair Value Measures

The FASB Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosures, clarifies the definition of fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This guidance also relates to all nonfinancial assets and liabilities that are not recognized or disclosed on a recurring basis (e.g., the initial recognition of asset retirement obligations and impairments of long ‑lived assets). The fair value is the price that we estimate would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A fair value hierarchy is used to prioritize inputs to valuation techniques used to estimate fair value. An asset or liability subject to the fair value requirements is categorized within the hierarchy based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The highest priority (Level 1) is given to unadjusted quoted market prices in active markets for identical assets or liabilities, and the lowest priority (Level 3) is given to unobservable inputs. Level 2 inputs are data, other than quoted prices included within Level 1, that are observable for the asset or liability, either directly or indirectly.

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

(l) Investment in Unconsolidated Entities

The Partnership uses the equity method to account for its investments in companies if the investment provides the Partnership with the ability to exercise significant influence over, but not control, the operating and financial policies of the investee. The Partnership’s consolidated net income includes the Partnership’s proportionate share of the net income or loss of such companies. The Partnership’s judgment regarding the level of influence over each equity method investee includes considering key factors such as the Partnership’s ownership interest, representation on the board of directors and participation in policy-making decisions of the investee and material intercompany transactions. See Note 10–Equity Method Investment.

ANTERO MIDSTREAM PARTNERS LP

Notes to Condensed Combined Consolidated Financial Statements

December 31, 2015 and September 30, 2016

(m) Recently Adopted Accounting Pronouncement

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

As a result of adopting this standard, we will reclassify cash outflows attributable to tax withholdings on the net settlement of equity-classified awards from operating cash flows to financing cash flows. No retrospective adjustments to the condensed combined consolidated statement of cash flows were required for the nine months ended September 30, 2015, because no equity-based compensation awards were settled during this period.

(3)Transactions with Affiliates

(a)Revenues

All revenues earned, except revenues earned from third parties, were earned from Antero, under various agreements for gathering and compression, water services and seconded employees.

(b)Accounts receivable—Antero and Accounts payable—Antero

Accounts receivable—Antero represents amounts due from Antero, primarily related to gathering and compression services and water handling and treatment services. Accounts payable—Antero represents amounts due to Antero for general and administrative expenses and other costs.

(c)Allocation of Costs

The employees supporting our operations are employees of Antero. Direct operating expense includes allocated costs of $0.8 million and $1.0 million during the three months ended September 30, 2015 and 2016, respectively, and $2.2 million and $2.8 million during the nine months ended September 30, 2015 and 2016, respectively, related to labor charges for Antero employees associated with the operation of our gathering lines, compressor stations, and water handling and treatment assets. General and administrative expense includes allocated costs of $11.6 million and $12.2 million during the three months ended September 30, 2015 and 2016, respectively, and $33.9 million and $36.1 million during the nine months ended September 30, 2015 and 2016, respectively. These costs relate to: (i) various business services, including payroll processing, accounts payable processing and facilities management, (ii) various corporate services, including legal, accounting, treasury, information technology and human resources and (iii) compensation, including equity-based compensation (see Note 5—Equity-Based Compensation for more information). These expenses are charged or allocated to us based on the nature of the expenses and are allocated based on a combination of our proportionate share of Antero’s gross property and equipment, capital expenditures and labor costs, as applicable.

(4)Long-Term Debt

Long-term debt was as follows at December 31, 2015 and September 30, 2016:

(in thousands)	As of December 31, 2015	As of September 30, 2016
Revolving credit facility(a)	$620,000	$170,000
5.375% senior notes due 2024(b)	—	650,000
Net unamortized debt issuance costs	—	(10,234)
	$620,000	$809,766

ANTERO MIDSTREAM PARTNERS LP

Notes to Condensed Combined Consolidated Financial Statements

December 31, 2015 and September 30, 2016

(a) Revolving Credit Facility

We have a secured revolving credit facility with a syndicate of bank lenders. The revolving credit facility provides for lender commitments of $1.5 billion and a letter of credit sublimit of $150 million. The revolving credit facility matures on November 10, 2019.

The revolving credit facility is ratably secured by mortgages on substantially all of our properties, including the properties of our subsidiaries, and guarantees from our subsidiaries. The revolving credit facility contains certain covenants including restrictions on indebtedness, and requirements with respect to leverage and interest coverage ratios. The revolving credit facility provides that, so long as no event of default exists or would be caused thereby, and only to the extent permitted by our organizational documents, distributions to the holders of our equity interests may be made in accordance with the cash distribution policy adopted by the board of directors of our general partner in connection with the IPO. The Partnership was in compliance with all of the financial covenants under the revolving credit facility as of December 31, 2015 and September 30, 2016.

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

At December 31, 2015 and September 30, 2016, we had borrowings under the revolving credit facility of $620 million and $170 million, respectively, with a weighted average interest rate of 1.92% and 2.03%, respectively.  No letters of credit were outstanding at December 31, 2015 or September 30, 2016.

(b) 5.375% Senior Notes Due 2024

On September 13, 2016, the Partnership and its wholly-owned subsidiary, Finance Corp., as co-issuers, issued $650 million in aggregate principal amount of 5.375% senior notes due September 15, 2024 (the “2024 Notes”) at par.  The 2024 Notes are unsecured and effectively subordinated to the revolving credit facility to the extent of the value of the collateral securing the revolving credit facility.  The 2024 Notes are fully and unconditionally guaranteed on a joint and several senior unsecured basis by the Partnership’s wholly-owned subsidiaries (other than Finance Corp.) and certain of its future restricted subsidiaries.  Interest on the 2024 Notes is payable on March 15 and September 15 of each year.  The Partnership may redeem all or part of the 2024 Notes at any time on or after September 15, 2019 at redemption prices ranging from 104.031% on or after September 15, 2019 to 100.00% on or after September 15, 2022.  In addition, prior to September 15, 2019, the Partnership may redeem up to 35% of the aggregate principal amount of the 2024 Notes with an amount of cash not greater than the net cash proceeds of certain equity offerings, if certain conditions are met, at a redemption price of 105.375% of the principal amount of the 2024 Notes, plus accrued and unpaid interest.  At any time prior to September 15, 2019, the Partnership may also redeem the 2024 Notes, in whole or in part, at a price equal to 100% of the principal amount of the 2024 Notes plus a “make-whole” premium and accrued and unpaid interest.  If the Partnership undergoes a change of control, the holders of the 2024 Notes will have the right to require the Partnership to repurchase all or a portion of the notes at a price equal to 101% of the principal amount of the 2024 Notes, plus accrued and unpaid interest.

(5)Equity-Based Compensation

Our general and administrative expenses include equity-based compensation costs allocated to us by Antero for grants made pursuant to Antero’s long‑term incentive plan and the Midstream LTIP. Equity‑based compensation expense allocated to us was $5.3 million and $6.6 million for the three months ended September 30, 2015 and 2016, respectively, and $17.7 million and $19.4 million for the nine months ended September 30, 2015 and 2016, respectively. These expenses were allocated to us based on our proportionate share of Antero’s labor costs. Antero has unamortized expense totaling approximately $210.2

ANTERO MIDSTREAM PARTNERS LP

Notes to Condensed Combined Consolidated Financial Statements

December 31, 2015 and September 30, 2016

million as of September 30, 2016 related to its various equity-based compensation plans, which includes the Midstream LTIP. A portion of this will be allocated to us as it is amortized over the remaining service period of the related awards.

Midstream LTIP

Our general partner manages our operations and activities and Antero employs the personnel who provide support to our operations. In connection with the IPO, our general partner adopted the Midstream LTIP, pursuant to which non‑employee directors of our general partner and certain officers, employees and consultants of our general partner and its affiliates are eligible to receive awards representing ownership interests in the Partnership. An aggregate of 10,000,000 common units may be delivered pursuant to awards under the Midstream LTIP, subject to customary adjustments. A total of 7,737,934 common units are available for future grant under the Midstream LTIP as of September 30, 2016. Restricted units and phantom units granted under the Midstream LTIP vest subject to the satisfaction of service requirements, upon the completion of which common units in the Partnership and distribution equivalent rights are delivered to the holder of the restricted units or phantom units. Compensation related to each restricted unit and phantom unit award is recognized on a straight-line basis over the requisite service period of the entire award. The grant date fair values of these awards are determined based on the closing price of the Partnership’s common units on the date of grant. These units are accounted for as if they are distributed by the Partnership to Antero. Antero recognizes compensation expense for the units awarded and a portion of that expense is allocated to the Partnership. Antero allocates equity-based compensation expense to the Partnership based on our proportionate share of Antero’s labor costs. The Partnership’s portion of the equity-based compensation expense is included in general and administrative expenses, and recorded as a credit to the applicable classes of partners’ capital.

A summary of restricted unit and phantom unit awards activity during the nine months ended September 30, 2016 is as follows:

		Weighted average	Aggregate
	Number of units	grant date fair value	intrinsic value (in thousands)
Total awarded and unvested—December 31, 2015	1,667,832	$28.97	$38,060
Granted	290,254	$21.24
Vested	(6,354)	$24.98
Forfeited	(97,723)	$28.63
Total awarded and unvested—September 30, 2016	1,854,009	$27.79	$49,502

Intrinsic values are based on the closing price of the Partnership’s common units on the referenced dates. Midstream LTIP unamortized expense of $37.5 million at September 30, 2016 is expected to be recognized over a weighted average period of approximately 2.3 years and our proportionate share will be allocated to us as it is recognized.

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

December 31, 2015 and September 30, 2016

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

Cash Distributions

The board of directors of our general partner has declared a cash distribution of $0.265 per unit for the quarter ended September 30, 2016. The distribution will be payable on November 24, 2016 to unitholders of record as of November 10, 2016.

ANTERO MIDSTREAM PARTNERS LP

Notes to Condensed Combined Consolidated Financial Statements

December 31, 2015 and September 30, 2016

The following table details the distributions paid during or pertaining to the periods presented below (in thousands, except per unit data):

			Distributions
			Limited Partners
Quarter and Year	Record Date	Distribution Date	Common unitholders	Subordinated unitholders	General partner (IDRs)	Total	Distributions per limited partner unit
Q4 2014	February 13, 2015	February 27, 2015	$7,161	$7,161	$-	$14,322		$0.0943
Q1 2015	May 13, 2015	May 27, 2015	$13,669	$13,669	$-	$27,338		$0.1800
Q2 2015	August 13, 2015	August 27, 2015	$14,429	$14,429	$-	$28,858		$0.1900
Q3 2015	November 11, 2015	November 30, 2015	$20,470	$15,568	$295	$36,333		$0.2050
*	November 12, 2015	November 20, 2015	$397	$-	$-	$397	$	*
	Total 2015		$56,126	$50,827	$295	$107,248

Q4 2015	February 15, 2016	February 29, 2016	$22,048	$16,708	$969	$39,725		$0.2200
Q1 2016	May 11, 2016	May 25, 2016	$23,556	$17,846	$1,850	$43,252		$0.2350
Q2 2016	August 10, 2016	August 24, 2016	$25,059	$18,985	$2,731	$46,775		$0.2500
	Total 2016		$70,663	$53,539	$5,550	$129,752

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

Basic earnings per unit is computed by dividing net earnings attributable to unitholders by the weighted average number of units outstanding during each period. Diluted net income per limited partner unit reflects the potential dilution that could occur if agreements to issue common units, such as awards under long-term incentive plans, were exercised, settled or converted into common units. When it is determined that potential common units resulting from an award should be included in the diluted net income per limited partner unit calculation, the impact is reflected by applying the treasury stock method. Earnings per common unit assuming dilution for the three months ended September 30, 2016 was calculated based on the diluted weighted average number of units outstanding of 100,824,582, including 370,594 dilutive units attributable to non-vested restricted unit and phantom unit awards. Earnings per common unit assuming dilution for the nine months ended September 30, 2016 was calculated based on the diluted weighted average number of units outstanding of 100,364,955, including 62,647 dilutive units attributable to non-vested restricted unit and phantom unit awards. For the three and nine months ended September 30, 2016, zero and 1,562,669 non-vested phantom unit and restricted unit awards, respectively, were anti-dilutive.

ANTERO MIDSTREAM PARTNERS LP

Notes to Condensed Combined Consolidated Financial Statements

December 31, 2015 and September 30, 2016

The Partnership’s calculation of net income per common and subordinated unit for the periods indicated is as follows (in thousands, except per unit data):

	Three months ended September 30,		Nine months ended September 30,
	2015	2016	2015	2016

Net income	$42,648	$70,524	$110,097	$163,352
Less:
Pre-Water Acquisition net income attributed to parent	(7,841)	—	(40,193)	—
General partner interest in net income attributable to incentive distribution rights	(295)	(4,807)	(295)	(9,387)
Limited partner interest in net income	$34,512	$65,717	$69,609	$153,965

Net income allocable to common units - basic and diluted	$17,561	$37,409	$35,110	$87,615
Net income allocable to subordinated units - basic and diluted	16,951	28,308	34,499	66,350
Limited partner interest in net income - basic and diluted	$34,512	$65,717	$69,609	$153,965

Net income per limited partner unit - basic
Common units	$0.23	$0.37	$0.46	$0.87
Subordinated units	$0.22	$0.37	$0.45	$0.87

Net income per limited partner unit - diluted
Common units	$0.23	$0.37	$0.46	$0.87
Subordinated units	$0.22	$0.37	$0.45	$0.87

Weighted average limited partner units outstanding - basic
Common units	78,018	100,454	76,641	100,302
Subordinated units	75,941	75,941	75,941	75,941

Weighted average limited partner units outstanding - diluted
Common units	78,034	100,825	76,657	100,365
Subordinated units	75,941	75,941	75,941	75,941

(8) Sale of Common Units Under Equity Distribution Agreement

During the third quarter of 2016, the Partnership entered into an Equity Distribution Agreement (the “Distribution Agreement”), pursuant to which the Partnership may sell, from time to time through brokers acting as its sales agents, common units representing distribution limited partner interests having an aggregate offering price of up to $250 million.  The program is registered with the SEC on an effective registration statement on Form S-3. Sales of the common units may be made by means of ordinary brokers’ transactions on the New York Stock Exchange, at market prices, in block transactions, or as otherwise agreed to between the Partnership and the sales agents.  Proceeds are expected to be used for general partnership purposes, which may include repayment of indebtedness and funding working capital or capital expenditures.  The Partnership is under no obligation to offer and sell common units under the Distribution Agreement.

ANTERO MIDSTREAM PARTNERS LP

Notes to Condensed Combined Consolidated Financial Statements

December 31, 2015 and September 30, 2016

During the three months ended September 30, 2016, the Partnership issued and sold 764,739 common units under the Distribution Agreement, resulting in net proceeds of $19.6 million. As of September 30, 2016, the Partnership had the capacity to issue additional common units under the Distribution Agreement up to an aggregate sales price of $229.8 million.

(9) Fair Value Measurement

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

The following table provides a reconciliation of changes in Level 3 financial liabilities measured at fair value on a recurring basis (in thousands):

Contingent acquisition consideration—December 31, 2015	$178,049
Accretion	10,384
Contingent acquisition consideration—September 30, 2016	$188,433

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

As of September 30, 2016, we expect to pay the entire amount of the contingent consideration amounts in 2019 and 2020. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy. The fair value of the contingent consideration liability associated with future milestone payments was based on the risk adjusted present value of the contingent consideration payout.

The carrying values of accounts receivable and accounts payable at December 31, 2015 and September 30, 2016 approximated market value because of their short-term nature. The carrying value of the amounts under the revolving credit facility at December 31, 2015 and September 30, 2016 approximated fair value because the variable interest rates are reflective of current market conditions.

Based on Level 2 market data inputs, the fair value of the Partnership’s 2024 Notes was approximately $655.7 million at September 30, 2016.

(10) Equity Method Investment

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

The carrying value of the Partnership’s investment in Stonewall Gas Gathering LLC was $47.1 million at September 30, 2016, and is included in the “Investment in unconsolidated affiliate” line item on the condensed combined consolidated balance sheet. The Partnership’s share of Stonewall Gas Gathering LLC’s net income was $1.5 million and $2.0 million for the three and

ANTERO MIDSTREAM PARTNERS LP

Notes to Condensed Combined Consolidated Financial Statements

December 31, 2015 and September 30, 2016

nine months ended September 30, 2016, respectively, and is included in “Equity in earnings of unconsolidated affiliate” on the condensed combined consolidated statement of operations and comprehensive income.

(11)    Reporting Segments

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

ANTERO MIDSTREAM PARTNERS LP

Notes to Condensed Combined Consolidated Financial Statements

December 31, 2015 and September 30, 2016

Summarized financial information concerning the Partnership’s segments for the periods indicated is shown in the following table (in thousands):

		Water
	Gathering and	Handling and	Consolidated
	Compression	Treatment	Total
Three months ended September 30, 2015
Revenues:
Revenue - Antero	$59,220	$21,819	$81,039
Revenue - third-party	38	627	665
Total revenues	59,258	22,446	81,704

Operating expenses:
Direct operating	(3,164)	4,773	1,609
General and administrative	11,265	2,577	13,842
Depreciation	15,076	6,485	21,561
Total expenses	23,177	13,835	37,012

Operating income	$36,081	$8,611	$44,692

Total assets	$1,395,057	$487,734	$1,882,791
Additions to property and equipment	$82,751	$48,381	$131,132

Three months ended September 30, 2016
Revenues:
Revenue - Antero	$77,871	$72,411	$150,282
Revenue - third-party	193	-	193
Total revenues	78,064	72,411	150,475

Operating expenses:
Direct operating	4,692	28,521	33,213
General and administrative	10,281	3,035	13,316
Depreciation	18,298	7,838	26,136
Accretion of contingent acquisition consideration	-	3,527	3,527
Total expenses	33,271	42,921	76,192

Operating income	$44,793	$29,490	$74,283

Total assets	$1,653,292	$562,995	$2,216,287
Additions to property and equipment	$55,800	$58,730	$114,530

ANTERO MIDSTREAM PARTNERS LP

Notes to Condensed Combined Consolidated Financial Statements

December 31, 2015 and September 30, 2016

		Water
	Gathering and	Handling and	Consolidated
	Compression	Treatment	Total
Nine months ended September 30, 2015
Revenues:
Revenue - Antero	$168,056	$86,759	$254,815
Revenue - third-party	38	778	816
Total revenues	168,094	87,537	255,631

Operating expenses:
Direct operating	19,817	19,013	38,830
General and administrative	30,685	7,238	37,923
Depreciation	44,748	18,767	63,515
Total expenses	95,250	45,018	140,268

Operating income	$72,844	$42,519	$115,363

Total assets	$1,395,057	$487,734	$1,882,791
Additions to property and equipment	$242,549	$81,646	$324,195

Nine months ended September 30, 2016
Revenues:
Revenue - Antero	$218,938	$203,750	$422,688
Revenue - third-party	669	—	669
Total revenues	219,607	203,750	423,357

Operating expenses:
Direct operating	19,758	105,193	124,951
General and administrative	29,755	9,957	39,712
Depreciation	52,125	21,975	74,100
Accretion of contingent acquisition consideration	—	10,384	10,384
Total expenses	101,638	147,509	249,147

Operating income	$117,969	$56,241	$174,210

Total assets	$1,653,292	$562,995	$2,216,287
Additions to property and equipment	$152,769	$137,355	$290,124

(12)  Contingencies

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

References to “the Partnership,” “we,” “our,” “us” or like terms, when referring to periods prior to September 23, 2015 refer to the Partnership’s gathering and compression assets and operations, and include Antero’s water assets and operations, which were contributed to us on September 23, 2015. References to “the Partnership,” “we,” “our,” “us” or like terms, when referring to periods after September 23, 2016 or when used in the present tense or prospectively, refer to Antero Midstream Partners LP and its subsidiaries.

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

2016 Developments and Highlights

Financial Results

For the three months ended September 30, 2016, we generated cash flow from operations of $90.6 million, net income of $70.5 million, and Adjusted EBITDA of $110.5 million. This compares to cash flow from operations of $54.5 million, net income of $42.7 million, and Adjusted EBITDA of $71.5 million for the three months ended September 30, 2015.  See “—Non-GAAP Financial Measures” for a definition of Adjusted EBITDA (a non-GAAP measure) and a reconciliation of Adjusted EBITDA to net income.

For the nine months ended September 30, 2016, we generated cash flow from operations of $259.1 million, net income of $163.4 million, and Adjusted EBITDA of $278.1 million. This compares to cash flow from operations of $199.6 million, net income of $110.1 million, and Adjusted EBITDA of $196.5 million for the nine months ended September 30, 2015.  See “—Non-GAAP

Financial Measures” for a definition of Adjusted EBITDA (a non-GAAP measure) and a reconciliation of Adjusted EBITDA to net income.

During the third quarter of 2016, the Partnership and Antero Midstream Finance Corporation (“Finance Corp.”), as co-issuers, issued $650 million of 5.375% senior unsecured notes due 2024 at par (the “2024 Notes”). Net proceeds from the issuance of the 2024 Notes were used to repay indebtedness under our revolving credit facility.

Also during the third quarter of 2016, the Partnership entered into an Equity Distribution Agreement (the “Distribution Agreement”), pursuant to which, the Partnership may sell, from time to time through brokers acting as its sales agents, common units representing limited partner interests having an aggregate offering price of up to $250 million. During the three months ended September 30, 2016, the Partnership issued and sold 764,739 common units under the Distribution Agreement, at a weighted average sales price of $26.38 resulting in net proceeds of $19.6 million (net of $0.2 million of compensation payable to the sales agents for sales made during the period, and $0.4 million of other offering costs). We received net proceeds of $19.6 million during the quarter from the sale of common units pursuant to the Distribution Agreement, which were used for general partnership purposes.

Energy Industry Environment

In late 2014, global energy commodity prices declined precipitously as a result of several factors, including an increase in worldwide commodity supplies, a stronger U.S. dollar, relatively mild weather in large portions of the U.S. during winter months, and strong competition among oil producing countries for market share. These events continued throughout 2015 and 2016 to date and, along with slower economic growth in China, have led to the continuation of low commodity prices.  Spot prices for WTI declined significantly since June 2014 levels of approximately $106.00 per Bbl and are currently approximately $50.00 per Bbl. Spot prices for Henry Hub natural gas have also declined significantly from approximately $4.40 per MMBtu in January 2014 and have ranged from approximately $2.00 per MMBtu in March 2016 to approximately $3.00 per MMBtu in September 2016. Spot prices for propane, which is the largest portion of Antero’s NGLs sales, have declined from approximately $1.55 per gallon in January 2014 and have ranged from less than $0.35 per gallon in January 2016 to approximately $0.50 per gallon in September 2016.

Cash Distributions

The board of directors of our general partner has declared a cash distribution of $0.265 per unit for the quarter ended September 30, 2016. The distribution will be payable on November 24, 2016 to unitholders of record as of November 10, 2016.

2016 Capital Budget

Our 2016 capital budget is approximately $480 million, which includes $410 million of expansion capital, $25 million of maintenance capital, and $45 million for the purchase of an equity interest in a regional gas gathering pipeline. The capital budget includes $240 million of expansion capital on gathering and compression infrastructure, approximately 90% of which will be invested in the Marcellus Shale and the remaining 10% will be invested in the Utica Shale. The gathering and compression budget will result in 9 miles and 22 miles of additional low pressure and high pressure gathering pipelines, respectively, and 240 MMcf/d of incremental compression capacity in 2016. The budget includes investing $40 million of expansion capital in fresh water delivery infrastructure, approximately 75% of which will be invested in the Marcellus Shale and the remaining 25% will be invested in the Utica Shale. In addition, the budget includes plans to construct one fresh water storage impoundment as well as 11 miles and 19 miles of fresh water trunklines and surface pipelines, respectively. Our 2016 budget also includes $130 million of construction capital for the advanced waste water treatment facility, which is expected to be placed into service in late 2017. During the three and nine months ended September 30, 2016, our total gathering and compression capital expenditures were approximately $55.8 million and $152.8 million, respectively, and our total water handling and treatment capital expenditures were approximately $58.7 million and $137.4 million, respectively.

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

Credit Facility

As of September 30, 2016, lender commitments under our revolving credit facility were $1.5 billion, with a letter of credit sublimit of $150 million. At September 30, 2016, we had borrowings of $170 million and no letters of credit outstanding under the revolving credit facility. Our revolving credit facility matures in November 2019. Net proceeds from the issuance of the 2024 Notes were used to repay indebtedness under our revolving credit facility. See “—Debt Agreements—Revolving Credit Facility” for a description of our revolving credit facility.

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

On September 23, 2015, Antero contributed (the “Water Acquisition”) (i) all of the outstanding limited liability company interests of Antero Water to the Partnership and (ii) all of the assets, contracts, rights, permits and properties owned or leased by Antero and used primarily in connection with the construction, ownership, operation, use or maintenance of Antero’s advanced waste water treatment complex under construction in Doddridge County, West Virginia, to Antero Treatment. Results of operations and cash flows for the three and nine months ended September 30, 2015 have been recast to include the Water Acquisition.

Results of Operations

Three months ended September 30, 2015 compared to three months ended September 30, 2016

We have two operating segments: (1) gathering and compression and (2) water handling and treatment. The operating results and assets of our reportable segments were as follows for the three months ended September 30, 2015 and 2016 (in thousands):

		Water
	Gathering and	Handling and	Consolidated
	Compression	Treatment	Total
Three months ended September 30, 2015
Revenues:
Revenue - Antero	$59,220	$21,819	$81,039
Revenue - third-party	38	627	665
Total revenues	59,258	22,446	81,704

Operating expenses:
Direct operating	(3,164)	4,773	1,609
General and administrative (before equity-based compensation)	7,060	1,498	8,558
Equity-based compensation	4,205	1,079	5,284
Depreciation	15,076	6,485	21,561
Total expenses	23,177	13,835	37,012

Operating income	$36,081	$8,611	$44,692

Three months ended September 30, 2016
Revenues:
Revenue - Antero	$77,871	$72,411	$150,282
Revenue - third-party	193	-	193
Total revenues	78,064	72,411	150,475

Operating expenses:
Direct operating	4,692	28,521	33,213
General and administrative (before equity-based compensation)	5,068	1,649	6,717
Equity-based compensation	5,213	1,386	6,599
Depreciation	18,298	7,838	26,136
Accretion of contingent acquisition consideration	-	3,527	3,527
Total expenses	33,271	42,921	76,192

Operating income	$44,793	$29,490	$74,283

The following table sets forth selected operating data for the three months ended September 30, 2015 compared to the three months ended September 30, 2016:

			Amount of
	Three months ended September 30,		Increase	Percentage
	2015	2016	(Decrease)	Change
	($ in thousands, except average realized fees)
Revenue:
Revenue - Antero	$81,039	$150,282	$69,243	85%
Revenue - third-party	665	193	(472)	(71)%
Total revenue	81,704	150,475	68,771	84%
Operating expenses:
Direct operating	1,609	33,213	31,604	1,964%
General and administrative (before equity-based compensation)	8,558	6,717	(1,841)	(22)%
Equity-based compensation	5,284	6,599	1,315	25%
Depreciation	21,561	26,136	4,575	21%
Accretion of contingent acquisition consideration	—	3,527	3,527	*
Total operating expenses	37,012	76,192	39,180	106%
Operating income	44,692	74,283	29,591	66%
Interest expense	(2,044)	(5,303)	(3,259)	159%
Equity in earnings of unconsolidated affiliate	—	1,544	1,544	*
Net income	$42,648	$70,524	$27,876	65%
Adjusted EBITDA(1)	$71,537	$110,545	$39,008	55%
Operating Data:
Gathering—low pressure (MMcf)	95,471	131,625	36,154	38%
Gathering—high pressure (MMcf)	111,896	124,266	12,370	11%
Compression (MMcf)	40,063	71,470	31,407	78%
Condensate gathering (MBbl)	263	48	(215)	(82)%
Fresh water distribution (MBbl)	6,168	12,895	6,727	109%
Waste water handling and treatment (MBbl)	—	2,577	2,577	*
Wells serviced by fresh water distribution	28	35	7	25%
Gathering—low pressure (MMcf/d)	1,038	1,431	393	38%
Gathering—high pressure (MMcf/d)	1,216	1,351	135	11%
Compression (MMcf/d)	435	777	342	78%
Condensate gathering (MBbl/d)	3	1	(2)	(82)%
Fresh water distribution (MBbl/d)	67	140	73	109%
Waste water handling and treatment (MBbl/d)	—	28	28	*
Average realized fees:
Average gathering—low pressure fee ($/Mcf)	$0.31	$0.31	$—	*
Average gathering—high pressure fee ($/Mcf)	$0.19	$0.19	$—	*
Average compression fee ($/Mcf)	$0.19	$0.19	$—	*
Average gathering—condensate fee ($/Bbl)	$4.16	$4.17	$0.01	*
Average fresh water distribution fee - Antero ($/Bbl)	$3.62	$3.68	$0.06	2%

*Not meaningful or applicable.

(1)

For a discussion of the non‑GAAP financial measure Adjusted EBITDA, including a reconciliation of Adjusted EBITDA to its most directly comparable financial measure calculated and presented in accordance with GAAP, please see “—Non‑GAAP Financial Measures” below.

Sources of Water Handling and Treatment Revenue. Water handling and treatment revenues are generated from fresh water delivery and other fluid handling services.  Fresh water delivery is billed at a fixed fee per barrel.  Other fluid handling services include the disposal and treatment of waste water and high rate transfer of fresh water and are billed at our cost plus 3%.

Revenue - Antero.  Revenues from gathering and compression of natural gas and condensate, and water handling and treatment increased by 85%, from $81.0 million for the three months ended September 30, 2015 to $150.3 million for the three months ended September 30, 2016. Revenues from our gathering and compression segment increased by 31%, from $59.2 million for the three months ended September 30, 2015 to $77.9 million for the three months ended September 30, 2016. Revenues from our water handling and treatment segment increased by $50.6 million, from $21.8 million for the three months ended September 30, 2015 to $72.4 million for the three months ended September 30, 2016. These fluctuations are primarily the result of:

•

low pressure gathering revenue increased $11.5 million period over period due to a 38% increase in throughput volumes to 132 Bcf, or 1,431 MMcf/d, which was primarily due to 115 additional wells added to our system since September 30, 2015;

•

compression revenue increased $5.9 million due to a 78% increase in throughput volumes to 71 Bcf, or 777 MMcf/d, primarily due to the addition of two new compressor stations placed in service after September 30, 2015, and additional wells added to our system;

•

fresh water delivery revenue increased $25.0 million due to a 109% increase in fresh water distribution to 12,895 MBbl, or 140 MBbl/d, primarily due to an increase in the amount of water used in well completions by Antero; and

•	other fluid handling services revenue of $24.9 million.

Direct operating expenses.  Total direct operating expenses increased from $1.6 million for the three months ended September 30, 2015 to $33.2 million for the three months ended September 30, 2016. Direct operating expenses related to our gathering and compression segment increased from $(3.2) million for the three months ended September 30, 2015 to $4.7 million for the three months ended September 30, 2016. The increase was primarily the result of increased throughput volumes, and a downward revision of our estimate of ad valorem tax liability, during the three months ended September 30, 2015, resulting in a reduction of the previously accrued liability related to prior periods of approximately $8.4 million. Direct operating expenses related to our water handling and treatment segment increased from $4.8 million for the three months ended September 30, 2015 to $28.5 million for the three months ended September 30, 2016. The increase was primarily due to other fluid handling services, which began in the fourth quarter of 2015. Other fluid handling service costs are billed to Antero at our cost plus 3%. Other fluid handling service revenues were zero and $24.9 million during the three months ended September 30, 2015 and 2016, respectively, and other fluid handling service operating expenses were zero and $24.2 million during the three months ended September 30, 2015 and 2016, respectively.

General and administrative expenses.  General and administrative expenses (before equity-based compensation expense) decreased by 22%, from $8.6 million for the three months ended September 30, 2015 to $6.7 million for the three months ended September 30, 2016.  The decrease was primarily a result of higher legal related costs in the third quarter of 2015 in connection with the Water Acquisition which closed in the same quarter, partially offset by increased staffing levels and related salary and benefits expenses and increased general partnership expenses to support our growth.

Equity-based compensation expenses.  Equity-based compensation expense increased by 25%, from $5.3 million for the three months ended September 30, 2015 to $6.6 million for the three months ended September 30, 2016. This increase was due to additional awards made under Antero’s and our equity-based compensation plans. Equity-based compensation expense allocated to us from Antero has no effect on our cash flows.

Accretion of contingent acquisition consideration.  Total contingent acquisition consideration accretion expense increased from zero for the three months ended September 30, 2015 to $3.5 million for the three months ended September 30, 2016. In connection with the Water Acquisition, we have agreed to pay Antero (a) $125 million in cash if we deliver 176 million barrels or more of fresh water during the period between January 1, 2017 and December 31, 2019 and (b) an additional $125 million in cash if we deliver 219 million barrels or more of fresh water during the period between January 1, 2018 and December 31, 2020. In conjunction with the Water Acquisition on September 23, 2015, we recorded a liability for the discounted net present value of the contingent acquisition consideration and, as time passes, we recognize accretion expense to increase the discounted liability to the expected liability amounts in 2019 and 2020.

Depreciation expense.  Total depreciation expense increased by 21%, from $21.6 million for the three months ended September 30, 2015 to $26.1 million for the three months ended September 30, 2016. The increase was primarily due to additional gathering, compression, and water handling and treatment assets placed into service.

Interest expense.  Interest expense increased from $2.0 million for the three months ended September 30, 2015 to $5.3 million for the three months ended September 30, 2016. The increase was due to increased amounts outstanding under the revolving credit facility, increased commitment fees on the increased amount of lender commitments under the facility, and interest incurred on our 2024 Notes beginning in the third quarter of 2016.

Operating income.  Total operating income increased by 66%, from $44.7 million for the three months ended September 30, 2015 to $74.3 million for the three months ended September 30, 2016. Operating income related to our gathering and compression segment increased by 24%, from $36.1 million for the three months ended September 30, 2015 to $44.8 million for the three months ended September 30, 2016. The increase was primarily due to an increase in gathering and compression throughput volumes in the third quarter of 2016. Operating income related to our water handling and treatment segment increased from $8.6 million for the three months ended September 30, 2015 to $29.5 million for the three months ended September 30, 2016. This increase was primarily due to an increase in fresh water throughput volumes and other fluid handling services in the third quarter of 2016.

Adjusted EBITDA.  Adjusted EBITDA increased by 55%, from $71.5 million for the three months ended September 30, 2015 to $110.5 million for the three months ended September 30, 2016. The increase was primarily due to an increase in gathering and compression, fresh water throughput volumes, and other fluid handling services in the third quarter of 2016. For a discussion of the non-GAAP financial measure Adjusted EBITDA, including a reconciliation of Adjusted EBITDA to its most directly comparable financial measure calculated and presented in accordance with GAAP, please see “—Non-GAAP Financial Measures” below.

Nine months ended September 30, 2015 compared to nine months ended September 30, 2016

The operating results and assets of our reportable segments were as follows for the nine months ended September 30, 2015 and 2016 (in thousands):

		Water
	Gathering and	Handling and	Consolidated
	Compression	Treatment	Total
Nine months ended September 30, 2015
Revenues:
Revenue - Antero	$168,056	$86,759	$254,815
Revenue - third-party	38	778	816
Total revenues	168,094	87,537	255,631

Operating expenses:
Direct operating	19,817	19,013	38,830
General and administrative (before equity-based compensation)	16,467	3,793	20,260
Equity-based compensation	14,218	3,445	17,663
Depreciation	44,748	18,767	63,515
Total expenses	95,250	45,018	140,268

Operating income	$72,844	$42,519	$115,363

Nine months ended September 30, 2016
Revenues:
Revenue - Antero	$218,938	$203,750	$422,688
Revenue - third-party	669	—	669
Total revenues	219,607	203,750	423,357

Operating expenses:
Direct operating	19,758	105,193	124,951
General and administrative (before equity-based compensation)	14,853	5,493	20,346
Equity-based compensation	14,902	4,464	19,366
Depreciation	52,125	21,975	74,100
Accretion of contingent acquisition consideration	—	10,384	10,384
Total expenses	101,638	147,509	249,147

Operating income	$117,969	$56,241	$174,210

The following table sets forth selected operating data for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2016:

			Amount of
	Nine months ended September 30,		Increase	Percentage
	2015	2016	(Decrease)	Change
	($ in thousands, except average realized fees)
Revenue:
Revenue - Antero	$254,815	$422,688	$167,873	66%
Revenue - third-party	816	669	(147)	(18)%
Total revenue	255,631	423,357	167,726	66%
Operating expenses:
Direct operating	38,830	124,951	86,121	222%
General and administrative (before equity-based compensation)	20,260	20,346	86	*
Equity-based compensation	17,663	19,366	1,703	10%
Depreciation	63,515	74,100	10,585	17%
Accretion of contingent acquisition consideration	—	10,384	10,384	*
Total operating expenses	140,268	249,147	108,879	78%
Operating income	115,363	174,210	58,847	51%
Interest expense	(5,266)	(12,885)	(7,619)	145%
Equity in earnings of unconsolidated affiliate	—	2,027	2,027	*
Net income	$110,097	$163,352	$53,255	48%
Adjusted EBITDA(1)	$196,541	$278,060	$81,519	41%
Operating Data:
Gathering—low pressure (MMcf)	267,442	373,338	105,896	40%
Gathering—high pressure (MMcf)	322,930	349,440	26,510	8%
Compression (MMcf)	113,583	186,406	72,823	64%
Condensate gathering (MBbl)	751	498	(253)	(34)%
Fresh water distribution (MBbl)	24,034	31,341	7,307	30%
Waste water handling and treatment (MBbl)	—	7,621	7,621	*
Wells serviced by fresh water distribution	89	96	7	8%
Gathering—low pressure (MMcf/d)	980	1,363	383	40%
Gathering—high pressure (MMcf/d)	1,183	1,275	92	8%
Compression (MMcf/d)	416	680	264	64%
Condensate gathering (MBbl/d)	3	2	(1)	(34)%
Fresh water distribution (MBbl/d)	88	114	26	30%
Waste water handling and treatment (MBbl/d)	—	28	28	*
Average realized fees:
Average gathering—low pressure fee ($/Mcf)	$0.31	$0.31	$—	*
Average gathering—high pressure fee ($/Mcf)	$0.19	$0.19	$—	*
Average compression fee ($/Mcf)	$0.19	$0.19	$—	*
Average gathering—condensate fee ($/Bbl)	$4.16	$4.17	$0.01	*
Average fresh water distribution fee - Antero ($/Bbl)	$3.63	$3.68	$0.05	1%

*Not meaningful or applicable.

(1)

For a discussion of the non‑GAAP financial measure Adjusted EBITDA, including a reconciliation of Adjusted EBITDA to its most directly comparable financial measure calculated and presented in accordance with GAAP, please see “—Non‑GAAP Financial Measures” below.

Sources of Water Handling and Treatment Revenue. Water handling and treatment revenues are generated from fresh water delivery and other fluid handling services.  Fresh water delivery is billed at a fixed fee per barrel.  Other fluid handling services include the disposal and treatment of waste water and high rate transfer of fresh water and are billed at our cost plus 3%.

Revenue - Antero.  Revenues from gathering and compression of natural gas and condensate, and water handling and treatment increased by 66%, from $254.8 million for the nine months ended September 30, 2015 to $422.7 million for the nine months ended September 30, 2016. Revenues from our gathering and compression segment increased by 30%, from $168.1 million for the nine months ended September 30, 2015 to $218.9 million for the nine months ended September 30, 2016. Revenues from our water handling and treatment segment increased from $86.7 million for the nine months ended September 30, 2015 to $203.8 million for the nine months ended September 30, 2016. These fluctuations are primarily the result of:

•

low pressure gathering revenue increased $33.7 million due to a 40% increase in throughput volumes to 373 Bcf, or 1,363 MMcf/d, which was primarily due to 115 additional wells added to our system since September 30, 2015;

•

compressor revenue increased $13.9 million due to a 64% increase in throughput volumes to 186 Bcf, or 680 MMcf/d, primarily due to the addition of two new compressor stations placed in service after September 30, 2015, and additional wells added to our system;

•

high pressure gathering revenue increased $5.0 million due to a 8% increase in throughput volumes to 349 Bcf, or 1,275 MMcf/d, primarily as a result of the addition of two new high pressure gathering lines placed in service after September  30, 2015, and additional wells added to our system;

•	other fluid handling services revenue of $88.4 million; and
•

fresh water delivery revenue increased $27.8 million due to a 30% increase in fresh water distribution to 31,341 MBbl, or 114 MBbl/d, primarily due to an increase in the amount of water used in well completions by Antero.

Direct operating expenses.  Total direct operating expenses increased from $38.8 million for the nine months ended September 30, 2015 to $125.0 million for the nine months ended September 30, 2016. Direct operating expenses related to our gathering and compression segment remained consistant at $19.8 million for both the nine months ended September 30, 2015 and 2016. Direct operating expenses related to our water handling and treatment segment increased from $19.0 million for the nine months ended September 30, 2015 to $105.2 million for the nine months ended September 30, 2016. The increase was primarily due to other fluid handling services, which began in the fourth quarter of 2015. Other fluid handling service costs are billed at our cost plus 3%. Other fluid handling service revenues were zero and $88.4 million during the nine months ended September 30, 2015 and 2016, respectively, and other fluid handling service operating expenses were zero and $85.9 million during the nine months ended September 30, 2015 and 2016, respectively.

General and administrative expenses.  General and administrative expenses (before equity-based compensation expense) increased from $20.2 million for the nine months ended September 30, 2015 to $20.3 million for the nine months ended September 30, 2016.  The slight increase was primarily a result of increased staffing levels and related salary and benefits expenses and increased general partnership expenses to support our growth, partially offset by higher legal and related costs in the nine months ended September 30, 2015 in connection with the Water Acquisition.

Equity-based compensation expenses.  Equity-based compensation expense increased by 10%, from $17.7 million for the nine months ended September 30, 2015 to $19.4 million for the nine months ended September 30, 2016. This increase was due to additional awards made under Antero’s and our equity-based compensation plans. Equity-based compensation expense allocated to us from Antero has no effect on our cash flows.

Accretion of contingent acquisition consideration.  Total contingent acquisition consideration accretion expense increased from zero for the nine months ended September 30, 2015 to $10.4 million for the nine months ended September 30, 2016. In connection with the Water Acquisition, we have agreed to pay Antero (a) $125 million in cash if we deliver 176 million barrels or more of fresh water during the period between January 1, 2017 and December 31, 2019 and (b) an additional $125 million in cash if we deliver 219 million barrels or more of fresh water during the period between January 1, 2018 and December 31, 2020. In conjunction with the Water Acquisition on September 23, 2015, we recorded a liability for the discounted net present value of the contingent acquisition consideration and, as time passes, we recognize accretion expense to increase the discounted liability to the expected liability amounts in 2019 and 2020.

Depreciation expense.  Total depreciation expense increased by 17%, from $63.5 million for the nine months ended September 30, 2015 to $74.1 million for the nine months ended September 30, 2016. The increase was primarily due to additional gathering, compression, and water handling and treatment assets placed into service.

Interest expense.  Interest expense increased from $5.3 million for the nine months ended September 30, 2015 to $12.9 million for the nine months ended September 30, 2016. The increase was due to increased amounts outstanding under the revolving credit facility, increased commitment fees on the increased amount of lender commitments under the facility, and interest incurred on our 2024 Notes beginning in the third quarter of 2016.

Operating income.  Total operating income increased by 51%, from $115.4 million for the nine months ended September 30, 2015 to $174.2 million for the nine months ended September 30, 2016. Operating income related to our gathering and compression segment increased by 62%, from $72.8 million for the nine months ended September 30, 2015 to $118.0 million for the nine months ended September 30, 2016. The increase was primarily due to an increase in gathering and compression throughput volumes in the first nine months of 2016. Operating income related to our water handling and treatment segment increased by 32%, from $42.6 million for the nine months ended September 30, 2015 to $56.2 million for the nine months ended September 30, 2016. This increase was primarily due to an increase in fresh water throughput volumes and other fluid handling services for the nine months ended September 30, 2016.

Adjusted EBITDA.  Adjusted EBITDA increased by 41%, from $196.5 million for the nine months ended September 30, 2015 to $278.1 million for the nine months ended September 30, 2016. The increase was primarily due to an increase in gathering and compression, fresh water throughput volumes, and other fluid handling services for the nine months ended September 30, 2016. For a discussion of the non-GAAP financial measure Adjusted EBITDA, including a reconciliation of Adjusted EBITDA to its most directly comparable financial measure calculated and presented in accordance with GAAP, please see “—Non-GAAP Financial Measures” below.

Capital Resources and Liquidity

Sources and Uses of Cash

Capital and liquidity is provided by operating cash flow, cash on our balance sheet, borrowings under our revolving credit facility and capital markets transactions, further discussed below. We expect cash flow from operations to continue to contribute to our liquidity in the future. We expect the combination of these capital resources will be adequate to meet our working capital requirements, capital expenditures program and expected quarterly cash distributions for at least the next 12 months.

The board of directors of our general partner has adopted a cash distribution policy pursuant to which we intend to distribute at least the minimum quarterly distribution of $0.17 per unit ($0.68 per unit on an annualized basis) on all of our units to the extent we have sufficient cash after the establishment of cash reserves and the payment of our expenses, including payments to our general partner and its affiliates. The board of directors of our general partner has declared a cash distribution of $0.265 per unit for the quarter ended September 30, 2016. The distribution will be payable on November 24, 2016 to unitholders of record as of November 10, 2016.

We expect our future cash requirements relating to working capital, maintenance capital expenditures and quarterly cash distributions to our partners will be funded from cash flows internally generated from our operations. Our expansion capital expenditures will be funded by borrowings under our revolving credit facility or from potential capital markets transactions.

During the third quarter of 2016, the Partnership and Finance Corp. issued $650 million in aggregate principal amount of 5.375% senior unsecured notes due 2024 at par. Net proceeds from the issuance of the 2024 Notes were used to repay indebtedness under our revolving credit facility. The Partnership also received net proceeds of $19.6 million from the issuance of 764,739 common units under the Distribution Agreement.

The following table and discussion presents a summary of our combined net cash provided by (used in) operating activities, investing activities and financing activities for the periods indicated.

	Nine months ended September 30,
(in thousands)	2015	2016	Increase
Operating activities	$199,559	$259,135	$59,576
Investing activities	(313,312)	(337,577)	24,265
Financing activities	(98,929)	80,780	179,709
Net increase (decrease) in cash and cash equivalents	$(212,682)	$2,338

Cash Flow Provided by Operating Activities

Net cash provided by operating activities was $199.6 million and $259.1 million for the nine months ended September 30, 2015 and 2016, respectively. The increase in cash flow from operations for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 was primarily the result of increased gathering and compression and fresh water handling revenues, as a result of additional gathering and compression and water handling systems placed in service since September 30, 2015.

Cash Flow Used in Investing Activities

Prior to September 23, 2015, all of our water handling and treatment capital expenditures were funded by Antero.

During the nine months ended September 30, 2015, and 2016, we used cash flows in investing activities of $313.3 million and $337.6 million, respectively, primarily as a result of our capital expenditures for gathering systems, compressor stations, and water handling and treatment systems. Cash flows used in investing activities during the nine months ended September 30, 2016 includes $45.0 million for our investment in Stonewall Gas Gathering LLC.

The board of directors of our general partner has approved a gathering and compression capital budget of $480 million for 2016 to expand our existing gathering and compression systems and water handling and treatment systems to accommodate Antero’s development plans. Our capital budgets may be adjusted as business conditions warrant.  The amount, timing and allocation of capital expenditures is largely discretionary and within our control. If natural gas, NGLs, and oil prices decline to levels below acceptable levels or costs increase to levels above acceptable levels, Antero could choose to defer a significant portion of its budgeted capital expenditures until later periods. As a result, we may also defer a significant portion of our budgeted capital expenditures to achieve the desired balance between sources and uses of liquidity and prioritize capital projects that we believe have the highest expected returns and potential to generate near-term cash flow.  We routinely monitor and adjust our capital expenditures in response to changes in Antero’s development plans, changes in prices, availability of financing, acquisition costs, industry conditions, the timing of regulatory approvals, success or lack of success in Antero’s drilling activities, contractual obligations, internally generated cash flow and other factors both within and outside our control.

Cash Flow Provided by (Used in) Financing Activities

Net cash used in financing activities for the nine months ended September  30, 2015 of $ 98.9 million is the result of the following: (i) $ 633.5 million in net cash distributions to Antero, primarily in connection with the Water Acquisition, (ii) $70.5 million in quarterly cash distributions to our unitholders, (iii) $43.7 million in deemed cash distributions to Antero, (iv) $171.0 million in repayment of Antero Water’s credit facility in connection with the Water Acquisition, and (v) $2.0 million of payments of deferred financing costs. The following cash provided by financing activities partially offset net cash used in financing activities: (i) $525 million in borrowings under the revolving credit facility, (ii) $241.0 million in net proceeds paid to Antero from a private placement of common units and (iii) $56 million in borrowings under Antero Water’s credit facility before repayment, all of which were in connection with the Water Acquisition.

Net cash provided by financing activities for the nine months ended September 30, 2016 of $80.8 million is the result of the following: (i) $650 million of proceeds from the issuance of the 2024 Notes and (ii) $19.6 million in net proceeds from the sale of common units under the Distribution Agreement. The following cash used in financing activities partially offset net cash provided by financing activities: (i) $450 million in net repayments under revolving credit facility, $129.8 million in quarterly cash distributions to our unitholders, and (iii) $8.9 million in payments of deferred financing costs related to the issuance of our 2024 Notes.

Debt Agreements

Revolving Credit Facility

We have a senior secured revolving bank credit facility (the “Credit Facility”) with a syndicate of lenders. As of September 30, 2016, the Credit Facility provided for lender commitments of $1.5 billion and for a letter of credit sublimit of $150 million.  At September 30, 2016, we had $170 million of borrowings and no letters of credit outstanding under the Credit Facility. The Credit Facility will mature on November 10, 2019.  Borrowings under the Credit Facility are limited by certain financial ratio covenants which may reduce the amount we are able to borrow to amounts less than the total lender commitments.

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

We were in compliance with such covenants and ratios as of December 31, 2015 and September 30, 2016.  The actual borrowing capacity available to us may be limited by the interest coverage ratio, consolidated total leverage ratio, and consolidated senior secured leverage ratio covenants.

5.375% Senior Notes Due 2024

On September 13, 2016, the Partnership and Finance Corp., as co-issuers, issued $650 million in aggregate principal amount of 5.375% senior notes due 2024 at par.  The 2024 Notes are unsecured and effectively subordinated to the revolving credit facility to the extent of the value of the collateral securing the revolving credit facility.  The 2024 Notes are fully and unconditionally guaranteed on a joint and several senior unsecured basis by the Partnership’s wholly-owned subsidiaries (other than Finance Corp.) and certain of its future restricted subsidiaries.  Interest on the 2024 Notes is payable on March 15 and September 15 of each year.  The Partnership may redeem all or part of the 2024 Notes at any time on or after September 15, 2019 at redemption prices ranging from 104.031% on or after September 15, 2019 to 100.00% on or after September 15, 2022.  In addition, prior to September 15, 2019, the Partnership may redeem up to 35% of the aggregate principal amount of the 2024 Notes with an amount of cash not greater than the net cash proceeds of certain equity offerings, if certain conditions are met, at a redemption price of 105.375% of the principal amount of the 2024 Notes, plus accrued and unpaid interest.  At any time prior to September 15, 2019, the Partnership may also redeem the 2024 Notes, in whole or in part, at a price equal to 100% of the principal amount of the 2024 Notes plus a “make-whole” premium and accrued and unpaid interest.  If the Partnership undergoes a change of control, the holders of the 2024 Notes will have the right to require the Partnership to repurchase all or a portion of the notes at a price equal to 101% of the principal amount of the 2024 Notes, plus accrued and unpaid interest.

Contractual Obligations

At September 30, 2016, we had $170 million of borrowings and no letters of credit outstanding under the Credit Facility. Under the terms of our Credit Facility, we are required to pay a commitment fee of 0.25% on any unused portion of the Credit Facility.

A summary of our contractual obligations by maturity date as of September 30, 2016 is provided in the following table.

	Remainder	Year ended December 31,
(in millions)	of 2016	2017	2018	2019	2020	2021	Thereafter	Total
Credit Facility (1)	$—	—	—	170	—	—	—	170
5.375% senior notes due 2024—principal	—	—	—	—	—	—	650	650
5.375% senior notes due 2024—interest	—	35	35	35	35	35	105	280
Water treatment (2)	29	67	6	—	—	—	—	102
Contingent acquisition consideration (3)	—	—	—	125	125	—	—	250
Total	$29	102	41	330	160	35	755	1,452

(1)

Includes outstanding principal amounts on our Credit Facility at September 30, 2016.  This table does not include future commitment fees, interest expense or other fees on our Credit Facility because they are floating rate instruments and we cannot determine with accuracy the timing of future loan advances, repayments, or future interest rates to be charged.

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

Non-GAAP Financial Measures

We view Adjusted EBITDA as an important indicator of our performance. We define Adjusted EBITDA as net income before equity-based compensation expense, interest expense, income taxes and depreciation and amortization expense, excluding pre-acquisition income and expenses attributable to the parent, and equity in earnings of unconsolidated affiliate.

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

Adjusted EBITDA and Distributable Cash Flow are non-GAAP financial measures. The GAAP measure most directly comparable to Adjusted EBITDA and Distributable Cash Flow is net income. The non-GAAP financial measures of Adjusted EBITDA and Distributable Cash Flow should not be considered as alternatives to the GAAP measure of net income. Adjusted EBITDA and Distributable Cash Flow are not presentations made in accordance with GAAP and have important limitations as an analytical tool because they include some, but not all, items that affect net income and Adjusted EBITDA. You should not consider Adjusted EBITDA and Distributable Cash Flow in isolation or as a substitute for analyses of results as reported under GAAP. Our definition of Adjusted EBITDA and Distributable Cash Flow may not be comparable to similarly titled measures of other partnerships.

The following table represents a reconciliation of our Adjusted EBITDA and Distributable Cash Flow to the most directly comparable GAAP financial measures for the periods presented.

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2015	2016	2015	2016
Reconciliation of Net Income to Adjusted EBITDA and Distributable Cash Flow:
Net income	$42,648	$70,524	$110,097	$163,352
Interest expense	2,044	5,303	5,266	12,885
Depreciation expense	21,561	26,136	63,515	74,100
Accretion of contingent acquisition consideration	—	3,527	—	10,384
Equity-based compensation	5,284	6,599	17,663	19,366
Equity in earnings of unconsolidated affiliate	—	(1,544)	—	(2,027)
Adjusted EBITDA	71,537	110,545	196,541	278,060
Pre-Water Acquisition net income attributed to parent	(7,841)	—	(40,193)	—
Pre-Water Acquisition depreciation expense attributed to parent	(6,485)	—	(18,767)	—
Pre-Water Acquisition equity-based compensation expense attributed to parent	(1,079)	—	(3,445)	—
Pre-Water Acquisition interest expense attributed to parent	(770)	—	(2,326)	—
Adjusted EBITDA attributable to the Partnership	55,362	110,545	131,810	278,060
Cash interest paid, net - attributable to the Partnership	(1,038)	(4,043)	(2,215)	(11,751)
Cash reserved for payment of income tax withholding upon vesting of Antero Midstream LP equity-based compensation awards (1)	—	(1,000)	—	(3,000)
Cash to be received from unconsolidated affiliate (2)	—	2,221	—	2,998
Maintenance capital expenditures (3)	(4,214)	(4,638)	(10,001)	(16,156)
Distributable cash flow	$50,110	$103,085	$119,594	$250,151

(1)	Estimate of current period portion of expected cash payment for income tax withholding attributable to vesting of Midstream LTIP equity-based compensation awards to be paid in the fourth quarter.
(2)	Based on management estimate for the three and nine months ended September 30, 2016.
(3)

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

New Accounting Pronouncements

On May 28, 2014, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers.  The ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective. The new standard becomes effective for the Partnership on January 1, 2018.  Early application is not permitted.  The standard permits the use of either the retrospective or cumulative effect transition method.  While the Partnership has not fully evaluated the impact of ASU 2014-09, we are currently evaluating the impact of the new standard and do not expect the standard to have a material effect on the Partnership’s consolidated financial statements and related disclosures.

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

Off-Balance Sheet Arrangements

As of September 30, 2016, we did not have any off-balance sheet arrangements.

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

Commodity Price Risk

Our gathering and compression and water services agreements with Antero provide for fixed‑fee structures, and we intend to continue to pursue additional fixed‑fee opportunities with Antero and third parties in order to avoid direct commodity price exposure. However, to the extent that our future contractual arrangements with Antero or third parties do not provide for fixed‑fee structures, we may become subject to commodity price risk. We are subject to commodity price risks to the extent that they impact Antero’s development program and production and therefore our gathering and water handling and treatment volumes.

Interest Rate Risk

Our primary exposure to interest rate risk results from outstanding borrowings under our Credit Facility, which has a floating interest rate. We do not currently, but may in the future, hedge the interest on portions of our borrowings under our revolving credit facility from time‑to‑time in order to manage risks associated with floating interest rates. At September 30, 2016, we had $170 million of borrowings and no letters of credit outstanding under the revolving credit facility. A 1.0% increase in our Credit Facility interest rate would have resulted in an estimated $4.9 million increase in interest expense, for the nine months ended September 30, 2016.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a‑15(b) under the Exchange Act we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q.  Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2016 at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5. Other Information.

Midstream LTIP Award Amendment

Effective October 24, 2016, the board of directors of our general partner approved an amendment to certain outstanding phantom unit awards granted pursuant to the Midstream LTIP (the “Amendment”).  The Amendment provides for 100% vesting of outstanding phantom units held by the named executive officers of our general partner upon a Change in Control, as defined in the Amendment, provided that the officer remains continuously employed through the date of the Change in Control.  The preceding description of the Amendment is qualified in its entirety by reference to the Amendment, a copy of which is attached as Exhibit 10.1 hereto and incorporated by reference herein.

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

We understand that one or more SEC-reporting affiliates of SAMIH intends to disclose in their next annual or quarterly SEC report that:

(a) Santander UK plc (“Santander UK”) holds two savings accounts and one current account for two customers resident in the United Kingdom (“U.K.”) who are currently designated by the United States (“U.S.”) under the Specially Designated Global Terrorist (“SDGT”) sanctions program. Revenues and profits generated by Santander UK on these accounts in the nine months ended September 30, 2016 were negligible relative to the overall revenues and profits of Banco Santander, S.A.

(b) Santander UK held a savings account for a customer resident in the UK who is currently designated by the US under the SDGT sanctions program. The savings account was closed on July 26, 2016. Revenue generated by Santander UK on this account in the nine months ended September 30, 2016 was negligible relative to the overall revenues of Banco Santander SA.

(c) Santander UK holds two frozen current accounts for two UK nationals who are designated by the US under the SDGT sanctions program. The accounts held by each customer have been frozen since their designation and have remained frozen through the nine months ended September 30, 2016. The accounts are in arrears (£1,844.73 in debit combined) and are currently being managed by Santander UK Collections & Recoveries department. Revenues and profits generated by Santander UK on these accounts in the nine months ended September 30, 2016 were negligible relative to the overall revenues and profits of Banco Santander SA.

(d) Santander UK holds three current accounts and a savings account for two customers resident in the UK who are currently designated by the US under the Transnational Criminal Organizations (“TCO”) sanctions program. Revenues and profits generated by Santander UK on these accounts in the nine months ended September 30, 2016 were negligible relative to the overall revenues and profits of Banco Santander SA.

(e) In addition, during the nine months ended September 30, 2016, Santander UK had an OFAC match on a power of attorney account. A party listed on the account is currently designated by the US under the SDGT sanctions program and the Iranian Financial Sanctions Regulations. The power of attorney was removed from the account on July 29, 2016. During the nine months ended September 30, 2016, related revenues and profits generated by Santander UK were negligible relative to the overall revenues and profits of Banco Santander SA.

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

ANTERO MIDSTREAM PARTNERS LP

By:	ANTERO RESOURCES MIDSTREAM MANAGEMENT LLC, its general partner

By:	/s/ Michael N. Kennedy
Michael N. Kennedy
Chief Financial Officer

Date:	October 26, 2016

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

4.1

Indenture, dated as of September 13, 2016, by and among Antero Midstream Partners LP, Antero Midstream Finance Corporation, the subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K (Commission File No. 001-36719) filed on September 13, 2016).

4.2		Form of 5.375% Senior Note due 2024 (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K (Commission File No. 001-36719) filed on September 13, 2016).
4.3

Registration Rights Agreement, dated as of September 13, 2016, by and among Antero Midstream Partners LP, Antero Midstream Finance Corporation, the subsidiary guarantors named therein and J.P. Morgan Securities LLC as representative of the initial purchasers named therein (incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K (Commission File No. 001-36719) filed on September 13, 2016).

10.1	*	Global Amendment to Grant Notices and Award Agreements Under the Antero Midstream Partners LP Long-Term Incentive Plan.
10.3	*	Second Amendment and Joinder Agreement, dated as of October 4, 2016.
31.1	*	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241).
31.2	*	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241).
32.1	*	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
32.2	*	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
101	*

The following financial information from this Form 10-Q of ANTERO MIDSTREAM PARTNERS, LP for the quarter ended September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Combined Consolidated Balance Sheets, (ii) Condensed Combined Consolidated Statements of Operations, (iii) Condensed Combined Consolidated Statements of Partners’ Capital, (iv) Condensed Combined Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Combined Consolidated Financial Statements, tagged as blocks of text.

The exhibits marked with the asterisk symbol (*) are filed or furnished with this Quarterly Report on Form 10-Q.