Form 10-K
period 2016-12-31
Antero Midstream Partners LP
filed 2017-02-28
CIK 1598968

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Act). ☐ Yes  ☒ No

The aggregate market value of the registrant’s common units  representing limited partner interests held by non-affiliates of the registrant as of June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter was approximately $2.8 billion based on the closing price of Antero Midstream Partners LP’s common units representing limited partner interests as reported on the New York Stock Exchange of $27.87.

As of February 23, 2017, there were 185,793,884 common units representing limited partner interests outstanding.

Documents incorporated by reference: None.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Some of the information in this Annual Report on Form 10-K may contain forward-looking statements. Forward-looking statements give our current expectations, contain projections of results of operations or of financial condition, or forecasts of future events. Words such as “may,” “assume,” “forecast,” “position,” “predict,” “strategy,” “expect,” “intend,” “plan,” “estimate,” “anticipate,” “believe,” “project,” “budget,” “potential,” or “continue,” and similar expressions are used to identify forward-looking statements. They can be affected by assumptions used or by known or unknown risks or uncertainties. Consequently, no forward-looking statements can be guaranteed. When considering these forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this Annual Report on Form 10-K. Actual results may vary materially. You are cautioned not to place undue reliance on any forward-looking statements. You should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties. Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements include:

•	Antero Resources Corporation’s expected production and ability to meet its drilling and development plan;

•	our ability to execute our business strategy;

•	our ability to realize the anticipated benefits of our recently announced processing and fractionation joint venture with MarkWest Energy Partners, L.P.;

•	natural gas, natural gas liquids (“NGLs”) and oil prices;

•	competition and government regulations;

•	actions taken by third-party producers, operators, processors and transporters;

•	legal or environmental matters;

•	costs of conducting our gathering and compression operations;

•	general economic conditions;

•	credit markets;

•	operating hazards, natural disasters, weather-related delays, casualty losses and other matters beyond our control;

•	uncertainty regarding our future operating results; and

•	plans, objectives, expectations and intentions contained in this report that are not historical.

We caution you that these forward-looking statements are subject to all of the risks and uncertainties, most of which are difficult to predict and many of which are beyond our control, incident to our business. These risks include, but are not limited to, commodity price volatility, inflation, environmental risks, drilling and completion and other operating risks, regulatory changes, the uncertainty inherent in projecting future rates of production, cash flow and access to capital, the timing of development expenditures, and the other risks described under “Risk Factors” in this Annual Report on Form 10-K.

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

Bcfe/d:  Bcfe per day.

Btu:  British thermal units.

C3+: Natural gas liquids excluding ethane, consisting primarily of propane, isobutane, normal butane and natural gasoline.

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

WTI: West Texas Intermediate

PART I

References in this Annual Report on Form 10-K to “Predecessor,” “we,” “our,” “us” or like terms, when referring to period prior to November 10, 2014, refer to Antero Resources Corporation’s gathering, compression and water assets, our predecessor for accounting purposes. References to “the Partnership,” “we,” “our,” “us” or like terms, when referring to periods between November 10, 2014 and September 23, 2015 refer to the Partnership’s gathering and compression assets and Antero Resources Corporation’s water handling and treatment assets. References to “the Partnership,” “we,” “our,” “us” or like terms, when referring to periods since September 23, 2015 or when used in the present tense or prospectively, refer to Antero Midstream Partners LP (the “Partnership).

Items 1 and 2.  Business and Properties

Our Partnership

We are a growth-oriented limited partnership formed by Antero Resources Corporation (“Antero Resources”) to own, operate and develop midstream energy assets to service Antero Resources’ rapidly increasing production. Our assets consist of gathering pipelines, compressor stations, processing and fractionation plants and water handling and treatment assets, through which we provide midstream services to Antero Resources under long-term, fixed-fee contracts. Our assets are located in the rapidly developing liquids-rich Marcellus Shale and Utica Shale located in West Virginia and Ohio, two of the premier North American shale plays. We believe that our strategically located assets and our relationship with Antero Resources position us to become a leading midstream energy company serving the Marcellus and Utica Shales.

Since our initial public offering, we have grown our quarterly distribution 65% from our minimum quarterly distribution of $0.17 per unit ($0.68 per unit on an annualized basis) for the quarter ended December 31, 2014 (the initial quarter for which we paid a quarterly cash distribution) to $0.28 per unit ($1.12 per unit on an annualized basis) for the quarter ended December 31, 2016. Our ability to consistently grow our cash distributions is driven by a combination of Antero Resources’ production growth and our accretive build‑out of additional midstream infrastructure to service that production growth.

Antero Midstream Partners LP’s (the “Partnership”, “Antero Midstream”) assets consist of gathering pipelines, compressor stations, processing and fractionation plants, and water handling and treatment infrastructure, through which Antero Midstream provides gathering, compression, processing, fractionation and integrated water services, including fresh water delivery services and other fluid handling services. These services are provided to Antero Resources under long-term, fixed-fee contracts, limiting Antero Midstream’s direct exposure to commodity price risk.  As of December 31, 2016, all of Antero Resources’ approximate 702,000 gross acres (616,000 net acres) are dedicated to Antero Midstream for gathering, compression and water services, except for approximately 173,000 gross acres subject to third‑party gathering and compression commitments. Additionally, approximately 195,000 gross acres are dedicated to the processing and fractionation joint venture we entered into with MarkWest Energy Partners, L.P. (“MarkWest”), a wholly owned subsidiary of MPLX, LP, to develop processing and fractionation assets in Appalachia (the “Joint Venture”).  Under its agreements with Antero Midstream, and subject to any pre‑existing dedications or other third‑party commitments, Antero Resources has dedicated to Antero Midstream all of its current and future acreage in West Virginia, Ohio and Pennsylvania for gathering and compression services and all of its acreage within defined services areas in West Virginia and Ohio for water services. Antero Midstream also has certain rights of first offer with respect to gathering, compression, processing, and fractionation services and water services for acreage located outside of the existing dedicated areas. The gathering and compression and water services agreements each have a 20‑year initial term and are subject to automatic annual renewal after the initial term.

On September 23, 2015, Antero Resources contributed (the “Water Acquisition”) (i) all of the outstanding limited liability company interests of Antero Water LLC (“Antero Water”) to the Partnership and (ii) all of the assets, contracts, rights, permits and properties owned or leased by Antero Resources and used primarily in connection with the construction, ownership, operation, use or maintenance of Antero Resources’ advanced wastewater treatment complex under construction in Doddridge County, West Virginia, to Antero Treatment LLC (“Antero Treatment”) (collectively, (i) and (ii) are referred to herein as the “Contributed Assets”). Our results for the year ended December 31, 2015 has been recast to include the historical results of Antero Water because the transaction was between entities under common control. Antero Water’s operations prior to the Water Acquisition consisted entirely of fresh water delivery operations.

The agreement includes certain minimum fresh water delivery commitments that require Antero Resources to take delivery or pay a fee on a minimum volume of fresh water deliveries in calendar years 2016 through 2019. Minimum volume commitments are 90,000 barrels per day in 2016, 100,000 barrels per day in 2017 and 120,000 barrels per day in 2018 and 2019.  We have a secondment agreement whereby Antero Resources provides seconded employees to perform certain operational services with respect to our gathering and processing assets and water handling and treatment assets for a 20-year period that commenced at the Water Acquisition date. Additionally, we have a services agreement whereby Antero Resources provides certain administrative services to us for a 20-year period, that commenced at IPO date.

Our gathering and processing assets consist of 8-, 12-, 16-, 20-, and 24-inch high and low pressure gathering pipelines, compressor stations, and processing and fractionation plants that collect and process natural gas, NGLs and oil from Antero Resources’ wells in West Virginia and Ohio. The Partnership’s water handling and treatment assets include two independent systems that deliver fresh water from sources including the Ohio River, local reservoirs as well as several regional waterways. The water handling and treatment assets also consist of flowback and produced water assets used to provide services for well completion and production operations in Antero Resources’ operating areas. The fresh water delivery services systems consist of permanent buried pipelines, surface pipelines and fresh water storage facilities, as well as pumping stations and impoundments to transport fresh water throughout the systems. The flowback and produced water services assets consist of wastewater transportation, disposal, and treatment. As of December 31, 2016, we had the ability to store 5.0 million barrels of fresh water in 36 impoundments.

Due to the extensive geographic distribution of our water pipeline systems in both West Virginia and Ohio, we have provided water delivery services to other oil and gas producers operating within and adjacent to Antero Resources’ operating area, and we are able to provide water delivery services to other oil and gas producers in the area, subject to commercial arrangements, in an effort to further leverage our existing system to reduce water truck traffic.

As of December 31, 2016, in West Virginia, we owned and operated 116 miles of buried fresh water pipelines and 87 miles of surface fresh water pipelines that service Antero Resources’ drilling activities in the Marcellus Shale, as well as 23 centralized water storage facilities equipped with transfer pumps.  As of December 31, 2016, in Ohio, we owned and operated 49 miles of buried fresh water pipelines and 34 miles of surface fresh water pipelines that service Antero Resources’ drilling activities in the Utica Shale, as well as 13 centralized water storage facilities equipped with transfer pumps. The water handling and treatment services include hauling, treatment and disposal of flow back and produced water.

Our operations are located in the United States and are organized into two reporting segments: (1) gathering and processing and (2) water handling and treatment. Financial information for our reporting segments is located under “Note 12. Reporting Segments” to our combined consolidated financial statements.

Developments and Highlights

Energy Industry Environment

In late 2014, global energy commodity prices declined precipitously as a result of several factors, including an increase in worldwide commodity supplies, a stronger U.S. dollar, relatively mild weather in large portions of the U.S. during the 2014 and 2015 winter months, and strong competition among oil producing countries for market share.  Depressed commodity prices continued into 2015 and 2016, although a modest recovery has occurred in late 2016 and early 2017.

Spot prices for WTI declined significantly since June 2014 levels of approximately $106.00 per Bbl and have ranged from less than $30.00 per Bbl in February 2016 to approximately $53.00 per Bbl in February 2017.  Spot prices for Henry Hub natural gas also declined significantly from approximately $4.40 per MMBtu in January 2014 to $2.00 per MMBtu in March 2016.  Natural gas prices have recently recovered to approximately $3.00 per MMBtu in February 2017 due to increases in demand as a result of colder winter weather in many regions of the United States.  Spot prices for propane, which is the largest portion of our NGLs sales, declined from approximately $1.55 per gallon in January 2014 to less than $0.35 per gallon in January 2016.  Prices for propane have recovered to over $0.70 per gallon in February 2017.

During 2017, we plan to expand our existing Marcellus and Utica Shale gathering, processing and fresh water delivery infrastructure to accommodate Antero Resources’ development plans. Antero Resources’ 2017 drilling and completion capital budget is $1.3 billion. Antero Resources plans to operate an average of 4 drilling rigs and complete approximately 135 horizontal wells in the Marcellus, of which 114 wells are located on acreage dedicated to us, and 3 drilling rigs and complete 35 horizontal wells in the Utica in 2017, all located on acreage dedicated to us.

5.375% Senior Notes Due 2024

On September 13, 2016, the Partnership and its wholly-owned subsidiary, Antero Midstream Finance Corporation (“Finance Corp”), as co-issuers, issued $650 million in aggregate principal amount of 5.375% senior notes due September 15, 2024 (the “2024 Notes”) at par. Net proceeds from the issuance of the 2024 Notes were used to repay indebtedness under our revolving credit facility. As of December 31, 2016, the 2024 Notes were the Partnership’s only series of notes outstanding.

Equity Distribution Agreement

On August 8, 2016, the Partnership entered into an Equity Distribution Agreement (the “Distribution Agreement”), pursuant to which, the Partnership may sell, from time to time through brokers acting as its sales agents, common units representing limited partner interests having an aggregate offering price of up to $250 million. During the year ended December 31, 2016, the Partnership issued and sold 2,391,595 common units under the Distribution Agreement, at a weighted average sales price of $27.66 resulting in net proceeds of $65.4 million, which were used for general partnership purposes. The Partnership is under no obligation to offer and sell common units under the Distribution Agreement.

2017 Capital Budget

Our 2017 capital budget is approximately $800 million, which includes $460 million of expansion capital, $65 million of maintenance capital, and $275 million of capital investment in the Joint Venture. The capital budget includes $350 million of expansion capital on gathering and processing infrastructure, approximately 75% of which will be invested in the Marcellus Shale and the remaining 25% will be invested in the Utica Shale. The gathering and compression budget is expected to result in over 35 miles of gathering pipelines in the Marcellus and Utica Shales combined. We also expect to invest $75 million for water infrastructure capital to construct four fresh water storage impoundments as well as 37 miles of additional fresh water trunklines and surface pipelines to support Antero Resources’ completion activities.  Approximately 67% of the water infrastructure budget will be allocated to the Marcellus Shale and the remaining 33% will be allocated to the Utica Shale. Our 2017 budget also includes $100 million of construction capital for the advanced wastewater treatment facility, which is expected to be placed into service in late 2017.

Joint Venture – Sherwood Processing Facility

On February 6, 2017, we formed a joint venture to develop processing and fractionation assets in Appalachia (the “Joint Venture”) with MarkWest Energy Partners, L.P. (“MarkWest”), a wholly owned subsidiary of MPLX, LP. We and MarkWest each own a 50% interest in the Joint Venture and MarkWest will operate the Joint Venture assets. The Joint Venture assets will consist of processing plants in West Virginia, and C3+ fractionation capacity in Ohio. The Joint Venture will own a one third interest in a recently commissioned MarkWest fractionator in Ohio. We contributed approximately $155 million to the Joint Venture in connection with its formation.

In conjunction with the Joint Venture, on February 10, 2017 we issued we issued 6,900,000 common units, including the underwriters’ purchase option, resulting in net proceeds of approximately $223 million (the “Offering”). We used the proceeds from the Offering to repay outstanding borrowings under our revolving credit facility incurred to fund the investment in the Joint Venture, and for general partnership purposes.

Subordinated Unit Conversion

On January 11, 2017, the board of directors of our general partner declared a cash distribution of $0.28 per unit for the quarter ended December 31, 2016. The distribution was paid on February 8, 2017 to unitholders of record as of February 1, 2017. Upon payment of this distribution, the requirements for the conversion of all subordinated units were satisfied under our partnership agreement. As a result, effective February 9, 2017, the 75,940,957 subordinated units owned by Antero Resources were converted into common units on a one-for-one basis and thereafter will participate on terms equal with all other common units in distributions of available cash. The conversion did not impact the amount of the cash distributions paid by the Partnership or the total units outstanding.

Our Assets

The following table provides information regarding our gathering and compression systems as of December 31, 2015 and 2016:

	Gathering and compression System
	Low-Pressure Pipeline (miles)		High-Pressure Pipeline (miles)		Condensate Pipeline (miles)		Compression Capacity (MMcf/d)
	As of December 31,
	2015	2016	2015	2016	2015	2016	2015	2016
Marcellus	106	115	76	98	—	—	700	1,015
Utica	55	58	36	36	19	19	120	120
Total	161	173	112	134	19	19	820	1,135

The following table provides information regarding our water handling and treatment systems as of December 31, 2015 and 2016:

	Water Handling and Treatment System
	Buried Fresh Water Pipeline (miles)		Surface Fresh Water Pipeline (miles)		Wells Serviced by Water Distribution		Fresh Water Impoundments
	As of December 31,
	2015	2016	2015	2016	2015	2016	2015	2016
Marcellus	104	116	80	87	62	99	22	22
Utica	49	49	26	34	62	32	13	14
Total	153	165	106	121	124	131	35	36

As of December 31, 2016, our Marcellus and Utica Shale water handling and treatment systems included 203 miles and 83 miles of pipelines, respectively, our gathering systems included 213 miles and 113 miles of pipelines, respectively.

Our Relationship with Antero Resources

Antero Resources is our most significant customer and is one of the largest producers of natural gas and NGLs in the Appalachian Basin, where it produced on average, 1.8 Bcfe/d net (25% liquids) during 2016, an increase of 24% as compared to 2015. As of December 31, 2016, Antero Resources’ estimated net proved reserves were 15.4 Tcfe, which were comprised of 61% natural gas, 37% NGLs, and 2% oil. As of December 31, 2016, Antero Resources’ drilling inventory consisted of 3,630 identified potential horizontal well locations (3,021 of which were located on acreage dedicated to us) for gathering and compression services, which provides us with significant opportunities for growth as Antero Resources’ active drilling program continues and its production increases. Antero Resources’ 2017 drilling and completion budget is $1.3 billion, and includes plans to operate an average of seven drilling rigs, including four rigs in the Marcellus Shale, and three rigs in the Utica Shale. Antero Resources relies significantly on us to deliver the midstream infrastructure necessary to accommodate its continuing production growth. For additional information regarding our contracts with Antero Resources, please read “—Contractual Arrangements with Antero Resources.”

We are highly dependent on Antero Resources as our most significant customer, and we expect to derive most of our revenues from Antero Resources for the foreseeable future. Accordingly, we are indirectly subject to the business risks of Antero Resources. For additional information, please read “Risk Factors—Risks Related to Our Business.” Because a substantial majority of our revenue is derived from Antero Resources, any development that materially and adversely affects Antero Resources’ operations, financial condition or market reputation could have a material adverse impact on us.

Contractual Arrangements

Gathering and Compression

In connection with our IPO, Antero Resources dedicated all of its current and future acreage in West Virginia, Ohio and Pennsylvania to us for gathering and compression except for acreage attributable to third-party commitments in effect prior to the Antero Midstream IPO, or acreage we have acquired that contained pre-existing dedications. For a discussion of Antero Resources’ existing third‑party commitments, please read “—Antero Resources’ Existing Third‑Party Commitments.” We also have an option to gather and compress natural gas produced by Antero Resources on any acreage it acquires in the future outside of West Virginia, Ohio and Pennsylvania on the same terms and conditions. Under the gathering and compression agreement, we receive a low pressure gathering fee of $0.30 per Mcf, a high pressure gathering fee of $0.18 per Mcf, a compression fee of $0.18 per Mcf, and a condensate gathering fee of $4.00 per Bbl, in each case subject to CPI‑based adjustments. If and to the extent Antero Resources requests that we construct new high pressure lines and compressor stations, the gathering and compression agreement contains minimum volume commitments that require Antero Resources to utilize or pay for 75% and 70%, respectively, of the capacity of such new construction for 10 years. Additional high pressure lines and compressor stations installed on our own initiative are not subject to such volume commitments. These minimum volume commitments on new infrastructure are intended to support the stability of our cash flows. For additional information, please read “Item 13. Certain Relationships and Related Transactions.”

Water Handling and Treatment Services

In connection with the Water Acquisition on September 23, 2015, we entered in a Water Services Agreement with Antero Resources whereby we have agreed to provide certain water handling and treatment services to Antero Resources within an area of dedication in defined service areas in Ohio and West Virginia and Antero Resources agreed to pay us for all water handling and treatment services provided by us in accordance with the terms of the Water Services Agreement. The initial term of the Water Services Agreement is 20 years from the date thereof and from year to year thereafter until terminated by either party. Under the agreement, Antero Resources will pay a fixed fee of $3.685 per barrel in West Virginia and $3.635 per barrel in Ohio and all other locations for fresh water deliveries by pipeline directly to the well site, subject to annual CPI adjustments. Antero Resources has committed to pay a fee on a minimum volume of fresh water deliveries in calendar years 2016 through 2019. Antero Resources is obligated to pay a minimum volume fee to us in the event the aggregate volume of fresh water delivered to Antero Resources under the Water Services Agreement is less than 90,000 barrels per day in 2016, 100,000 barrels per day in 2017 and 120,000 barrels per day in 2018 and 2019. Antero Resources also agreed to pay us a fixed fee of $4.00 per barrel for wastewater treatment at the advanced wastewater treatment complex and a fee per barrel for wastewater collected in trucks owned by us, in each case subject to annual CPI-based adjustments.  Until such time as the advanced wastewater treatment complex is placed into service or we operate our own fleet of trucks for transporting wastewater, we will continue to contract with third parties to provide Antero Resources flow back and produced water services and Antero Resources will reimburse us third party out-of-pocket costs plus 3%.

Gas Processing and NGL Fractionation

Prior to the Joint Venture, we did not have any gas processing, NGL fractionation, transportation or marketing infrastructure, under the gathering and compression agreement, we have a right‑of‑first‑offer agreement with Antero Resources for such services, pursuant to which Antero Resources, subject to certain exceptions, not to procure any gas processing, NGL fractionation, transportation or marketing services with respect to its production (other than production subject to a pre‑existing dedication) without first offering us the right to provide such services. For additional information, please read “—Antero Resources’ Existing Third‑Party Commitments” and “Item 13. Certain Relationships and Related Transactions.”

In connection with the Joint Venture, we transferred the dedication of 195,000 acres of processing and fractionation to the Joint Venture.

Antero Resources’ Existing Third‑Party Commitments

Excluded Acreage

Antero Resources previously dedicated a portion of its acreage in the Marcellus Shale to certain third parties’ gathering and compression services. We refer to this acreage dedication as the “excluded acreage.” As of December 31, 2016, the excluded acreage consisted of approximately 173,000 of Antero Resources’ existing net leasehold acreage. At that same date, 609 of Antero Resources’ 3,630 potential horizontal well locations were located within the excluded acreage.

Other Commitments

In addition to the excluded acreage, Antero Resources has entered into take‑or‑pay contracts with volume commitments for certain third parties’ high pressure gathering and compression services. Specifically, those volume commitments consist of up to an aggregate of 750 MMcf/d on four high pressure gathering pipelines and 1,020 MMcf/d on nine compressor stations.

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

Competition

As a result of our relationship with Antero Resources, we do not compete for the portion of Antero Resources’ existing operations for which we currently provide midstream services and will not compete for future portions of Antero Resources’ operations that will be dedicated to us pursuant to our gathering and compression agreement with Antero Resources. For a description of this contract, please read “—Our Relationship with Antero Resources—Contractual Arrangements with Antero Resources.” However, we face competition in attracting third‑party volumes to our gathering and compression and water handling and treatment systems. In addition, these third parties may develop their own gathering and compression and water handling and treatment systems in lieu of employing our assets.

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

Unlike natural gas gathering under the NGA, there is no exemption for the gathering of crude oil or NGLs under the Interstate Commerce Act, or ICA. Whether a crude oil or NGL shipment is in interstate commerce under the ICA depends on the fixed and persistent intent of the shipper as to the crude oil’s or NGL’s final destination, absent a break in the interstate movement. Antero Midstream believes that the crude oil and NGL pipelines in its gathering system meet the traditional tests the FERC has used to determine that a pipeline is not providing transportation service in interstate commerce subject to FERC ICA jurisdiction. However, the determination of the interstate or intrastate character of shipments on Antero Midstream’s crude oil and NGL pipelines depends on the shipper’s intentions and the transportation of the crude oil or NGLs outside of Antero Midstream’s system, and may change over time. If the FERC were to consider the status of an individual facility and the character of a crude oil or NGL shipment, and determine that the shipment is in interstate commerce, the rates for, and terms and conditions of, transportation services provided by such facility would be subject to regulation by the FERC under the ICA. Such FERC regulation could decrease revenue, increase operating costs, and, depending on the facility in question, could adversely affect Antero Midstream’s results of operations and cash flows. In addition, if any of Antero Midstream’s facilities were found to have provided services or otherwise operated in violation of the ICA, this could result in the imposition of administrative and civil remedies and criminal penalties, as well as a requirement to disgorge charges collected for such services in excess of the rate established by the FERC.

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

The Energy Policy Act of 2005, or EPAct 2005, amended the NGA and NGPA to prohibit fraud and manipulation in natural gas markets.  The FERC subsequently issued a final rule making it unlawful for any entity, in connection with the purchase or sale of natural gas or transportation service subject to FERC’s jurisdiction, to defraud, make an untrue statement or omit a material fact or engage in any practice, act or course of business that operates or would operate as a fraud.  The FERC’s anti-manipulation rules apply to intrastate sales and gathering activities only to the extent that there is a “nexus” to FERC-jurisdictional transactions.  EPAct 2005 also provided the FERC with the authority to impose civil penalties of up to $1,000,000 per day per violation. On June 29, 2016, FERC issued an order (Order No. 826) increasing the maximum civil penalty amounts under the NGA and NGPA to adjust for inflation. FERC may now assess civil penalties under the NGA and NGPA of $1,193,970 per violation per day.

Pipeline Safety Regulation

Some of our gas pipelines are subject to regulation by the Pipeline and Hazardous Materials Safety Administration, or PHMSA, pursuant to the Natural Gas Pipeline Safety Act of 1968, or NGPSA, with respect to natural gas, and the Hazardous Liquids Pipeline Safety Act of 1979, or HLPSA, with respect to crude oil and NGLs. Both the NGPSA and the HLPSA were amended by the Pipeline Safety Act of 1992, the Accountable Pipeline Safety and Partnership Act of 1996, the Pipeline Safety Improvement Act of 2002, or PSIA, as reauthorized and amended by the Pipeline Inspection, Protection, Enforcement and Safety Act of 2006, or the PIPES Act, and the Pipeline Safety, Regulatory Certainty, and Job Creation Act of 2011, or 2011 Pipeline Safety Act. The NGPSA and HLPSA regulate safety requirements in the design, construction, operation and maintenance of natural gas, crude oil and NGL pipeline facilities, while the PSIA establishes mandatory inspections for all U.S. crude oil, NGL and natural gas transmission pipelines in high-consequence areas, or HCAs.

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

The 2011 Pipeline Safety Act, among other things, increased the maximum civil penalty for pipeline safety violations and directed the Secretary of Transportation to promulgate rules or standards relating to expanded integrity management requirements, automatic or remote‑controlled valve use, excess flow valve use, leak detection system installation and testing to confirm the material strength of pipe operating above 30% of specified minimum yield strength in high consequence areas. Consistent with the act, PHMSA finalized rules that increased the maximum administrative civil penalties for violation of the pipeline safety laws and regulations to $200,000 per violation per day, with a maximum of $2,000,000 for a series of violations. Effective August 1, 2016, those maximum civil penalties were increased to $205,638 per violation per day, with a maximum of $2,056,380 for a series of violations, to account for inflation. The PHMSA has also issued a final rule applying safety regulations to certain rural low-stress hazardous liquid pipelines that were not covered previously by some of its safety regulation.

On June 22, 2016, the President signed into law new legislation entitled Protecting our Infrastructure of Pipelines and Enhancing Safety Act of 2016, or the PIPES Act. The PIPES Act reauthorizes PHMSA through 2019, and facilitates greater pipeline safety by providing PHMSA with emergency order authority, including authority to issue prohibitions and safety measures on owners and operators of gas or hazardous liquid pipeline facilities to address imminent hazards, without prior notice or an opportunity for a hearing, as well as enhanced release reporting requirements, requiring a review of both natural gas and hazardous liquid integrity management programs, and mandating the creation of a working group to consider the development of an information-sharing system related to integrity risk analyses. The PIPES Act also requires that PHMSA publish periodic updates on the status of those mandates outstanding from the 2011 Pipeline Safety Act, of which approximately half remain to be completed. The mandates yet to be acted upon include requiring certain shut-off valves on transmission lines, mapping all high consequence areas, and shortening the deadline for accident and incident notifications.

PHMSA regularly revises its pipeline safety regulations. For example, in March of 2015, PHMSA finalized new rules applicable to gas and hazardous liquid pipelines that, among other changes, impose new post-construction inspections, welding, gas component pressure testing requirements, as well as requirements for calculating pressure reductions for immediate repairs on liquid pipelines. In addition, in May 2016, PHMSA proposed rules that would, if adopted, impose more stringent requirements for certain gas lines. Among other things, the proposed rulemaking would extend certain of PHMSA’s current regulatory safety programs for gas pipelines beyond ‘‘high consequence areas’’ to cover gas pipelines found in newly defined ‘‘moderate consequence areas’’ that contain as few as five dwellings within the potential impact area and would also require gas pipelines installed before 1970 that are currently exempted from certain pressure testing obligations to be tested to determine their maximum allowable operating pressures, or MAOP. Other new requirements proposed by PHMSA under rulemaking would require pipeline operators to: report to PHMSA in the event of certain MAOP exceedances; strengthen PHMSA integrity management requirements; consider seismicity in evaluating threats to a pipeline; conduct hydrostatic testing for all pipeline segments manufactured using longitudinal seam welds; and use more detailed guidance from PHMSA in the selection of assessment methods to inspect pipelines. The proposed rulemaking also seeks to impose a number of requirements on natural gas gathering lines. More recently, in January 2017, PHMSA finalized regulations for hazardous liquid pipelines that significantly extend and expand the reach of certain PHMSA integrity management requirements (i.e., periodic assessments, leak detection and repairs), regardless of the pipeline’s proximity to a high consequence area. The final rule also imposes new reporting requirements for certain unregulated pipelines, including all hazardous liquid gathering lines. The timing for implementation of this rule is uncertain at this time due to the recent change in Presidential Administrations.

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

Hydraulic Fracturing Activities

Hydraulic fracturing is an important and common practice that is used to stimulate production of natural gas and/or oil from dense subsurface rock formations. The hydraulic fracturing process involves the injection of water, sand, and chemicals under pressure through a cased and cemented wellbore into targeted subsurface formations to fracture the surrounding rock and stimulate production. Our primary customer, Antero Resources, uses hydraulic fracturing as part of its completion operations as does most of the U.S. onshore oil and natural gas industry. Hydraulic fracturing is typically regulated by state oil and gas commissions and similar agencies; however, in recent years the EPA, has asserted limited authority over hydraulic fracturing and has issued or sought to propose rules related to the control of air emissions, disclosure of chemicals used in the process, and the disposal of flowback and produced water resulting from the process.

Some states, including those in which we operate, have adopted, and other states are considering adopting, regulations that could impose more stringent disclosure and/or well construction requirements on hydraulic fracturing operations. In addition, various studies are currently underway by the EPA and other federal agencies concerning the potential environmental impacts of hydraulic fracturing activities. At the same time, certain environmental groups have suggested that additional laws may be needed to more closely and uniformly regulate the hydraulic fracturing process, and legislation has been proposed by some members of Congress to provide for such regulation. We cannot predict whether any such legislation will ever be enacted and if so, what its provisions would be. If additional levels of regulation and permits were required through the adoption of new laws and regulations at the federal or state level, that could lead to delays, increased operating costs and process prohibitions that could reduce the volumes of water and natural gas that move through our systems, which in turn could materially adversely affect our revenues and results of operations.

Hazardous Waste

Antero Midstream and Antero Resources’ operations generate solid wastes, including some hazardous wastes, that are subject to the federal Resource Conservation and Recovery Act, or RCRA, and comparable state laws, which impose requirements for the handling, storage, treatment and disposal of hazardous waste. RCRA currently exempts many natural gas gathering and field processing wastes from classification as hazardous waste. Specifically, RCRA excludes from the definition of hazardous waste produced waters and other wastes intrinsically associated with the exploration, development, or production of crude oil and natural gas. However, these oil and gas exploration and production wastes may still be regulated under state solid waste laws and regulations, and it is possible that certain oil and natural gas exploration and production wastes now classified as non‑hazardous could be classified as hazardous waste in the future. For example, in December 2016, the EPA and environmental groups entered into a consent decree to address EPA’s alleged failure to timely assess its RCRA Subtitle D criteria regulations exempting certain exploration and production related oil and gas wastes from regulation as hazardous wastes under RCRA. The consent decree requires EPA to propose a rulemaking no later than March 15, 2019 for revision of certain Subtitle D criteria regulations pertaining to oil and gas wastes or to sign a determination that revision of the regulations is not necessary. Stricter regulation of wastes generated during our or our customer’s operations could result in increased costs for our operations or the operations of our customers, which could in turn reduce demand for our services and adversely affect our business.

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

Air Emissions

The federal Clean Air Act, and comparable state laws, regulate emissions of air pollutants from various industrial sources, including natural gas processing plants and compressor stations, and also impose various emission limits, operational limits and monitoring, reporting and record keeping requirements on air emission sources. Failure to comply with these requirements could result in monetary penalties, injunctions, conditions or restrictions on operations, and potentially criminal enforcement actions. These laws are frequently subject to change. For example, in October 2015, the EPA lowered the National Ambient Air Quality Standard, or NAAQS, for ozone from 75 to 70 parts per billion. State implementation of the revised NAAQS could result in stricter permitting requirements, delay or prohibit our ability to obtain such permits, and result in increased expenditures for pollution control equipment, the costs of which could be significant. Applicable laws and regulations require pre‑ construction permits for the construction or modification of certain projects or facilities with the potential to emit air emissions above certain thresholds. These pre‑construction permits generally require use of best available control technology, or BACT, to limit air emissions. In addition, in June 2016, the EPA finalized rules under the federal Clean Air Act regarding criteria for aggregating multiple sites into a single source for air-quality permitting purposes applicable to the oil and gas industry. This rule could cause small facilities (such as tank batteries and compressor stations), on an aggregate basis, to be deemed a major source, thereby triggering more stringent air permitting requirements, which in turn could result in operational delays or require us to install costly pollution control equipment. Several EPA new source performance standards, or NSPS, and national emission standards for hazardous air pollutants, or NESHAP, also apply to our facilities and operations. These NSPS and NESHAP standards impose emission limits and operational limits as well as detailed testing, recordkeeping and reporting requirements on the “affected facilities” covered by these regulations. Several of our facilities are “major” facilities requiring Title V operating permits which impose semi‑annual reporting requirements.

At the state level, in January 2016, Pennsylvania announced new rules that will require the Pennsylvania Department of Environmental Protection, or PADEP, to develop a new general permit for oil and gas exploration, development, and production facilities and liquids loading activities, requiring best available technology for equipment and processes, enhanced record-keeping, and quarterly monitoring inspections for the control of methane emissions. On December 8, 2016, PADEP announced plans to issue a new general permit containing methane emission requirements for unconventional well sites, including quarterly leak detection and repair surveys. PADEP also intends to issue new methane regulations for existing oil and gas sources. In addition, the department has also proposed to establish Best Management Practices, including leak detection and repair programs, to reduce fugitive methane  emissions from production, gathering, processing, and transmission facilities. We may incur capital expenditures in the future for air pollution control equipment in connection with complying with future proposed rules, or with obtaining or maintaining operating permits and complying with federal, state and local regulations related to air emissions. However, we do not believe that such requirements will have a material adverse effect on our operations.

Water Discharges

The Federal Water Pollution Control Act, or the Clean Water Act, and comparable state laws impose restrictions and strict controls regarding the discharge of pollutants, including produced waters and other oil and natural gas wastes, into federal and state waters. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or the state. The discharge of dredge and fill material in regulated waters, including wetlands, is also prohibited, unless authorized by a permit issued by the U.S. Army Corps of Engineers. In September 2015, the EPA and U.S. Army Corps of Engineers issued a final rule defining the scope of the EPA’s and the Corps’ jurisdiction. To the extent the rule expands the scope of the CWA’s jurisdiction, we could face increased costs and delays with respect to obtaining permits for dredge and fill activities in wetland areas. The rule has been challenged in court on the grounds that it unlawfully expands the reach of CWA programs, and implementation of the rule has been stayed pending resolution of the court challenge. The requirement to obtain permits before commencing a regulated activity has the potential to delay the development of natural gas and oil projects. These laws and any implementing regulations provide for administrative, civil and criminal penalties for any unauthorized discharges of oil and other substances in reportable quantities and may impose substantial potential liability for the costs of removal, remediation and damages.

Pursuant to these laws and regulations, we may be required to obtain and maintain approvals or permits for the discharge of wastewater or storm water and are required to develop and implement spill prevention, control and countermeasure plans, also referred to as “SPCC plans,” in connection with on‑site storage of significant quantities of oil. We believe that we maintain all required discharge permits necessary to conduct our operations, and further believe we are in substantial compliance with the terms thereof.

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

Climate Change

The EPA has determined that emissions of GHGs present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to the warming of the earth’s atmosphere and other climatic changes. Based on these findings, EPA has adopted regulations under existing provisions of the federal Clean Air Act, that establish Prevention of Significant Deterioration, or PSD, pre‑construction permits, and Title V operating permits for GHG emissions from certain large stationary sources. Under these regulations, facilities required to obtain PSD permits must meet BACT standards for their GHG emissions established by the states or, in some cases, by the EPA, on a case‑by‑case basis. The EPA has also adopted rules requiring the monitoring and reporting of GHG emissions from specified sources in the United States, including, among others, certain onshore oil and natural gas processing and fractionating facilities. In June 2016, the EPA finalized new regulations that set emissions standards for methane and volatile organic compounds from new and modified oil and natural gas production and natural gas processing and transmission facilities. The EPA has also announced (but has not yet proposed) methane emission standards for existing sources in addition to new sources. These rules (and any additional regulations) could impose new compliance costs and permitting burdens on natural gas operations. In addition, the United States (along with numerous other nations) agreed to the Paris Agreement on climate change in December 2015, which agreement entered into force in November 2016. Although it is not possible at this time to predict how any new legislation or regulations(including any such matters relating to the Paris Agreement) adopted to address GHG emissions would impact our business. Any such laws or regulations that limit or otherwise address emissions of GHGs could adversely affect demand for the oil and natural gas that exploration and production operators produce, some of whom are our customers, which could thereby reduce demand for our midstream services. Finally, it should be noted that some scientists have concluded that increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts and floods and other climatic events; if any such effects were to occur, it is uncertain if they would have an adverse effect on our financial condition and operations.

Although we have not experienced any material adverse effect from compliance with environmental requirements, there is no assurance that this will continue. We did not have any material capital or other non‑recurring expenditures in connection with complying with environmental laws or environmental remediation matters in 2016, nor do we anticipate that such expenditures will be material in 2017.

Employees

We do not have any employees. The officers of Antero Resources Midstream Management LLC and its subsidiaries and affiliates (our “general partner”), who are also officers of Antero Resources, manage our operations and activities. As of December 31, 2016, Antero Resources employed approximately 480 people who provided direct, full-time support to our operations. All of the employees required to conduct and support our operations are employed by Antero Resources and all of our direct, full‑time personnel are subject to the services agreement with our general partner and Antero Resources. Antero Resources considers its relations with its employees to be satisfactory. Additionally, we have a secondment agreement whereby Antero Resources provides seconded employees to perform certain operational services with respect to our gathering and processing assets and water handling and treatment assets for a 20-year period that commenced on the Water Acquisition date.

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

Risks Related to Our Business

Because substantially all of our revenue is derived from Antero Resources, any development that materially and adversely affects Antero Resources’ operations, financial condition or market reputation could have a material and adverse impact on us.

We are substantially dependent on Antero Resources as a significant customer, and we expect to derive a substantial majority of our revenues from Antero Resources for the foreseeable future. As a result, any event, whether in our area of operations or otherwise, that adversely affects Antero Resources’ production, drilling and completion schedule, financial condition, leverage, market reputation, liquidity, results of operations or cash flows may adversely affect our revenues and cash available for distribution. Accordingly, we are indirectly subject to the business risks of Antero Resources, including, among others:

•

a  reduction in or slowing of Antero Resources’ development program, which would directly and adversely impact demand for our gathering and compression services and our water handling and treatment services;

•	a reduction in or slowing of Antero Resources’ completions of wells, which would directly and adversely impact demand for our water handling and treatment services;

•	the volatility of natural gas, NGLs and oil prices, which could have a negative effect on the value of Antero Resources’ properties, its drilling programs or its ability to finance its operations;

•	the availability of capital on an economic basis to fund Antero Resources’ exploration and development activities as well as to fund our capital expenditure programs;

•	Antero Resources’ ability to replace reserves;

•	Antero Resources’ drilling and operating risks, including potential environmental liabilities;

•	transportation capacity constraints and interruptions;

•	adverse effects of governmental and environmental regulation; and

•	losses from pending or future litigation.

In late 2014, global energy commodity prices declined precipitously as a result of several factors, including an increase in worldwide commodity supplies, a stronger U.S. dollar, relatively mild weather in large portions of the U.S. during the 2014 and 2015 winter months, and strong competition among oil producing countries for market share.  Depressed commodity prices continued into 2015 and 2016, although a modest recovery has occurred in late 2016 and early 2017. Spot prices for WTI declined significantly since June 2014 levels of approximately $106.00 per Bbl and have ranged from less than $30.00 per Bbl in February 2016 to approximately $53.00 per Bbl in February 2017.  Spot prices for Henry Hub natural gas also declined significantly from approximately $4.40 per MMBtu in January 2014 to $2.00 per MMBtu in March 2016.  Natural gas prices have recently recovered to approximately $3.00 per MMBtu in February 2017 due to increases in demand as a result of colder winter weather in many regions of the United States.  Spot prices for propane, which is the largest portion of our NGLs sales, declined from approximately $1.55 per gallon in

January 2014 to less than $0.35 per gallon in January 2016.  Prices for propane have recovered to over $0.70 per gallon in February 2017.

Changes in commodity prices can significantly affect our capital resources, liquidity and expected operating results. Because of the natural decline in production from existing wells, our success depends, in part, on Antero Resources’ ability to replace declining production and our ability to secure new sources of natural gas from Antero Resources or third parties. Additionally, our water handling and treatment services are directly associated with Antero Resources’ well completion activities and water needs, which are partially driven by horizontal lateral lengths and the number of completion stages per well. Any decrease in volumes of natural gas and produced water that Antero Resources produces or any decrease in the number of wells that Antero Resources completes, could adversely affect our business and operating results.

Further, we are subject to the risk of non-payment or non-performance by Antero Resources, including with respect to our gathering and compression and water handling and treatment services agreements. We cannot predict the extent to which Antero Resources’ business would be impacted if conditions in the energy industry continue to deteriorate, nor can we estimate the impact such conditions would have on Antero Resources’ ability to execute its drilling and development program or perform under our gathering and compression and water handling and treatment services agreements. Any material non-payment or non-performance by Antero Resources could reduce our ability to make distributions to our unitholders.

Also, due to our relationship with Antero Resources, our ability to access the capital markets, or the pricing or other terms of any capital markets transactions, may be adversely affected by any impairment to Antero Resources’ financial condition or adverse changes in its credit ratings.

Any material limitation on our ability to access capital as a result of such adverse changes at Antero Resources could limit our ability to obtain future financing under favorable terms, or at all, or could result in increased financing costs in the future. Similarly, material adverse changes at Antero Resources could negatively impact our unit price, limiting our ability to raise capital through equity issuances or debt financing, or could negatively affect our ability to engage in, expand or pursue our business activities, and could also prevent us from engaging in certain transactions that might otherwise be considered beneficial to us.

We may not generate sufficient cash from operations following the establishment of cash reserves and payment of fees and expenses, including cost reimbursements to our general partner, to enable us to pay the minimum quarterly distribution to our unitholders.

In order to make our minimum quarterly distribution of $0.17 per common unit per quarter, or $0.68 per unit per year, we will require available cash of approximately $30 million per quarter, or approximately $120 million per year based on the common units and subordinated units outstanding at December 31, 2016, as well as grants made under the Antero Midstream Partners LP Long-term Incentive Plan. We may not generate sufficient cash flow each quarter to support the payment of the minimum quarterly distribution or to increase our quarterly distributions in the future from the fourth quarter of 2016 level of $0.28 per unit.

The amount of cash we can distribute on our units principally depends upon the amount of cash we generate from our operations, which will fluctuate from quarter to quarter based on, among other things:

•	the volume of natural gas we gather and compress and the volume of water we handle and treat in connection with well completion operations;
•	the volume of condensate we gather;

•	the rates we charge third parties, if any, for our water handling and treatment and gathering and compression services;

•	market prices of natural gas, NGLs and oil and their effect on Antero Resources’ drilling schedule as well as produced volumes;

•	Antero Resources’ ability to fund its drilling program;

•	adverse weather conditions;

•	the level of our operating, maintenance and general and administrative costs;

•

regulatory action affecting the supply of, or demand for, natural gas, the rates we can charge for our services, how we contract for services, our existing contract, our operating costs or our operating flexibility; and

•	prevailing economic conditions.

In addition, the actual amount of cash we will have available for distribution will depend on other factors, including:

•	the level and timing of maintenance and expansion capital expenditures we make;

•	our debt service requirements and other liabilities;

•	our ability to borrow under our debt agreements to pay distributions;

•	fluctuations in our working capital needs;

•	restrictions on distributions contained in any of our debt agreements;

•	the cost of acquisitions, if any;

•	fees and expenses of our general partner and its affiliates (including Antero Resources) we are required to reimburse;

•	the amount of cash reserves established by our general partner; and

•	other business risks affecting our cash levels.

Because of the natural decline in production from existing wells, our success depends, in part, on Antero Resources’ ability to replace declining production and our ability to secure new sources of natural gas from Antero Resources or third parties. Additionally, our water handling and treatment services are directly associated with Antero Resources’ well completion activities and water needs, which are partially driven by horizontal lateral lengths and the number of completion stages per well. Any decrease in volumes of natural gas that Antero Resources produces or any decrease in the number of wells that Antero Resources completes, could adversely affect our business and operating results.

The natural gas volumes that support our gathering business depend on the level of production from natural gas wells connected to our systems, which may be less than expected and will naturally decline over time. To the extent Antero Resources reduces its development activity or otherwise ceases to drill and complete wells, revenues for our gathering and compression and water handling and treatment services will be directly and adversely affected. Our ability to maintain water handling and treatment services revenues is substantially dependent on continued completion activity by Antero Resources or third parties over time, as well as the volumes of produced water from such activity. In addition, natural gas volumes from completed wells will naturally decline and our cash flows associated with these wells will also decline over time. In order to maintain or increase throughput levels on our gathering systems, we must obtain new sources of natural gas from Antero Resources or third parties. The primary factors affecting our ability to obtain additional sources of natural gas include (i) the success of Antero Resources’ drilling activity in our areas of operation, (ii) Antero Resources’ acquisition of additional acreage and (iii) our ability to obtain dedications of acreage from third parties. Our fresh water delivery services, which make up a substantial portion of our water handling and treatment services revenues, will be in greatest demand in connection with completion activities. To the extent that Antero Resources or other fresh water delivery customers complete wells with shorter lateral lengths, the demand for our fresh water delivery services would be reduced.

We have no control over Antero Resources’ or other producers’ levels of development and completion activity in our areas of operation, the amount of reserves associated with wells connected to our systems or the rate at which production from a well declines. In addition, our water handling and treatment business is dependent upon active development in our areas of operation. In order to maintain or increase throughput levels on our water handling and treatment systems, we must service new wells. We have no control over Antero Resources or other producers or their development plan decisions, which are affected by, among other things:

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

Fluctuations in energy prices can also greatly affect the development of reserves. In late 2014, global energy commodity prices declined precipitously as a result of several factors, including an increase in worldwide commodity supplies, a stronger U.S. dollar, relatively mild weather in large portions of the U.S. during the 2014 and 2015 winter months, and strong competition among oil producing countries for market share.  Depressed commodity prices continued into 2015 and 2016, although a modest recovery has occurred in early 2017. Spot prices for WTI declined significantly since June 2014 levels of approximately $106.00 per Bbl and have ranged from less than $30.00 per Bbl in February 2016 to approximately $52.00 per Bbl in January 2017.  Spot prices for Henry Hub natural gas also declined significantly from approximately $4.40 per MMBtu in January 2014 to $2.00 per MMBtu in March 2016.  Natural gas prices have recently recovered to approximately $3.30 per MMBtu in January 2017 due to increases in demand as a result of colder winter weather in many regions of the United States.  Spot prices for propane, which is the largest portion of our NGLs sales, declined from approximately $1.55 per gallon in January 2014 to less than $0.35 per gallon in January 2016.  Prices for propane have recovered to over $0.70 per gallon in January 2017. These lower prices have compelled most natural gas and oil producers, including Antero Resources, to reduce the level of exploration, drilling and production activity. This will have a significant effect on our capital resources, liquidity and expected operating results. Natural gas and oil prices directly affect Antero Resources’ production. If prices decrease further, it would reduce our revenues and ability to pay distributions. Sustained reductions in development or production activity in our areas of operation could lead to reduced utilization of our services.

Due to these and other factors, even if reserves are known to exist in areas served by our assets, producers have chosen, and may choose in the future, not to develop those reserves. If reductions in development activity result in our inability to maintain the current levels of throughput on our systems, or our water handling and treatment services, or if reductions in lateral lengths result in a decrease in demand for our water handling and treatment services on a per well basis, those reductions could reduce our revenue and cash flow and adversely affect our ability to make cash distributions to our unitholders.

The gathering and compression agreement only includes minimum volume commitments under certain circumstances.

The gathering and compression agreement includes minimum volume commitments only on new high pressure pipelines and compressor stations that we construct subsequent to our initial public offering in November 2014 at Antero Resources’ request. The high pressure pipelines and compressor stations that existed prior to our initial public offering are not supported by minimum volume commitments from Antero Resources. Any decrease in the current levels of throughput on our gathering and compression systems could reduce our revenue and cash flow and adversely affect our ability to make cash distributions to our unitholders.

We will be required to make substantial capital expenditures to increase our asset base. If we are unable to obtain needed capital or financing on satisfactory terms, our ability to make cash distributions may be diminished or our financial leverage could increase.

In order to increase our asset base, we will need to make expansion capital expenditures. If we do not make sufficient or effective expansion capital expenditures, we will be unable to expand our business operations and, as a result, we will be unable to raise the level of our future cash distributions. To fund our expansion capital expenditures and investment capital expenditures, we will be required to use cash from our operations or incur borrowings. Alternatively, we may sell additional common units or other securities to fund our capital expenditures. Such uses of cash from our operations will reduce cash available for distribution to our unitholders. Our ability to obtain bank financing or our ability to access the capital markets for future equity or debt offerings may be limited by our or Antero Resources’ financial condition at the time of any such financing or offering and the covenants in our existing debt agreements, as well as by general economic conditions, contingencies and uncertainties that are beyond our control. Even if we are successful in obtaining the necessary funds, the terms of such financings could limit our ability to pay distributions to our unitholders. In addition, incurring additional debt may significantly increase our interest expense and financial leverage, and issuing additional limited partner interests may result in significant unitholder dilution and would increase the aggregate amount of cash required to maintain the then current distribution rate, which could materially decrease our ability to pay distributions at the prevailing distribution rate. Neither Antero Resources, our general partner or any of their respective Affiliates is committed to providing any direct or indirect support to fund our growth.

Our gathering and compression and water handling and treatment systems are concentrated in the Appalachian Basin, making us vulnerable to risks associated with operating in one major geographic area.

We rely primarily on revenues generated from gathering and compression and water handling and treatment systems that we own, which are located in the Marcellus and Utica Shales. As a result of this concentration, we may be disproportionately exposed to the impact of regional supply and demand factors, delays or interruptions of production from wells in this area caused by governmental regulation, market limitations or interruption of the compression or transportation of natural gas, NGLs or oil.

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

The construction of additions or modifications to our existing systems and the construction or purchase of new assets, including the water treatment facility currently under construction, involves numerous regulatory, environmental, political and legal uncertainties beyond our control and may require the expenditure of significant amounts of capital. Financing may not be available on economically acceptable terms or at all. If we undertake these projects, we may not be able to complete them on schedule, at the budgeted cost or at all. Moreover, our revenues may not increase immediately upon the expenditure of funds on a particular project. For instance, the construction of the water treatment facility will occur over an extended period of time, and we will not receive any material increases in revenues until the project is completed. Moreover, we may construct facilities to capture anticipated future production growth in an area in which such growth does not materialize. As a result, new gathering and compression, water handling and treatment or other assets may not be able to attract enough throughput to achieve our expected investment return, which could adversely affect our results of operations and financial condition. In addition, the construction of additions to our existing assets may require us to obtain new rights-of-way prior to constructing new pipelines or facilities. We may be unable to timely obtain such rights-of-way to connect new natural gas supplies to our existing gathering pipelines or capitalize on other attractive expansion opportunities. Additionally, it may become more expensive for us to obtain new rights-of-way or to expand or renew existing rights-of-way. If the cost of renewing or obtaining new rights-of-way increases, our cash flows could be adversely affected.

A shortage of equipment and skilled labor in the Appalachian Basin could reduce equipment availability and labor productivity and increase labor and equipment costs, which could have a material adverse effect on our business and results of operations.

Gathering and compression and water handling and treatment services require special equipment and laborers skilled in multiple disciplines, such as equipment operators, mechanics and engineers, among others. If we experience shortages of necessary equipment or skilled labor in the future, our labor and equipment costs and overall productivity could be materially and adversely affected. If our equipment or labor prices increase or if we experience materially increased health and benefit costs for employees, our results of operations could be materially and adversely affected.

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

We currently generate all of our revenues pursuant to fee-based contracts under which we are paid based on the volumes of natural gas that we gather and compress and water that we handle and treat, rather than the underlying value of the commodity. Consequently, our existing operations and cash flows have little direct exposure to commodity price risk. Although we intend to enter into similar fee-based contracts with new customers in the future, our efforts to negotiate such contractual terms may not be successful. In addition, we may acquire or develop additional midstream assets in a manner that increases our exposure to commodity price risk. Future exposure to the volatility of natural gas, NGL and oil prices, especially in light of the recent declines, could have a material adverse effect on our business, results of operations and financial condition and, as a result, our ability to make cash distributions to our unitholders.

Restrictions in our existing and future debt agreements could adversely affect our business, financial condition, results of operations and ability to make quarterly cash distributions to our unitholders.

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

The indenture governing our senior notes contains similar restrictive covenants. In addition, our revolving credit facility also contains covenants requiring us to maintain certain financial ratios. Our ability to meet those financial ratios and tests can be affected by events beyond our control, and we cannot assure you that we will meet any such ratios and tests. Additionally, we may not be able to borrow the full amount of commitments under our revolving credit facility if doing so would cause us to not meet a financial covenant.

The provisions of our revolving credit facility and the indenture governing our senior notes may affect our ability to obtain future financing and pursue attractive business opportunities and our flexibility in planning for, and reacting to, changes in business conditions. In addition, a failure to comply with the provisions of our revolving credit facility or the indenture governing our senior notes could result in a default or an event of default that could enable our lenders or noteholders to declare the outstanding principal of that debt, together with accrued and unpaid interest, to be immediately due and payable. If the payment of our debt is accelerated, our assets may be insufficient to repay such debt in full, and our unitholders could experience a partial or total loss of their investment. Please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

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

Increased regulation of hydraulic fracturing could result in reductions or delays in natural gas, NGLs and oil production by our customers, which could reduce the throughput on our gathering and compression systems and the number of wells for which we provide water handling and treatment services, which could adversely impact our revenues.

All of Antero Resources’ natural gas, NGLs and oil production is being developed from unconventional sources, such as shale formations. These reservoirs require hydraulic fracturing completion processes to release the liquids and natural gas from the rock so it can flow through casing to the surface. Hydraulic fracturing is a well stimulation process that utilizes large volumes of water and sand (or other proppant) combined with fracturing chemical additives that are pumped at high pressure to crack open previously impenetrable rock to release hydrocarbons. Hydraulic fracturing is typically regulated by state oil and gas commissions and similar agencies. Some states, including those in which we operate, have adopted, and other states are considering adopting, regulations that could impose more stringent disclosure and/or well construction requirements on hydraulic fracturing operations. In addition, in December 2016, the EPA released its final report on the potential impacts of hydraulic fracturing on drinking water resources.  The final report concluded that “water cycle” activities associated with hydraulic fracturing may impact drinking water resources “under some circumstances,” noting that the following hydraulic fracturing water cycle activities and local- or regional-scale factors are more likely than others to result in more frequent or more severe impacts: water withdrawals for fracturing in times or areas of low water availability; surface spills during the management of fracturing fluids, chemicals or produced water; injection of fracturing fluids into wells with inadequate mechanical integrity; injection of fracturing fluids directly into groundwater resources; discharge of inadequately treated fracturing wastewater to surface waters; and disposal or storage of fracturing wastewater in unlined pits.  Since the report did not find a direct link between hydraulic fracturing itself and contamination of groundwater resources, this years-long study report does not appear to provide any basis for further regulation of hydraulic fracturing at the federal level. Also, in June 2016, the EPA finalized rules that would establish new air emission controls for methane emissions from certain equipment and processes in the oil and natural gas source category, including production, processing, transmission, and storage activities. The EPA’s final rule includes first-time standards to address emissions of methane from equipment and processes across the source category, including hydraulically fractured oil and natural gas well completions, fugitive emissions from well sites and compressors, equipment leaks at natural gas processing plants, and pneumatic pumps. The rules also extend existing requirements for the emission of volatile organic compounds to the same equipment and processes. If additional levels of regulation and permits were required through the adoption of new laws and regulations at the federal or state level, that could lead to delays, increased operating costs and process prohibitions that could reduce the volumes of liquids and natural gas that move through our gathering systems or reduce the number of wells drilled and completed that require fresh water for hydraulic fracturing activities, which in turn could materially adversely affect our revenues and results of operations.

Oil and natural gas producers’ operations, especially those using hydraulic fracturing, are substantially dependent on the availability of water. Restrictions on the ability to obtain water may incentivize water recycling efforts by oil and natural gas producers, which would decrease the demand for our fresh water delivery services.

Our business includes fresh water delivery for use in our customers’ natural gas, NGL and oil exploration and production activities. Water is an essential component of natural gas, NGL and oil production during the drilling, and in particular, the hydraulic fracturing process. We depend on Antero Resources to source the fresh water we deliver. The availability of Antero Resources’ water supply may be limited due to reasons such as prolonged drought. Some state and local governmental authorities have begun restricting the use of water subject to their jurisdiction for hydraulic fracturing to ensure adequate local water supply. Any such decrease in the demand for water handling and treatment services would adversely affect our business and results of operations.

Antero Resources or any third-party customers may incur significant liability under, or costs and expenditures to comply with, environmental and worker health and safety regulations, which are complex and subject to frequent change.

As an owner, lessee or operator of gathering pipelines and compressor stations, we are subject to various stringent federal, state, provincial and local laws and regulations relating to the discharge of materials into, and protection of, the environment. Numerous governmental authorities, such as the EPA and analogous state agencies, have the power to enforce compliance with these laws and regulations and the permits issued under them, oftentimes requiring difficult and costly response actions. These laws and regulations may impose various obligations that are applicable to our and our customer’s operations, including the acquisition of permits to conduct regulated activities, the incurrence of capital or operating expenditures to limit or prevent releases of materials from our or our customers’ operations, the imposition of specific standards addressing worker protection, and the imposition of substantial liabilities and remedial obligations for pollution or contamination resulting from our and our customer’s operations. Failure to comply with these laws, regulations and permits may result in joint and several, strict liability and the assessment of administrative, civil and criminal penalties, the imposition of remedial obligations, and the issuance of injunctions limiting or preventing some or all of our operations. Private parties, including the owners of the properties through which our gathering systems pass and facilities where wastes resulting from our operations are taken for reclamation or disposal, may also have the right to pursue legal actions to enforce compliance, as well as to seek damages for non-compliance, with environmental laws and regulations or for personal injury or property damage. We may not be able to recover all or any of these costs from insurance. In addition, we may experience a delay in obtaining or be unable to obtain required permits, which may cause it to lose potential and current customers, interrupt its operations and limit its growth and revenues, which in turn could affect our profitability. There is no assurance that changes in or additions to public policy regarding the protection of the environment will not have a significant impact on our operations and profitability. For example, in June 2016, the EPA finalized rules under the federal Clean Air Act regarding criteria for aggregating multiple sites into a single source for air-quality permitting purposes applicable to the oil and gas industry. This rule could cause small facilities (such a tank batteries and compressor stations), on an aggregate basis, to be deemed a major source, thereby triggering more stringent air permitting requirements, which in turn could result in operational delays or require us to install costly pollution control equipment.

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

The EPA has determined that emissions of GHGs present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to the warming of the earth’s atmosphere and other climatic changes. Based on these findings, EPA has adopted regulations under existing provisions of the federal Clean Air Act, that establish Prevention of Significant Deterioration, or PSD, pre‑construction permits, and Title V operating permits for GHG emissions from certain large stationary sources. Under these regulations, facilities required to obtain PSD permits must meet BACT standards for their GHG emissions established by the states or, in some cases, by the EPA, on a case‑by‑case basis. The EPA has also adopted rules requiring the monitoring and reporting of GHG emissions from specified sources in the United States, including, among others, certain onshore oil and natural gas processing and fractionating facilities. As noted above, in June 2016, the EPA finalized new regulations that set emissions standards for methane and volatile organic compounds from new and modified oil and natural gas production and natural gas processing and transmission facilities. While Congress has from time to time considered legislation to reduce emissions of GHGs, the prospect for adoption of significant legislation at the federal level to reduce GHG emissions is perceived to be low at this time. Although it is not possible at this time to predict how legislation or new regulations that may be adopted to address GHG emissions would impact our business, any such future laws and regulations that limit emissions of GHGs could adversely affect demand for the oil and natural gas that exploration and production operators produce, some of whom are our customers, which could thereby reduce demand for our midstream services. Finally, it should be noted that some scientists have concluded that increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts and floods and other climatic events; if any such effects were to occur, they have the potential to cause physical damage to our assets or affect the availability of water  and thus could have an adverse effect on our financial condition and operations.

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

On June 22, 2016, The President signed into law important new legislation entitled Protecting our Infrastructure of Pipelines and Enhancing Safety Act of 2016, or the PIPES Act. The PIPES Act reauthorizes PHMSA through 2019, and facilitates greater pipeline safety by providing PHMSA with emergency order authority, including authority to issue prohibitions and safety measures on owners and operators of gas or hazardous liquid pipeline facilities to address imminent hazardous, without prior notice or an opportunity for a hearing, as well as enhanced release reporting requirements, requiring a review of both natural gas and hazardous liquid integrity management programs, and mandating the creation of a working group to consider the development of an information-sharing system related to integrity risk analyses. The PIPES Act also requires that PHMSA publish periodic updates on the status of those mandates outstanding from 2011 Pipeline Safety Act, of which approximately half remain to be completed. The mandates yet to be acted upon include requiring certain shut-off valves on transmission lines, mapping all high consequence areas, and shortening the deadline for accident and incident notifications.

PHMSA regularly revises its pipeline safety regulations. For example, in March of 2015, PHMSA finalized new rules applicable to gas and hazardous liquid pipelines that, among other changes, impose new post-construction inspections, welding, gas component pressure testing requirements, as well as requirements for calculating pressure reductions for immediate repairs on liquid pipelines. More recently, in January 2017, PHMSA finalized regulations for hazardous liquid pipelines that significantly extend and expand the reach of certain PHMSA integrity management requirements (i.e., periodic assessments, leak detection and repairs), regardless of the pipeline’s proximity to a high consequence area. The final rule also imposes new reporting requirements for certain unregulated pipelines, including all hazardous liquid gathering lines. The timing for implementation of this rule is uncertain at this time due to the recent change in Presidential Administrations. Additional future regulatory action expanding PHMSA jurisdiction and imposing stricter integrity management requirements is likely. For example, in May 2016, PHMSA proposed rules that would, if adopted, impose more stringent requirements for certain gas lines. Among other things, the proposed rulemaking would extend certain of PHMSA’s current regulatory safety programs for gas pipelines beyond “high consequence areas” to cover gas pipelines found in newly defined “moderate consequence areas” that contain as few as 5 dwellings within the potential impact area and would also require gas pipelines installed before 1970 that are currently exempted from certain pressure testing obligations to be tested to determine their maximum allowable operating pressures, or MAOP.  Other new requirements proposed by PHMSA under the rulemaking would require pipeline operators to: report to PHMSA in the event of certain MAOP exceedances; strengthen PHMSA integrity management requirements; consider seismicity in evaluating threats to a pipeline; conduct hydrostatic testing for all pipeline segments manufactured using longitudinal seam welds; and use more detailed guidance from PHMSA in the selection of assessment methods to inspect pipelines. The proposed rulemaking also seeks to impose a number of requirements on gathering lines. The adoption of these and other laws or regulations that apply more comprehensive or stringent safety standards could require us to install new or modified safety controls, pursue new capital projects, or conduct maintenance programs on an accelerated basis, all of which could require us to incur increased operational costs that could be significant. While we cannot predict the outcome of legislative or regulatory initiatives, such legislative and regulatory changes could have a material effect on our cash flow. Please read “Business—Pipeline Safety Regulation” for more information.

Our business involves many hazards and operational risks, some of which may not be fully covered by insurance. The occurrence of a significant accident or other event that is not fully insured could curtail our operations and have a material adverse effect on our ability to distribute cash and, accordingly, the market price for our common units.

Our operations are subject to all of the hazards inherent in the provision of the gathering and compression and water handling and treatment services, including:

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

In addition, new or additional regulations, new interpretations of existing requirements or changes in our operations could also trigger the need for Environmental Assessments or more detailed Environmental Impact Statements under the National Environmental Policy Act and analogous state laws, or that impose new permitting requirements on our operations could result in increased costs or delays of, or denial of rights to conduct, our development programs. For example, in September 2015, the EPA and U.S. Army Corps of Engineers, or the Corps, issued a final rule under the federal Clean Water Act, or, the CWA, defining the scope of the EPA’s and the Corps’ jurisdiction. To the extent the rule expands the scope of the CWA’s jurisdiction, we could face increased costs and delays with respect to obtaining permits for dredge and fill activities in wetland areas. The rule has been challenged in court on the grounds that it unlawfully expands the reach of CWA programs, and implementation of the rule has been stayed pending resolution of the court challenge. Such potential regulations or litigation could increase our operating costs, reduce our liquidity, delay or halt our operations or otherwise alter the way we conduct our business, which could in turn have a material adverse effect on our business, financial condition and results of operations. Further, the discharges of oil, natural gas, NGLs and other pollutants into the air, soil or water may give rise to significant liabilities on our part to the government and third parties. Please read “Item 1. Business—Regulation of Environmental and Occupational Safety and Health Matters” for a further description of laws and regulations that affect us.

The loss of key personnel could adversely affect our ability to operate.

We depend on the services of a relatively small group of our general partner’s senior management and technical personnel. We do not maintain, nor do we plan to obtain, any insurance against the loss of any of these individuals. The loss of the services of our general partner’s senior management or technical personnel, including Paul M. Rady, Chairman and Chief Executive Officer, and Glen C. Warren, Jr., President, could have a material adverse effect on our business, financial condition and results of operations.

We do not have any officers or employees and rely solely on officers of our general partner and employees of Antero Resources.

We are managed and operated by the board of directors of our general partner. Affiliates of Antero Resources conduct businesses and activities of their own in which we have no economic interest. As a result, there could be material competition for the time and effort of the officers and employees who provide services to our general partner and Antero Resources. If our general partner and the officers and employees of Antero Resources do not devote sufficient attention to the management and operation of our business, our financial results may suffer, and our ability to make distributions to our unitholders may be reduced.

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

Risks Inherent in an Investment in Us

Antero Resources, our general partner and their respective affiliates, including Antero Resources Investment LLC (“Antero Investment”), which owns our general partner, have conflicts of interest with us and limited duties to us and our unitholders, and they may favor their own interests to the detriment of us and our other common unitholders.

Antero Investment owns and controls our general partner and appoints all of the officers and directors of our general partner. A majority of the officers and directors of our general partner are officers or directors of Antero Investment. Similarly, a majority of the officers and directors of our general partner are also officers or directors of Antero Resources. Although our general partner has a duty to manage us in a manner that is beneficial to us and our unitholders, the directors and officers of our general partner have a fiduciary duty to manage our general partner in a manner that is beneficial to its owner, Antero Investment. Further, our general partner’s directors and officers who are also directors and officers of Antero Resources have a fiduciary duty to manage Antero Resources in a manner that is beneficial to Antero Resources. Conflicts of interest will arise between Antero Resources, Antero Investment and our general partner, on the one hand, and us and our common unitholders, on the other hand. In resolving these conflicts of interest, our general partner may favor its own interests and the interests of Antero Investment or Antero Resources over our interests and the interests of our unitholders. These conflicts include the following situations, among others:

•	actions taken by our general partner may affect the amount of cash available to pay distributions to unitholders;

•	the directors and officers of Antero Investment have a fiduciary duty to make decisions in the best interests of the owners of Antero Investment, which may be contrary to our interests;

•	the directors and officers of Antero Resources have a fiduciary duty to make decisions in the best interests of the owners of Antero Resources, which may be contrary to our interests;

•	our general partner is allowed to take into account the interests of parties other than us, such as Antero Investment, in exercising certain rights under our partnership agreement;

•	except in limited circumstances, our general partner has the power and authority to conduct our business without unitholder approval;

•	our general partner may cause us to borrow funds in order to permit the payment of cash distributions,

•

our general partner determines the amount and timing of asset purchases and sales, borrowings, issuances of additional partnership securities and the level of reserves, each of which can affect the amount of cash that is distributed to our unitholders;

•

our general partner determines the amount and timing of any capital expenditure and whether a capital expenditure is classified as a maintenance capital expenditure, which reduces operating surplus, or an expansion capital expenditure, which does not reduce operating surplus, and this determination can affect the amount of cash from operating surplus that is distributed to our unitholders;

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

•

our partnership agreement permits us to distribute up to $75.0 million as operating surplus, even if it is generated from asset sales, non-working capital borrowings or other sources that would otherwise constitute capital surplus, which may be used to fund distributions on the incentive distribution rights;

•	our general partner determines which costs incurred by it and its affiliates (including Antero Resources) are reimbursable by us;

•

our partnership agreement does not restrict our general partner from causing us to pay it or its affiliates for any services rendered to us or entering into additional contractual arrangements with its affiliates on our behalf;

•	our general partner intends to limit its liability regarding our contractual and other obligations;

•	our general partner may exercise its right to call and purchase common units if it and its affiliates (including Antero Resources) own more than 80% of the common units;

•	our general partner controls the enforcement of obligations that it and its affiliates (including Antero Resources) owe to us;

•	we may not choose to retain separate counsel for ourselves or for the holders of common units;

•	our general partner’s affiliates may compete with us, and neither our general partner nor its affiliates have any obligation to present business opportunities to us; and

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

Prior to making distributions on our common units, we reimburse our general partner and its affiliates for all expenses they incur on our behalf. These expenses include all costs incurred by our general partner and its affiliates in managing and operating us, including costs for rendering administrative staff and support services to us and reimbursements paid by our general partner to Antero Resources for customary management and general administrative services. There is no limit on the amount of expenses for which our general partner and its affiliates may be reimbursed under the services agreement. Our partnership agreement provides that our general partner determines the expenses that are allocable to us in good faith. In addition, under Delaware partnership law, our general partner has unlimited liability for our obligations, such as our debts and environmental liabilities, except for our contractual obligations that are expressly made without recourse to our general partner. To the extent our general partner incurs obligations on our behalf, we are obligated to reimburse or indemnify it. If we are unable or unwilling to reimburse or indemnify our general partner, our general partner may take actions to cause us to make payments of these obligations and liabilities. Any such payments could reduce the amount of cash otherwise available for distribution to our unitholders.

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

The holder or holders of a majority of our incentive distribution rights have the right, at any time they have received incentive distributions at the highest level to which they are entitled (50%) for each of the prior four consecutive fiscal quarters, to reset the initial target distribution levels at higher levels based on our cash distribution levels at the time of the exercise of the reset election. Following a reset election, a baseline distribution amount will be calculated equal to an amount equal to the prior cash distribution per common unit for the fiscal quarter immediately preceding the reset election (such amount is referred to as the ‘‘reset minimum quarterly distribution’’), and the target distribution levels will be reset to correspondingly higher levels based on percentage increases above the reset minimum quarterly distribution.

We anticipate that the holder of our incentive distribution rights would exercise this reset right in order to facilitate acquisitions or internal growth projects that would not be sufficiently accretive to cash distributions per unit without such conversion. However, the holder of our incentive distribution rights may transfer the incentive distribution rights at any time. It is possible that the holder of our incentive distribution rights or a transferee could exercise this reset election at a time when we are experiencing declines in our aggregate cash distributions or at a time when the holders of the incentive distribution rights expect that we will experience declines in our aggregate cash distributions in the foreseeable future. In such situations, the holders of the incentive distribution rights may be experiencing, or may expect to experience, declines in the cash distributions it receives related to the incentive distribution rights and may therefore desire to be issued our common units, which are entitled to specified priorities with respect to our distributions and which therefore may be more advantageous for them to own in lieu of the right to receive incentive distribution payments based on target distribution levels that are less certain to be achieved. As a result, a reset election may cause our common unitholders to experience dilution in the amount of cash distributions that they would have otherwise received had we not issued new common units to the holders of the incentive distribution rights in connection with resetting the target distribution levels.

The incentive distribution rights held by our general partner may be transferred to a third party without unitholder consent.

Our general partner may transfer the incentive distribution rights to a third party at any time without the consent of our unitholders. If our general partner transfers the incentive distribution rights to a third party but retains its general partner interest, our general partner (and its owner, Antero Investment) may not have the same incentive to grow our partnership and increase quarterly distributions to unitholders over time as it would if it had retained indirect ownership of the incentive distribution rights.

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

Unitholders’ voting rights are further restricted by the partnership agreement provision providing that any units held by a person or group that owns 20% or more of any class of units then outstanding, other than our general partner, its affiliates (including Antero Resources), their transferees and persons who acquired such units with the prior approval of the board of directors of our general partner, cannot vote on any matter.

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

As of February 23, 2017, Antero Resources holds 108,870,335 common units. Additionally, we have agreed to provide Antero Resources with certain registration rights, pursuant to which we may be required to register the common units they hold under the Securities Act and applicable state securities laws. Pursuant to the registration rights agreement and our partnership agreement, we may be required to undertake a future public or private offering of common units and use the net proceeds from such offering to redeem an equal number of common units held by Antero Resources.

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

If at any time our general partner and its affiliates (including Antero Resources) own more than 80% of the common units, our general partner will have the right, but not the obligation, which it may assign to any of its affiliates or to us, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price equal to the greater of (i) the average of the daily closing price of the common units over the 20 trading days preceding the date three days before notice of exercise of the call right is first mailed and (ii) the highest per-unit price paid by our general partner or any of its affiliates for common units during the 90-day period preceding the date such notice is first mailed. As a result, unitholders may be required to sell their common units at an undesirable time or price and may not receive any return or a negative return on their investment. Unitholders may also incur a tax liability upon a sale of their units. Our general partner is not obligated to obtain a fairness opinion regarding the value of the common units to be repurchased by it upon exercise of the limited call right. There is no restriction in our partnership agreement that prevents our general partner from issuing additional common units and exercising its call right. If our general partner exercised its limited call right, the effect would be to take us private and, if the units were subsequently deregistered, we would no longer be subject to the reporting requirements of the Securities Exchange Act of 1934, or the Exchange Act. Our general partner and its affiliates (including Antero Resources) own an aggregate of 58.6% of our common units.

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

The price of our common units may fluctuate significantly, which could cause you to lose all or part of your investment.

The market price of our common units is influenced by many factors, some of which are beyond our control, including:

•	our quarterly distributions;

•	our quarterly or annual earnings or those of other companies in our industry;

•	events affecting Antero Resources;

•	announcements by us or our competitors of significant contracts or acquisitions;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	general economic conditions;

•	the failure of securities analysts to cover our common units or changes in financial estimates by analysts;

•	future sales of our common units; and

•	other factors described in these “Risk Factors.”

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

Tax Risks to Common Unitholders

Our tax treatment depends on our status as a partnership for federal income tax purposes, as well as us not being subject to a material amount of entity-level taxation. If the IRS were to treat us as a corporation for federal income tax purposes, or if we become subject to entity-level taxation for state tax purposes, our cash available for distribution to our unitholders would be substantially reduced.

The anticipated after tax economic benefit of an investment in our common units depends largely on our being treated as a partnership for federal income tax purposes.

Despite the fact that we are organized as a limited partnership under Delaware law, we would be treated as a corporation for U.S. federal income tax purposes unless we satisfy a “qualifying income” requirement. Based upon our current operations, we believe we satisfy the qualifying income requirement. We have requested and obtained a favorable private letter ruling from the IRS to the effect that, based on the facts presented in the private letter ruling request, income from fresh water delivery services is qualifying income for federal income tax purposes, we have not requested, and do not plan to request, a ruling from the IRS on any other matter affecting us. Failing to meet the qualifying income requirement or a change in current law could cause us to be treated as a corporation for U.S. federal income tax purposes or otherwise subject us to taxation as an entity.

If we were treated as a corporation for federal income tax purposes, we would pay U.S. federal income tax on our taxable income at the corporate tax rate. Distributions to our unitholders would generally be taxed again as corporate distributions, and no income, gains, losses or deductions would flow through to our unitholders. Because a tax would be imposed upon us as a corporation, our cash available for distribution to our unitholders would be substantially reduced. Therefore, treatment of us as a corporation would result in a material reduction in the anticipated cash flow and after-tax return to the unitholders, likely causing a substantial reduction in the value of our common units.

Our partnership agreement provides that if a law is enacted or existing law is modified or interpreted in a manner that subjects us to taxation as a corporation or otherwise subjects us to entity-level taxation for U.S. federal, state or local income tax purposes, the minimum quarterly distribution amount and the target distribution amounts may be adjusted to reflect the impact of that law on us. We own assets and conduct business in West Virginia, Ohio and Pennsylvania. Several states have been evaluating ways to subject partnerships to entity-level taxation through the imposition of state income, franchise or other forms of taxation. For example, Ohio imposes a commercial activity tax of 0.26% on taxable gross receipts with a “substantial nexus” with Ohio. Imposition of a similar tax on us in other jurisdictions that we may expand to could substantially reduce our cash available for distribution to our unitholders.

The tax treatment of publicly traded partnerships or an investment in our units could be subject to potential legislative, judicial or administrative changes and differing interpretations, possibly on a retroactive basis.

The present U.S. federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units may be modified by administrative, legislative or judicial changes or differing interpretations at any time. From time to time, members of Congress propose and consider such substantive changes to the existing federal income tax laws that affect publicly traded partnerships. Although there is no current legislative proposal, a prior legislative proposal would have eliminated the qualifying income exception to the treatment of all publicly traded partnerships as corporations upon which we rely for our treatment as a partnership for U.S. federal income tax purposes.

In addition, on January 24, 2017, final regulations (the “Final Regulations”) regarding which activities give rise to qualifying income within the meaning of Section 7704 of the Internal Revenue Code of 1986, as amended were published in the Federal Register. The Final Regulations are effective as of January 19, 2017, and apply to taxable years beginning on or after January 19, 2017.  We do not believe the Final Regulations affect our ability to be treated as a partnership for U.S. federal income tax purposes.

However, any modification to the U.S. federal income tax laws may be applied retroactively and could make it more difficult or impossible for us to meet the exception for certain publicly traded partnerships to be treated as partnerships for U.S. federal income tax purposes. We are unable to predict whether any of these changes or other proposals will ultimately be enacted. Any similar or future legislative changes could negatively impact the value of an investment in our common units.

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

If the IRS makes audit adjustments to our income tax returns for tax years beginning after December 31, 2017, it (and some states) may assess and collect any taxes (including any applicable penalties and interest) resulting from such audit adjustment directly from us, in which case our cash available for distribution to our unitholders might be substantially reduced.

Pursuant to the Bipartisan Budget Act of 2015, for tax years beginning after December 31, 2017, if the IRS makes audit adjustments to our income tax returns, it (and some states) may assess and collect any taxes (including any applicable penalties and interest) resulting from such audit adjustment directly from us. Under our limited partnership agreement, our general partner is permitted to make elections under the new rules to either pay the taxes (including any applicable penalties and interest) directly to the IRS or, if we are eligible, issue a revised Schedule K-1 to each unitholder with respect to an audited and adjusted return. Although our general partner may elect to have our unitholders take such audit adjustment into account in accordance with their interests in us during the tax year under audit, there can be no assurance that such election will be practical, permissible or effective in all circumstances. As a result, our current unitholders may bear some or all of the tax liability resulting from such audit adjustment, even if such unitholders did not own units in us during the tax year under audit. If, as a result of any such audit adjustment, we are required to make payments of taxes, penalties and interest, our cash available for distribution to our unitholders might be substantially reduced. These rules are not applicable for tax years beginning on or prior to December 31, 2017.

Even if unitholders do not receive any cash distributions from us, unitholders will be required to pay taxes on their share of our taxable income.

Unitholders are required to pay federal income taxes and, in some cases, state and local income taxes on their share of our taxable income, whether or not they receive cash distributions from us. Unitholders may not receive cash distributions from us equal to their share of our taxable income or even equal to the actual tax due from them with respect to that income.

In response to current market conditions, we may engage in transactions to deliver and manage our liquidity that may result in income and gain to our unitholders without a corresponding cash distribution.   For example, if we sell assets and use the proceeds to repay existing debt or fund capital expenditures, unitholders may be allocated taxable income and gain resulting from the sale without receiving a cash distribution.  Further, taking advantage of opportunities to reduce our existing debt, such as debt exchanges, debt repurchases, or modifications of our existing debt could result in “cancellation of indebtedness income” (also referred to as “COD income”) being allocated to our unitholders as taxable income. Unitholders may be allocated COD income, and income tax liabilities arising therefrom may exceed cash distributions. The ultimate effect of any such allocations will depend on the unitholder's individual tax position with respect to its units. Unitholders are encouraged to consult their tax advisors with respect to the consequences to them of COD income.

Tax gain or loss on disposition of our common units could be more or less than expected.

If a unitholder sells common units, such unitholder will recognize a gain or loss equal to the difference between the amount realized and that unitholder’s  tax basis in those common units. Because distributions in excess of a unitholder’s allocable share of our net taxable income decrease such unitholder’s tax basis in its common units, the amount, if any, of such prior excess distributions with respect to the units that unitholder sells will, in effect, become taxable income to such unitholder if  the units are sold at a price greater than the unitholder’s tax basis in those units, even if the price the unitholder receives is less than its original cost. Furthermore, a substantial portion of the amount realized, whether or not representing gain, may be taxed as ordinary income due to potential recapture items, including depreciation recapture. In addition, because the amount realized includes a unitholder’s share of our nonrecourse liabilities, if a unitholder sells its common units, the unitholder may incur a tax liability in excess of the amount of cash it receives from the sale.

Tax-exempt entities and non-U.S. persons face unique tax issues from owning our common units that may result in adverse tax consequences to such unitholders.

Investment in common units by tax-exempt entities, such as employee benefit plans and individual retirement accounts (known as IRAs), and non-U.S. persons raises issues unique to such unitholders. For example, virtually all of our income allocated to organizations that are exempt from federal income tax, including IRAs and other retirement plans, will be unrelated business taxable income and will be taxable to such tax exempt entities. Allocations and/or distributions to non-U.S. persons will be subject to withholding taxes imposed at the highest effective tax rate applicable to such non-U.S. persons, and each non-U.S. person will be required to file United States federal tax returns and pay tax on their share of our taxable income. Tax exempt entities and non -U.S. persons, should consult thier tax advisor before investing in our common units.

We treat each purchaser of common units as having the same tax benefits without regard to the common units actually purchased. The IRS may challenge this treatment, which could adversely affect the value of the common units.

Because we cannot match transferors and transferees of our common units and because of other reasons, we have adopted depreciation and amortization positions that may not conform to all aspects of existing Treasury regulations. Our counsel is unable to opine as to the validity of this approach. A successful IRS challenge to those positions could adversely affect the amount of tax benefits available to unitholders. It also could affect the timing of these tax benefits or the amount of gain from a unitholder’s sale of common units and could have a negative impact on the value of our common units or result in audit adjustments to a unitholder’s tax returns.

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

We prorate our items of income, gain, loss and deduction between transferors and transferees of our units each month based upon the ownership of our units on the first day of each month (the “Allocation Date”), instead of on the basis of the date a particular unit is transferred. Similarly, we generally allocate certain deductions for depreciation of capital additions, gain or loss realized on a sale or other disposition of our assets and, in the discretion of the general partner, any other extraordinary item of income, gain, loss or deduction based upon ownership on the Allocation Date.  The U.S. Department of the Treasury adopted final Treasury Regulations allowing a similar monthly simplifying convention, but such regulations do not specifically authorize all aspects of our proration method. If the IRS were to challenge our proration method, we may be required to change the allocation of items of income, gain, loss and deduction among our unitholders.

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

We have adopted certain valuation methodologies in determining unitholders’ allocations of income, gain, loss and deduction. The IRS may challenge these methods or the resulting allocations, and such a challenge could adversely affect the value of our common units.

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

We will be considered to have terminated for federal income tax purposes if there is a sale or exchange of 50% or more of the total interests in our capital and profits within a twelve-month period. As of December 31, 2016, Antero

Resources owned 60.9% of the total interests in our capital and profits. Therefore, a transfer by Antero Resources of all or a portion of its interests in us could, in conjunction with the trading of common units held by the public, result in a termination of our partnership for federal income tax purposes. For purposes of determining whether the 50% threshold has been met, multiple sales of the same interest will be counted only once.

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

Unitholders will likely be subject to state and local taxes and income tax return filing requirements in jurisdictions where they do not live as a result of investing in our common units.

In addition to U.S. federal income taxes, our unitholders may be subject to other taxes, including foreign, state and local taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we conduct business or own property now or in the future, even if they do not live in any of those jurisdictions. Unitholders will likely be required to file foreign, state and local income tax returns and pay state and local income taxes in some or all of these various jurisdictions. Further, unitholders may be subject to penalties for failure to comply with those requirements.

We own assets and conduct business in West Virginia, Ohio and Pennsylvania, each of which imposes a personal income tax on individuals. As we make acquisitions or expand our business, we may own assets or conduct business in additional states that impose a personal income tax. It is each unitholder’s responsibility to file all United States federal, foreign, state and local tax returns. Our counsel has not rendered an opinion on the state or local tax consequences of an investment in our common units.

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Units

Our common units are listed on the New York Stock Exchange and traded under the symbol “AM.” On February 23, 2017, our common units were held by 13 holders of record.  The number of holders does not include the holders for whom units are held in a “nominee” or “street” name. In addition, as of February 23, 2017, Antero Resources and its affiliates owned 108,870,335 of our common units, which represents a 58.6% limited partner interest in us.

The table below reflects the high and low intraday sales prices per share of our common units on the New York Stock Exchange for each period presented:

	Common Unit		Distributions per
	High	Low	Common Unit
2016:
Quarter ended December 31, 2016	$31.39	$25.93	$0.2800
Quarter ended September 30, 2016	$28.72	$24.61	$0.2650
Quarter ended June 30, 2016	$27.96	$20.52	$0.2500
Quarter ended March 31, 2016	$27.01	$17.00	$0.2350
2015:
Quarter ended December 31, 2015	$26.00	$17.65	$0.2200
Quarter ended September 30, 2015	$29.36	$16.47	$0.2050
Quarter ended June 30, 2015	$29.76	$24.10	$0.1900
Quarter ended March 31, 2015	$27.75	$20.50	$0.1800

Prior to November 5, 2014, there was no public market for our common units.

Issuer Purchases of Equity Securities

The issuer purchases of equity securities during the fourth quarter of 2016 primarily relates to shares purchased to cover the tax resulting from units that vested in November 2016 under the Midstream LTIP.

Period	Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet be Purchased Under the Plan
October 1, 2016 - October 31, 2016	—	$—	—	N/A
November 1, 2016 - November 30, 2016	200,868	$27.96	—	N/A
December 1, 2016 - December 31, 2016	—	$—	—	N/A

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

If cash distributions to our unitholders exceed $0.1955 per common unit in any quarter, our unitholders and the holders of our incentive distribution rights (“IDRs”), will receive distributions according to the following percentage allocations:

	Marginal Percentage
	Interest in
	Distributions
Total Quarterly Distribution
Target Amount	Unitholders	IDR Holders
above $0.1955 up to $0.2125	85%	15%
above $0.2125 up to $0.2550	75%	25%
above $0.2550	50%	50%

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

General Partner Interest

Our general partner owns a non‑economic general partner interest in us, which does not entitle it to receive cash distributions. However, our general partner controls the holder of the IDRs and may in the future own common units or other equity interests in us and will be entitled to receive distributions on any such interests.

Cash Distributions and Conversion of Subordinated Units

Antero Resources was issued all of our subordinated units in connection with our IPO. The principal difference between our common units and subordinated units was that, for any quarter during the subordination period, holders of the subordinated units were not entitled to receive any distribution from operating surplus until the common units had received the minimum quarterly distribution from operating surplus for such quarter plus any arrearages in the payment of the minimum quarterly distribution from prior quarters. Subordinated units did not accrue arrearages. Under the terms of our partnership agreement, the subordination period was to end on the first business day after distributions from operating surplus equaled or exceeded $1.02 per unit (150% of the annualized minimum quarterly distribution) on all outstanding common units and subordinated units for a four-quarter period immediately preceding that date

On January 11, 2017, the board of directors of our general partner declared a cash distribution of $0.28 per unit for the quarter ended December 31, 2016. The distribution was paid on February 8, 2017 to unitholders of record as of February 1, 2017.

Upon payment of this distribution, the requirements for the conversion of all subordinated units were satisfied under our partnership agreement. As a result, effective February 9, 2017, the 75,940,957 subordinated units owned by Antero Resources were converted into common units on a one-for-one basis and thereafter will participate on terms equal with all other common units in distributions of available cash. The conversion did not impact the amount of the cash distributions paid by the Partnership or the total units outstanding

Item 6.  Selected Financial Data

The following table presents our selected historical financial data, for the periods and as of the dates indicated, for the Partnership and our Predecessor. Our Predecessor for accounting purposes consisted of Antero Resources’ gathering and compression assets and related operations on a carve-out basis. The Partnership was originally formed as Antero Resources Midstream LLC and converted into a limited partnership in connection with the completion of the

Partnership’s IPO on November 10, 2014. The information in this report includes periods prior to the Water Acquisition, which occurred on September 23, 2015. Consequently, the Partnership’s combined consolidated financial statements have been retrospectively recast for all periods presented to include the historical results of Antero Water, because the Water Acquisition was between entities under common control. Antero Water’s operations through September 23, 2015 consist entirely of water distribution.

The selected financial data presented below are qualified in their entirety by reference to, and should be read in conjunction with, ‘‘Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ and our combined consolidated financial statements and related notes included elsewhere in this report:

	Year ended December 31,
	2012	2013	2014	2015	2016
	($ in thousands, except per unit amounts)
Revenue:
Revenue - Antero Resources	$647	$58,234	$258,029	$386,164	$585,517
Revenue - third-party	—	—	8,245	1,160	835
Gain on sale of assets	—	—	—	—	3,859
Total revenue	647	58,234	266,274	387,324	590,211
Operating expenses:
Direct operating	698	7,871	48,821	78,852	161,587
General and administrative (before equity-based compensation)	2,977	9,716	18,748	28,736	28,114
Equity-based compensation	—	24,349	11,618	22,470	26,049
Depreciation	1,679	14,119	53,029	86,670	99,861
Accretion of contingent acquisition consideration	—	—	—	3,333	16,489
Total operating expenses	5,354	56,055	132,216	220,061	332,100
Operating income (loss)	(4,707)	2,179	134,058	167,263	258,111
Interest expense	(8)	(164)	(6,183)	(8,158)	(21,893)
Equity in earnings of unconsolidated affiliates	—	—	—	—	485
Net income (loss)	$(4,715)	$2,015	127,875	$159,105	$236,703
Pre-IPO net (income) loss attributed to parent	4,715	(2,015)	(98,219)	—	—
Pre-Water Acquisition net income attributed to parent	—	—	(22,234)	(40,193)	—
General partner interest in net income attributable to incentive distribution rights	—	—	—	(1,264)	(16,944)
Limited partners' interest in net income	$—	$—	$7,422	$117,648	$219,759

Net income allocable to common units - basic and diluted	$—	$—	$3,711	$62,421	$125,241
Net income allocable to subordinated units - basic and diluted	—	—	3,711	55,227	94,518
Limited partner interest in net income - basic and diluted	$—	$—	$7,422	$117,648	$219,759

Net income per limited partner unit - basic and diluted
Common units	$—	$—	$0.05	$0.76	$1.24
Subordinated units	$—	$—	$0.05	$0.73	$1.24

Weighted average limited partner units outstanding:
Basic:
Common units	—	—	75,941	82,538	100,706
Subordinated units	—	—	75,941	75,941	75,941
Diluted:
Common units	—	—	75,941	82,586	100,860
Subordinated units	—	—	75,941	75,941	75,941

	December 31,
	2013	2014	2015	2016
	(in thousands)
Balance sheet data (at period end):
Cash and cash equivalents	$—	$230,192	$6,883	$14,042
Property and equipment, net	793,330	1,531,595	1,893,826	2,195,879
Total assets	808,337	1,816,610	1,980,032	2,349,895
Long-term indebtedness	—	115,000	620,000	849,914
Total capital	732,061	1,620,903	1,082,745	1,222,810
Cash flow data:
Net cash provided by operating activities	$38,245	$169,433	$259,678	$378,607
Net cash used in investing activities	(598,177)	(797,505)	(445,455)	(478,163)
Net cash provided by (used in) financing activities	559,932	858,264	(37,532)	106,715
Other financial data:
Adjusted EBITDA(1)	40,647	198,705	279,736	404,353

(1)

For a discussion of the non‑GAAP financial measure Adjusted EBITDA, including a reconciliation of Adjusted EBITDA to its most directly comparable financial measures calculated and presented in accordance with GAAP, please read “—Non‑GAAP Financial Measures” below.

Non‑GAAP Financial Measures

We view Adjusted EBITDA as an important indicator of our performance. We define Adjusted EBITDA as net income before equity-based compensation expense, interest expense, depreciation expense, accretion of contingent acquisition consideration, gain on asset sale, excluding pre-acquisition income and expenses attributable to the parent and equity in earnings of unconsolidated affiliates, and including cash distributions from unconsolidated affiliates.

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

We define Distributable Cash Flow as Adjusted EBITDA less cash interest paid, income tax withholding payments and cash reserved for payments upon vesting of equity-based compensation awards, cash reserved for bond interest, and ongoing maintenance capital expenditures paid, excluding pre-acquisition amounts attributable to the parent, plus cash distributions to be received from unconsolidated affiliates.  We use Distributable Cash Flow as a performance metric to compare the cash generating performance of the Partnership from period to period and to compare the cash generating performance for specific periods to the cash distributions (if any) that are expected to be paid to unitholders.  Distributable Cash Flow does not reflect changes in working capital balances.

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

“Segment Adjusted EBITDA” is also used by our management team for various purposes, including as a measure of operating performance and as a basis for strategic planning and forecasting. Segment Adjusted EBITDA is a non-GAAP financial measure that we define as operating income before equity-based compensation expense, interest expense, depreciation expense, accretion of contingent acquisition consideration, gain on asset sale, excluding pre-

acquisition income and expenses attributable to the parent and equity in earnings of unconsolidated affiliates, and including cash distributions from unconsolidated affiliates. Operating income represents net income before interest expense and equity in earnings of unconsolidated affiliates, and is the most directly comparable GAAP financial measure to Segment Adjusted EBITDA because we do not account for interest expense on a segment basis. The following tables represent a reconciliation of our operating income to Segment Adjusted EBITDA for the periods presented (in thousands):

	Gathering and Processing	Water Handling and Treatment	Consolidated Total
Year ended December 31, 2012
Operating loss	$(4,578)	$(129)	$(4,707)
Depreciation expense	1,679	—	1,679
Segment and consolidated Adjusted EBITDA	$(2,899)	$(129)	$(3,028)

Year ended December 31, 2013
Operating income (loss)	$(14,186)	$16,365	$2,179
Depreciation expense	11,346	2,773	14,119
Equity-based compensation	15,931	8,418	24,349
Segment and consolidated Adjusted EBITDA	$13,091	$27,556	$40,647

Year ended December 31, 2014
Operating income	$21,452	$112,606	$134,058
Depreciation expense	36,789	16,240	53,029
Equity-based compensation	8,619	2,999	11,618
Segment and consolidated Adjusted EBITDA	$66,860	$131,845	$198,705

Year ended December 31, 2015
Operating income	$103,523	$63,740	$167,263
Depreciation expense	60,838	25,832	86,670
Accretion of contingent acquisition consideration	—	3,333	3,333
Equity-based compensation	17,840	4,630	22,470
Segment and consolidated Adjusted EBITDA	$182,201	$97,535	$279,736

Year ended December 31, 2016
Operating income	$170,861	$87,250	$258,111
Depreciation expense	69,962	29,899	99,861
Accretion of contingent acquisition consideration	—	16,489	16,489
Equity-based compensation	19,714	6,335	26,049
Distributions from unconsolidated affiliates	7,702	—	7,702
Gain on sale of assets	(3,859)	—	(3,859)
Segment and consolidated Adjusted EBITDA	$264,380	$139,973	$404,353

The following table represents a reconciliation of our Segment and consolidated Adjusted EBITDA and Distributable Cash Flow to the most directly comparable GAAP financial measures for the periods presented (in thousands):

	Year ended December 31,
	2012	2013	2014	2015	2016
Reconciliation of Net Income (Loss) to Segment and consolidated Adjusted EBITDA and Distributable Cash Flow:
Net income (loss)	$(4,715)	$2,015	$127,875	$159,105	$236,703
Interest expense	8	164	6,183	8,158	21,893
Depreciation expense	1,679	14,119	53,029	86,670	99,861
Accretion of contingent acquisition consideration	—	—	—	3,333	16,489
Equity-based compensation	—	24,349	11,618	22,470	26,049
Equity in earnings of unconsolidated affiliates	—	—	—	—	(485)
Distributions from unconsolidated affiliates	—	—	—	—	7,702
Gain on sale of assets	—	—	—	—	(3,859)
Segment and consolidated Adjusted EBITDA	(3,028)	40,647	198,705	279,736	404,353
Pre-IPO net (income) loss attributed to parent	4,715	(2,015)	(98,219)	—	—
Pre-IPO depreciation expense attributed to parent	(1,679)	(14,119)	(43,419)	—	—
Pre-IPO equity-based compensation expense attributed to parent	—	(24,349)	(8,697)	—	—
Pre-IPO interest expense attributed to parent	(8)	(164)	(5,358)	—	—
Pre-Water Acquisition net income attributed to parent	—	—	(22,234)	(40,193)	—
Pre-Water Acquisition depreciation expense attributed to parent	—	—	(3,086)	(18,767)	—
Pre-Water Acquisition equity-based compensation expense attributed to parent	—	—	(654)	(3,445)	—
Pre-Water Acquisition interest expense attributed to parent	—	—	(359)	(2,326)	—
Adjusted EBITDA attributable to the Partnership	—	—	16,679	215,005	404,353
Cash interest paid, net - attributable to the Partnership	—	—	(331)	(5,149)	(13,494)
Income tax withholding upon vesting of Antero Midstream LP equity-based compensation awards	—	—	—	(4,806)	(5,636)
Cash reserved for bond interest (1)	—	—	—	—	(10,481)
Maintenance capital expenditures (2)	—	—	(1,157)	(13,097)	(21,622)
Distributable cash flow	$—	$—	$15,191	$191,953	$353,120

(1)

Cash reserved for bond interest represents accrued interest expense on Antero Midstream’s 5.375% senior notes outstanding during the period that is paid on a semi-annual basis on March 15th and September 15th of each year.

(2)

Maintenance capital expenditures represent that portion of our estimated capital expenditures associated with (i) the connection of new wells to our gathering and compression systems that we believe will be necessary to offset the natural production declines Antero Resources will experience on all of its wells over time, and (ii) water distribution to new wells necessary to maintain the average throughput volume on our systems.

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

References in this report to “Predecessor,” “we,” “our,” “us” or like terms, when referring to periods prior to November 10, 2014, refer to Antero Resources’ gathering and compression, our predecessor for accounting purposes.  References to “the Partnership,” “we,” “our,” “us” or like terms, when referring to periods between November 10, 2014 and September 23, 2015 refer to the Partnership’s gathering and compression assets, and Antero Resources’ water assets. References to “the Partnership,” “we,” “our,” “us” or like terms, when referring to periods since September 23, 2015 or when used in the present tense or prospectively, refer to Antero Midstream Partners LP.

Overview

We are a growth-oriented master limited partnership formed by Antero Resources to own, operate and develop midstream energy assets to service Antero Resources’ increasing production. Our assets consist of gathering pipelines, compressor stations, and processing and fractionation plants that collect and process natural gas, NGLs and oil from Antero Resources’ wells in the Marcellus Shale in West Virginia and the Utica Shale in Ohio. Our assets also include two independent fresh water delivery systems that deliver fresh water from the Ohio River, several regional waterways, and wastewater handling services for well completion operations in Antero Resources’ operating areas. These fresh water systems consist of permanent buried pipelines, surface pipelines and fresh water storage facilitates, as well as pumping stations and impoundments to transport the fresh water throughout the pipelines. The wastewater handling services consist of wastewater transportation, disposal, and treatment, including a water treatment facility, currently under construction. We believe that our strategically located assets and our relationship with Antero Resources position us to become a leading midstream energy company serving the Marcellus and Utica shale plays.

During the third quarter of 2016, the Partnership and Finance Corp, as co-issuers, issued $650 million in aggregate principal amount of the 2024 Notes. Net proceeds from the issuance of the 2024 Notes were used to repay indebtedness under our revolving credit facility. As of December 31, 2016, the 2024 Notes were the Partnership’s only series of notes outstanding.

Also during the third quarter of 2016, the Partnership entered into the Distribution Agreement, pursuant to which, the Partnership may sell, from time to time through brokers acting as its sales agents, common units representing limited partner interests having an aggregate offering price of up to $250 million. During the year ended December 31, 2016, the Partnership issued and sold 2,391,595 common units under the Distribution Agreement, at a weighted average sales price of $27.66 resulting in net proceeds of $65.4 million (net of $0.3 million of compensation payable to the sales agents for sales made during the period, and $0.5 million of other offering costs), which were used for general partnership purposes.

Recent Trends and Uncertainties

The gathering and compression agreement with Antero Resources provides for fixed fee structures, and we intend to continue to pursue additional fixed fee opportunities with Antero Resources and third parties in order to avoid direct commodity price exposure. However, to the extent that our future contractual arrangements with Antero Resources or third parties do not provide for fixed fee structures, we may become subject to commodity price risk. We are subject to commodity price risks to the extent that they impact Antero Resources’ development plan and therefore our gathering volumes. In late 2014, global energy commodity prices declined precipitously as a result of several factors, including an increase in worldwide commodity supplies, a stronger U.S. dollar, relatively mild weather in large portions of the U.S.

during the 2014 and 2015 winter months, and strong competition among oil producing countries for market share.  Depressed commodity prices continued into 2015 and 2016, although a modest recovery has occurred in early 2017. Spot prices for WTI declined significantly since June 2014 levels of approximately $106.00 per Bbl and have ranged from less than $30.00 per Bbl in February 2016 to approximately $52.00 per Bbl in January 2017.  Spot prices for Henry Hub natural gas also declined significantly from approximately $4.40 per MMBtu in January 2014 to $2.00 per MMBtu in March 2016.  Natural gas prices have recently recovered to approximately $3.30 per MMBtu in January 2017 due to increases in demand as a result of colder winter weather in many regions of the United States.  Spot prices for propane, which is the largest portion of our NGLs sales, declined from approximately $1.55 per gallon in January 2014 to less than $0.35 per gallon in January 2016.  Similarly to natural gas prices, prices for propane have recovered to over $0.70 per gallon in January 2017.

During 2017, we plan to expand our existing Marcellus and Utica Shale gathering, compression, and water handling and treatment infrastructure to accommodate Antero Resources’ development plans. Antero Resources’ 2017 drilling and completion capital budget is $1.3 billion. Antero Resources plans to operate an average of four drilling rigs and complete approximately 135 horizontal wells in the Marcellus, of which 114 wells are located on acreage dedicated to us,  and 3 drilling rigs and complete 35 horizontal wells in the Utica in 2017, all located on acreage dedicated to us. A further or extended decline in commodity prices could cause some of the development and production projects of Antero Resources or third parties to be uneconomic or less profitable, which could reduce gathering and water handling and treatment volumes in our current and future potential areas of operation. Those reductions in gathering and water handling and treatment volumes could reduce our revenue and cash flow and adversely affect our ability to make cash distributions to our unitholders.

Cash Distributions

The board of directors of our general partner has declared a cash distribution of $0.28 per unit for the quarter ended December 31, 2016. The distribution was paid on February 8, 2017 to unitholders of record as of February 1, 2017. Upon payment of this distribution, the requirements for the conversion of all subordinated units were satisfied under our partnership agreement. As a result, effective February 9, 2017, the 75,940,957 subordinated units owned by Antero Resources were converted into common units on a one-for-one basis and thereafter will participate on terms equal with all other common units in distributions of available cash. The conversion did not impact the amount of the cash distributions paid by the Partnership or the total units outstanding.

Credit Facility

As of December 31, 2016, lender commitments under our revolving credit facility were $1.5 billion, with a letter of credit sublimit of $150 million. At December 31, 2016, we had borrowings of $210 million and no letters of credit outstanding under the revolving credit facility. Our revolving credit facility matures in November 2019. See “—Capital Resources and Liquidity.”

Sources of Our Revenues

Our gathering and compression revenues are driven by the volumes of natural gas and condensate we gather and compress, and our water handling and treatment revenues are driven by wastewater services and quantities of fresh water delivered to our customers to support their well completion operations. Pursuant to our long-term contracts with Antero Resources, we have secured 20-year dedications covering a significant portion of Antero Resources’ current and future acreage for gathering and compression services. We have also entered into a 20-year water handling and treatment services agreement covering Antero Resources’ 616,000 net acres in West Virginia and Ohio, with a right of first offer on all future areas of operation. Under the agreement, we will receive a fixed fee for all fresh water deliveries by pipeline directly to the well site, subject to annual CPI adjustments. In addition, Antero Resources has agreed to pay a fee on a minimum volume of fresh water deliveries in calendar years 2016 through 2019. Minimum volume commitments are 90,000 barrels per day in 2016, 100,000 barrels per day in 2017 and 120,000 barrels per day in 2018 and 2019. All of Antero Resources’ existing acreage is dedicated to us for gathering and compression services except for the existing third-party commitments, which includes approximately 173,000 Marcellus Shale net leasehold acres characterized by dry gas and liquids-rich production that have been previously dedicated to third-party gatherers.

Our gathering and compression operations are substantially dependent upon natural gas and oil and condensate production from Antero Resources’ upstream activity in its areas of operation. In addition, there is a natural decline in production from existing wells that are connected to our gathering systems. Although we expect that Antero Resources will continue to devote substantial resources to the development of oil and gas reserves, we have no control over this activity and Antero Resources has the ability to reduce or curtail such development at its discretion.

Our water handling and treatment operations are substantially dependent upon the number of wells drilled and completed by Antero Resources. As of December 31, 2016, Antero Resources’ estimated net proved reserves were 15.4 Tcfe, of which 61% was natural gas. As of December 31, 2016, Antero Resources’ drilling inventory consisted of 3,630 identified potential horizontal well locations, of which 3,021 were dedicated to us, providing us with significant opportunity for growth as Antero Resources’ robust drilling program continues and its production increases.

Under the terms of the Water Services Agreement, Antero Resources will pay a fixed fee of $3.685 per barrel in West Virginia and $3.635 per barrel in Ohio and all other locations for fresh water deliveries by pipeline directly to the well site, subject to annual CPI adjustments. Antero Resources also agreed to pay us a fixed fee of $4.00 per barrel for wastewater treatment at the advanced wastewater treatment complex and a fee per barrel for wastewater collected in trucks owned by us, in each case subject to annual CPI-based adjustments.  Until such time as the advanced wastewater treatment complex is placed into service or we operate our own fleet of trucks for transporting wastewater, we will continue to contract with third parties to provide Antero Resources flow back and produced water services and Antero Resources will reimburse us third party out-of-pocket costs plus 3%.

How We Evaluate Our Operations

We use a variety of financial and operational metrics to evaluate our performance. These metrics help us identify factors and trends that impact our operating results, profitability and financial condition. The key metrics we use to evaluate our business are provided below.

Adjusted EBITDA and Distributable Cash Flow

We use Adjusted EBITDA and Distributable Cash Flow as performance measures to assess the ability of our assets to generate cash sufficient to pay interest costs, support indebtedness and make cash distributions. Adjusted EBITDA and Distributable Cash flow are non-GAAP financial measures. See “Item 6. Selected Financial Data—Non-GAAP Financial Measures” for more information regarding these financial measures, including a reconciliation of Adjusted EBITDA and Distributable Cash Flow to the most directly comparable GAAP measures.

Gathering and Compression Throughput

We must continually obtain additional supplies of natural gas and oil and condensate to maintain or increase throughput on our systems. Our ability to maintain existing supplies of natural gas and oil and condensate and obtain additional supplies is primarily impacted by our acreage dedication and the level of successful drilling activity by Antero Resources and, to a lesser extent in the future, the potential for acreage dedications with and successful drilling by third party producers. Any increase in our throughput volumes over the near term will likely be driven by Antero Resources continuing its robust drilling and development activities in its Marcellus and Utica Shale acreage. In the short term, we expect increases in high pressure gathering and compression throughput volumes to be less than that for low pressure gathering revenues, in part because a percentage of Antero Resources’ high pressure gathering and compression needs will be met by existing third-party providers.

Water Handling Volumes

Because our fresh water and other fluid handling volumes are primarily driven by hydraulic fracturing activities conducted as part of well completions, our water volumes are not directly impacted by ongoing production volumes. Antero Resources’ consolidated acreage positions allow us to provide fresh water and other fluid handling services for Antero Resources’ completion activities in a more efficient manner. However, to the extent that Antero Resources’ drilling and completion schedule is not met, or Antero Resources uses less fresh water and other fluid handling services in its well completion operations than expected (for example, as a result of drilling shorter laterals), our water volumes may decline.

Principal Components of Our Cost Structure

The primary components of our operating expenses that we evaluate include direct operating expense, general and administrative expenses, depreciation expense and interest expense.

Direct Operating Expense

We seek to maximize the profitability of our operations in part by minimizing, to the extent appropriate, expenses directly tied to operating and maintaining our assets.  We schedule maintenance over time to avoid significant variability in our direct operating expense and minimize the impact on our cash flow.  Gathering and compression operating costs consist primarily of  lLabor costs, water disposal, pigging, fuel, monitoring costs, repair and non-capitalized maintenance costs, utilities and contract services comprise the most significant portion of our direct operating expense.  Gathing and compression operating costs vary directly with the miles of pipeline and number of compressor stations in our gathering and compression.  Fresh water operating expenses consist primarily of labor costs, pigging, monitoring costs, repair and non-capitlaized maintenance costs and contract services.  Fresh water operating costs vary directly with the miles of pipeline and to a lesser extent the number well completions in the Marcellus and Utica Shales for which we deliver fresh water and number of impoundments our fresh water system.  Other water handling costs include contract services and vary directly with the costs level of services that we provide to Antero Resources.  These costs are billed to Antero Resources at our cost plus 3%.We schedule maintenance over time to avoid significant variability in our direct operating expense and minimize the impact on our cash flow. The Other primary drivers of our direct operating expense include: maintenance and contract service costs, regulatory and compliance costs and ad valorem taxes.

General and Administrative Expenses

Our general and administrative expenses include direct charges for operations of our assets and costs allocated by Antero Resources. These costs relate to: (i) various business services, including payroll processing, accounts payable processing and facilities management, (ii) various corporate services, including legal, accounting, treasury, information technology and human resources and (iii) compensation, including equity-based compensation. These expenses are charged or allocated to us based on the nature of the expenses and are allocated based on a combination of our proportionate share of Antero Resources’ gross property and equipment, capital expenditures and labor costs, as applicable. Management believes these allocation methodologies are reasonable.

Our general and administrative expenses include equity-based compensation costs allocated by Antero Resources to us for grants made pursuant to: (i) Antero Resources’ Long-Term Incentive Plan (the “Antero Resources LTIP”), (ii) profits interests awards valued in connection with the Antero Resources reorganization pursuant to its initial public offering of common stock, which closed on October 16, 2013, and (iii) grants made to Antero Resources employees under our own plan.

In connection with the IPO, our general partner adopted the Midstream LTIP, and on November 12, 2014, we granted 20,000 restricted units and 2,361,440 phantom units under the plan. For accounting purposes, these units are treated as if they are distributed from us to Antero Resources. During the year ended December 31, 2016, Antero Resources recognized approximately $16.6 million in equity-based compensation related to these awards, $5.4 million of which was allocated to us and included in our general and administrative expenses. We will be allocated a portion of approximately $33.2 million of unrecognized equity-based compensation expense related to the Midstream LTIP over the remaining service period of the awards.

Depreciation Expense

Depreciation expense consists of our estimate of the decrease in value of the assets capitalized in property and equipment as a result of using the assets throughout the applicable year. Depreciation is computed over the asset’s estimated useful life using the straight-line basis. Gathering pipelines and compressor stations are depreciated over a 20 year useful life. Fresh water delivery systems are depreciated over a 5 to 20 year useful life. Specifically, we use a useful life of 5 years for our surface pipelines and equipment, 10 years for our above ground storage tanks, and 20 years for our permanent buried pipeline systems.

Interest Expense

In 2016, interest expense represents interest related to: (i) borrowings under our revolving credit facility, (ii) borrowings of $650 million under the 2024 Notes, (iii) capital leases, (iv) commitment fees and amortization of deferred financing costs incurred under our revolving credit facility that we entered into in connection with the closing of the IPO, and (v) amortization of deferred financing costs incurred under the 2024 Notes. In addition, we capitalize interest related to the water treatment facility under construction.

In 2015, interest expense represents interest related to: (i) borrowings under our revolving credit facility, (ii) borrowings under a credit facility agreement between Antero Water, and the lenders under Antero Resources’ credit facility that were incurred for consideration paid to Antero Resources in exchange for their water handling and treatment assets in the f quarter of 2015 (“Water Acquisition”), (iii) capital leases and  (iv) commitment fees and amortization of deferred financing costs incurred under our revolving credit facility that we entered into in connection with the closing of the IPO.

Items Affecting Comparability of Our Financial Results

Certain of the historical financial results discussed below may not be comparable to our future financial results primarily as a result of the significant increase in the scope of our operations over the last several years. Our gathering and compression and water handling and treatment systems are relatively new, having been substantially built within the last three years. Accordingly, our revenues and expenses over that time reflect the significant ramp up in our operations. Similarly, Antero Resources has experienced significant changes in its production and drilling and completion schedule over that same period. Accordingly, it may be difficult to project trends from our historical financial data going forward.

On September 23, 2015, Antero Resources contributed (the “Water Acquisition”) (i) all of the outstanding limited liability company interests of Antero Water to the Partnership and (ii) all of the assets, contracts, rights, permits and properties owned or leased by Antero Resources and used primarily in connection with the construction, ownership, operation, use or maintenance of Antero Resources’ advanced wastewater treatment complex under construction in Doddridge County, West Virginia, to Antero Treatment. Results of operations and cash flows for periods prior to the Water Acquisition have been recast to include the Water Acquisition as the entities were under common control.

Results of Operations

Year Ended December 31, 2015 Compared to Year Ended December 31, 2016

We have two operating segments: (1) gathering and processing, and (2) water handling and treatment. The operating results and assets of our reportable segments were as follows for the year ended December 31, 2015 and 2016 (in thousands):

		Water
	Gathering and	Handling and	Consolidated
	Processing	Treatment	Total
Year Ended December 31, 2015
Revenues:
Revenue - Antero Resources	$230,210	$155,954	$386,164
Revenue - third-party	382	778	1,160
Total revenues	230,592	156,732	387,324

Operating expenses:
Direct operating	25,783	53,069	78,852
General and administrative (before equity-based compensation)	22,608	6,128	28,736
Equity-based compensation	17,840	4,630	22,470
Depreciation	60,838	25,832	86,670
Accretion of contingent acquisition consideration	-	3,333	3,333
Total expenses	127,069	92,992	220,061

Operating income	$103,523	$63,740	$167,263

Segment and consolidated Adjusted EBITDA(1)	$182,201	$97,535	$279,736

Year Ended December 31, 2016
Revenues:
Revenue - Antero Resources	$303,250	$282,267	$585,517
Revenue - third-party	835	—	835
Gain on sale of assets	3,859	—	3,859
Total revenues	307,944	282,267	590,211

Operating expenses:
Direct operating	27,289	134,298	161,587
General and administrative (before equity-based compensation)	20,118	7,996	28,114
Equity-based compensation	19,714	6,335	26,049
Depreciation	69,962	29,899	99,861
Accretion of contingent acquisition consideration	—	16,489	16,489
Total expenses	137,083	195,017	332,100

Operating income	$170,861	$87,250	$258,111

Segment and consolidated Adjusted EBITDA(1)	$264,380	$139,973	$404,353

(1)

For a discussion of the non‑GAAP financial measure Adjusted EBITDA, including a reconciliation of Adjusted EBITDA to its most directly comparable financial measures calculated and presented in accordance with GAAP, please “Item 6. Selected Financial Data—Non‑GAAP Financial Measures”.

The following sets forth selected operating data for the year ended December 31, 2015 compared to the year ended December 31, 2016:

			Amount of
	Year ended December 31,		Increase	Percentage
	2015	2016	(Decrease)	Change
	($ in thousands, except average realized fees)
Revenue:
Revenue - Antero Resources	$386,164	$585,517	$199,353	52%
Revenue - third-party	1,160	835	(325)	(28)%
Gain on sale of assets	—	3,859	3,859	*
Total revenue	387,324	590,211	202,887	52%
Operating expenses:
Direct operating	78,852	161,587	82,735	105%
General and administrative (before equity-based compensation)	28,736	28,114	(622)	(2)%
Equity-based compensation	22,470	26,049	3,579	16%
Depreciation	86,670	99,861	13,191	15%
Accretion of contingent acquisition consideration	3,333	16,489	13,156	395%
Total operating expenses	220,061	332,100	112,039	51%
Operating income	167,263	258,111	90,848	54%
Interest expense	(8,158)	(21,893)	(13,735)	168%
Equity in earnings of unconsolidated affiliates	—	485	485	*
Net income	$159,105	$236,703	$77,598	49%
Adjusted EBITDA(1)	$279,736	$404,353	$124,617	45%
Operating Data:
Gathering—low pressure (MMcf)	370,830	513,390	142,560	38%
Gathering—high pressure (MMcf)	432,861	481,646	48,785	11%
Compression (MMcf)	157,515	271,060	113,545	72%
Condensate gathering (MBbl)	1,117	503	(614)	(55)%
Fresh water delivery (MBbl)	35,044	45,112	10,068	29%
Wells serviced by fresh water delivery	124	131	7	6%
Gathering—low pressure (MMcf/d)	1,016	1,403	387	38%
Gathering—high pressure (MMcf/d)	1,186	1,316	130	11%
Compression (MMcf/d)	432	741	309	72%
Condensate gathering (MBbl/d)	3	1	(2)	(55)%
Fresh water delivery (MBbl/d)	96	123	27	29%
Average realized fees:
Average gathering—low pressure fee ($/Mcf)	$0.31	$0.31	$—	*
Average gathering—high pressure fee ($/Mcf)	$0.19	$0.19	$—	*
Average compression fee ($/Mcf)	$0.19	$0.19	$—	*
Average gathering—condensate fee ($/Bbl)	$4.16	$4.17	$0.01	*
Average fresh water delivery fee - Antero Resources ($/Bbl)	$3.64	$3.68	$0.04	1%

*Not meaningful or applicable.

(1)

For a discussion of the non‑GAAP financial measure Adjusted EBITDA, including a reconciliation of Adjusted EBITDA to its most directly comparable financial measures calculated and presented in accordance with GAAP, please “Item 6. Selected Financial Data—Non‑GAAP Financial Measures”.

Sources of Water Handling and Treatment Revenue. Water handling and treatment revenues are generated from fresh water delivery and other fluid handling services.  Fresh water delivery is billed at a fixed fee per barrel.  Other fluid handling services include the disposal and treatment of wastewater and high rate transfer of fresh water and are billed at our cost plus 3%.

Revenue - Antero Resources.  Revenues from gathering and compression of natural gas and condensate, and water handling and treatment increased by 52%, from $386.2 million for the year ended December 31, 2015 to $585.5 million for the year ended December 31, 2016. Gathering and compression revenues increased by 32%, from $230.2 million for the year ended December 31, 2015 to $303.2 million for the year ended December 31, 2016. Water handling and treatment revenues increased by 80%, from $156.0 million for the year ended December 31, 2015 to $282.3 million for the year ended December 31, 2016. These fluctuations are primarily the result of:

•

low pressure gathering revenue increased $45.4 million period over period due to an increase of throughput volumes of 143 Bcf, or 387 MMcf/d, which was primarily due to 156 new wells added in 2016 and the expansion of our low pressure gathering system by 12 miles in 2016;

•

compression revenue increased $21.5 million due to an increase of throughput volumes of 114 Bcf, or 309 MMcf/d, primarily due to the addition of two new compressor stations that were placed in service during 2016;

•

high pressure gathering revenue increased $9.2 million due to an increase of throughput volumes of 49 Bcf, or 130 MMcf/d, primarily as a result of the addition of two new high pressure gathering lines placed in service in 2016 and the expansion of our high pressure gathering system by 22 miles in 2016;

•

other fluid handling services revenue increased $87.3 million because the other fluid handling operations began in September 2015, and are billed to Antero Resources at our cost plus 3%.  Other fluid handling service revenues were $28.9 and $116.3 million during the year ended December 31, 2015 and 2016, respectively;  and

•

fresh water delivery revenue increased $38.2 million, due to an increase in fresh water delivery of 10,068 MBbl, or 27 MBbl/d,  primarily due to an increase in the amount of water used in well completions by Antero Resources.

Direct operating expenses.  Total direct operating expenses increased by 105%, from $78.9 million for the year ended December 31, 2015 to $161.6 million for the year ended December 31, 2016. Gathering and processing direct operating expenses increased from $25.8 million for the year ended December 31, 2015 to $27.3 million for the year ended December 31, 2016. The increase was primarily due to an increase in the number of gathering pipelines and compressor stations in 2015. Water handling and treatment direct operating expenses increased from $53.1 million for the year ended December 31, 2015 to $134.3 million for the year ended December 31, 2016. The increase was primarily due to other fluid handling services which began in September of 2015.

General and administrative expenses.  General and administrative expenses (before equity-based compensation expense) remained relatively consistent at $28.7 million for the year ended December 31, 2015 and $28.1 million for the year ended December 31, 2016.

Equity-based compensation expenses.  Equity-based compensation expense increased by 16%, from $22.5 million for the year ended December 31, 2015 to $26.0 million for the year ended December 31, 2016. This increase was due to additional awards under Antero Resources’ and our equity-based compensation plans. Equity-based compensation expense allocated to us from Antero Resources has no effect on our cash flows.

Accretion of contingent acquisition consideration.  Total contingent acquisition consideration accretion expense increased from $3.3 million for the year ended December 31, 2015 to $16.5 million for the year ended December 31, 2016. In connection with the Water Acquisition, we have agreed to pay Antero Resources (a) $125 million in cash if we deliver 176 million barrels or more of fresh water during the period between January 1, 2017 and December 31, 2019 and (b) an additional $125 million in cash if we deliver 219 million barrels or more of fresh water during the period between January 1, 2018 and December 31, 2020. At the time of the Water Acquisition, we recorded a liability for the discounted net present value of the contingent acquisition consideration, and as time passes, we recognize accretion expense. The liability is revalued each reporting period for any changes in assumptions. Based on Antero Resources’ drilling plans we project to meet both water delivery targets. The increase was due to one quarter of accretion incurred in the fourth quarter of 2015, compared to four quarters in 2016.

Depreciation expense.  Total depreciation expense increased by 15%, from $86.7 million for the year ended December 31, 2015 to $99.9 million for the year ended December 31, 2016. Gathering and processing depreciation expense increased from $60.8 million for the year ended December 31, 2015 to $70.0 million for the year ended December 31, 2016. The increase was primarily due to gathering and processing placed in service and depreciated in 2016, as well as a full period of depreciation for the assets placed in service during 2015. Water handling and treatment depreciation expense increased from $25.9 million for the year ended December 31, 2015 to $29.9 million for the year ended December 31, 2016. The increase was primarily due to other fluid handling assets placed in service and depreciated in 2016, as well as a full period of depreciation for the assets placed in service during 2015.

Interest expense.  Interest expense increased from $8.2 million, net of $0.2 million in capitalized interest, for the year ended December 31, 2015 to $21.9 million, net of $3.9 million in capitalized interest, for the year ended December 31, 2016. The increase was primarily due to interest incurred on our 2024 Notes beginning in the third quarter of 2016, increased amounts outstanding under the revolving credit facility, and increased commitment fees on the increased amount of lender commitments under the facility.

Operating income.  Total operating income increased by 54%, from $167.3 million for the year ended December 31, 2015 to $258.1 million for the year ended December 31, 2016. Gathering and processing operating income increased from $103.5 million for the year ended December 31, 2015 to $170.9 million for the year ended December 31, 2016. The increase was primarily due to an increase in gathering and compression throughput volumes in 2016. Water handling and treatment operating income increased from $63.8 million for the year ended December 31, 2015 to $87.2 million for the year ended December 31, 2016. This increase was primarily due to an increase in fresh water delivery volumes in 2016.

Adjusted EBITDA.  Adjusted EBITDA increased by 45%, from $279.7 million for the year ended December 31, 2015 to $404.4 million for the year ended December 31, 2016. The increase was primarily due to an increase in gathering, compression, and water volumes. For a discussion of the non-GAAP financial measure Adjusted EBITDA, including a reconciliation of Adjusted EBITDA to its most directly comparable financial measures calculated and presented in accordance with GAAP, please read “Item 6.  Selected Financial Data—Non-GAAP Financial Measures.”

Year Ended December 31, 2014 Compared to Year Ended December 31, 2015

The operating results and assets of our reportable segments were as follows for the year ended December 31, 2014 and 2015 (in thousands):

		Water
	Gathering and	Handling and	Consolidated
	Processing	Treatment	Total
Year Ended December 31, 2014
Revenues:
Revenue - Antero Resources	$95,746	$162,283	$258,029
Revenue - third-party	-	8,245	8,245
Total revenues	95,746	170,528	266,274

Operating expenses:
Direct operating	15,470	33,351	48,821
General and administrative (before equity-based compensation)	13,416	5,332	18,748
Equity-based compensation	8,619	2,999	11,618
Depreciation	36,789	16,240	53,029
Total expenses	74,294	57,922	132,216

Operating income	$21,452	$112,606	$134,058

Segment and consolidated Adjusted EBITDA(1)	$66,860	$131,845	$198,705

Year Ended December 31, 2015
Revenues:
Revenue - Antero Resources	$230,210	$155,954	$386,164
Revenue - third-party	382	778	1,160
Total revenues	230,592	156,732	387,324

Operating expenses:
Direct operating	25,783	53,069	78,852
General and administrative (before equity-based compensation)	22,608	6,128	28,736
Equity-based compensation	17,840	4,630	22,470
Depreciation	60,838	25,832	86,670
Accretion of contingent acquisition consideration	-	3,333	3,333
Total expenses	127,069	92,992	220,061

Operating income	$103,523	$63,740	$167,263

Segment and consolidated Adjusted EBITDA(1)	$182,201	$97,535	$279,736

(1)

For a discussion of the non‑GAAP financial measure Adjusted EBITDA, including a reconciliation of Adjusted EBITDA to its most directly comparable financial measures calculated and presented in accordance with GAAP, please “Item 6. Selected Financial Data—Non‑GAAP Financial Measures”.

The following table sets forth selected operating data for the year ended December 31, 2014 compared to the year ended December 31, 2015:

			Amount of
	Year ended December 31,		Increase	Percentage
	2014	2015	(Decrease)	Change
	($ in thousands, except average realized fees)
Revenue:
Revenue - Antero Resources	$258,029	$386,164	$128,135	50%
Revenue - third-party	8,245	1,160	(7,085)	(86)%
Total revenue	266,274	387,324	121,050	45%
Operating expenses:
Direct operating	48,821	78,852	30,031	62%
General and administrative (before equity-based compensation)	18,748	28,736	9,988	53%
Equity-based compensation	11,618	22,470	10,852	93%
Depreciation	53,029	86,670	33,641	63%
Accretion of contingent acquisition consideration	—	3,333	3,333	*
Total operating expenses	132,216	220,061	87,845	66%
Operating income	134,058	167,263	33,205	25%
Interest expense	(6,183)	(8,158)	(1,975)	32%
Net income	$140,241	$175,421	$35,180	25%
Adjusted EBITDA(1)	$198,705	$279,736	$81,031	41%
Operating Data:
Gathering—low pressure (MMcf)	181,727	370,830	189,103	104%
Gathering—high pressure (MMcf)	167,935	432,861	264,926	158%
Compression (MMcf)	38,104	157,515	119,411	313%
Condensate gathering (MBbl)	621	1,117	496	80%
Fresh water delivery (MBbl)	48,333	35,044	(13,289)	(27)%
Wells serviced by fresh water delivery	192	124	(68)	(35)%
Gathering—low pressure (MMcf/d)	498	1,016	518	104%
Gathering—high pressure (MMcf/d)	460	1,186	726	158%
Compression (MMcf/d)	104	432	328	313%
Condensate gathering (MBbl/d)	2	3	1	80%
Fresh water delivery (MBbl/d)	132	96	(36)	(27)%
Average realized fees:
Average gathering—low pressure fee ($/Mcf)	$0.31	$0.31	$0.00	2%
Average gathering—high pressure fee ($/Mcf)	$0.18	$0.19	$0.01	2%
Average compression fee ($/Mcf)	$0.18	$0.19	$0.01	2%
Average gathering—condensate fee ($/Bbl)	$4.08	$4.16	$0.08	2%
Average fresh water delivery fee - Antero Resources ($/Bbl)	$3.56	$3.64	$0.08	2%

*Not meaningful or applicable.

(1)

For a discussion of the non‑GAAP financial measure Adjusted EBITDA, including a reconciliation of Adjusted EBITDA to its most directly comparable financial measures calculated and presented in accordance with GAAP, please read “Item 6. Selected Financial Data—Non‑GAAP Financial Measures”.

Sources of Water Handling and Treatment Revenue. Water handling and treatment revenues are generated from fresh water delivery and other fluid handling services.  Fresh water delivery is billed at a fixed fee per barrel.  Other fluid handling services include the disposal and treatment of wastewater and high rate transfer of fresh water and are billed at our cost plus 3%.

Revenue - Antero Resources.  Revenues from gathering and compression of natural gas and condensate, and water handling and treatment increased by 50%, from $258.0 million for the year ended December 31, 2014 to $386.2 million for the year ended December 31, 2015. Gathering and compression revenues increased from $95.7 million for the year ended December 31, 2014 to $230.2 million for the year ended December 31, 2015. Water handling and treatment revenues decreased from $162.3 million for the year ended December 31, 2014 to $156.0 million for the year ended December 31, 2015. These fluctuations are primarily the result of:

•

low pressure gathering revenue increased $60.1 million period over period due to an increase of throughput volumes of 189 Bcf, or 518 MMcf/d, which was primarily due to 119 new wells added in 2015 and, the expansion of our low pressure gathering system by 25 miles in 2015;

•

high pressure gathering revenue increased $49.8 million due to an increase of throughput volumes of 265 Bcf, or 726 MMcf/d, primarily as a result of the addition of five new high pressure gathering lines placed in service in 2015 and the expansion of our high pressure gathering system by 15 miles in 2015;

•

compression revenue increased $22.5 million due to an increase of throughput volumes of 119 Bcf, or 328 MMcf/d, primarily due to the addition of four new compressor stations that were placed in service during 2015;

•

other fluid handling services revenue increased $28.9 million because the other fluid handling operations began in September 2015, and are billed to Antero Resources at our cost plus 3%. Other fluid handling service revenues were zero and $28.9 million during the year ended December 31, 2014 and 2015, respectively; and

•

fresh water delivery revenue decreased $35.3 million, due to a decrease in fresh water delivery of 13,289 MBbl, or 36 MBbl/d,  primarily due to fresh water delivery to fewer wells  completed  by Antero Resources.

Revenue — third-party. Third –party revenue decreased from $8.2 million for the year ended December 31, 2014 to $1.2 million for the year ended December 31, 2015. The decrease was due to lower third party fresh water delivery volumes.

Direct operating expenses.  Total direct operating expenses increased by 62%, from $48.8 million for the year ended December 31, 2014 to $78.9 million for the year ended December 31, 2015. Gathering and compression direct operating expenses increased by 66%, from $15.5 million for the year ended December 31, 2014 to $25.8 million for the year ended December 31, 2015. The increase was primarily due to an increase in the number of gathering pipelines and compressor stations in 2015. Water handling and treatment direct operating expenses increased by 60%, from $33.3 million for the year ended December 31, 2014 to $53.1 million for the year ended December 31, 2015. The increase was primarily due to other fluid handling services, which began in September of 2015.

General and administrative expenses.  General and administrative expenses (before equity-based compensation expense) increased by 53%, from $18.7 million for the year ended December 31, 2014 to $28.7 million for the year ended December 31, 2015. The increase was primarily a result of increased staffing levels and related salary and benefits expenses and increased legal and other general corporate expenses to support our growth, as well as additional expenditures attributable to our operation as a publicly traded master limited partnership.

Equity-based compensation expenses.  Equity-based compensation expense increased by 93%, from $11.6 million for the year ended December 31, 2014 to $22.5 million for the year ended December 31, 2015. This increase was due to additional awards made under Antero Resources’ and our equity-based compensation plans. Equity-based compensation expense allocated to us from Antero Resources has no effect on our cash flows.

Accretion of contingent acquisition consideration.  Total accretion of contingent acquisition consideration accretion expense increased from zero for the year ended December 31, 2014 to $3.3 million for the year ended December 31, 2015. In connection with the Water Acquisition, we have agreed to pay Antero Resources (a) $125 million in cash if we deliver 176 million barrels or more of fresh water during the period between January 1, 2017 and December 31, 2019 and (b) an additional $125 million in cash if we deliver 219 million barrels or more of fresh water during the period between January 1, 2018 and December 31, 2020. At the time of the Water Acquisition, we recorded a liability for the discounted net present value of the contingent acquisition consideration, and as time passes, we recognize accretion expense. The liability is revalued each reporting period for any changes in assumptions. Based on Antero Resources’ drilling plans we project to meet both water delivery targets. The increase was due to one quarter of contingent acquisition consideration accretion incurred in the fourth quarter of 2015.

Depreciation expense.  Total depreciation expense increased by 63%, from $53.0 million for the year ended December 31, 2014 to $86.7 million for the year ended December 31, 2015. Gathering and compression depreciation expense increased by 65%, from $36.8 million for the year ended December 31, 2014 to $60.8 million for the year ended December 31, 2015. The increase was primarily due to gathering and processing placed in service and depreciated in 2015, as well as a full period of depreciation for the assets placed in service during 2014. Water handling and treatment depreciation expense increased by 60%, from $16.2 million for the year ended December 31, 2014 to $25.9 million for the year ended December 31, 2015. The increase was primarily due to water assets placed in service and depreciated in 2015, as well as a full period of depreciation for the assets placed in service during 2014.

Interest expense.  Interest expense increased by 32%, from $6.2 million for the year ended December 31, 2014 to $8.2 million for the year ended December 31, 2015. The increase was primarily due to interest, commitment fees and amortization of deferred financing fees incurred during 2015 in relation to our revolving credit and Water facilities, compared to interest and commitment fees incurred during 2014 under the Midstream credit and Water facilities. The Midstream credit facility was repaid in connection with the completion of the IPO, and the Water facility was terminated on September 23, 2015, in connection with the Water Acquisition.

Operating income.  Total operating income increased by 25%, from $134.1 million for the year ended December 31, 2014 to $167.3 million for the year ended December 31, 2015. Gathering and compression operating income increased by 381%, from $21.5 million for the year ended December 31, 2014 to $103.5 million for the year ended December 31, 2015. The increase was primarily due to an increase in gathering compression throughput volumes in 2015. Water handling and treatment operating income decreased by 43%, from $112.6 million for the year ended December 31, 2014 to $63.8 million for the year ended December 31, 2015. This decrease was primarily due to a decrease in fresh water delivery volumes in 2015.

Adjusted EBITDA.  Adjusted EBITDA increased by 41%, from $198.7 million for the year ended December 31, 2014 to $279.7 million for the year ended December 31, 2015. The increase was primarily due to an increase in gathering and compression throughput volumes, partially offset by a decrease in fresh water delivery  volumes in 2015. For a discussion of the non-GAAP financial measure Adjusted EBITDA, including a reconciliation of Adjusted EBITDA to its most directly comparable financial measures calculated and presented in accordance with GAAP, please read “Item 6.  Selected Financial Data—Non-GAAP Financial Measures.”

Capital Resources and Liquidity

Sources and Uses of Cash

Capital and liquidity is provided by operating cash flow, cash on our balance sheet, borrowings under our revolving credit facility and capital market transactions. We expect that the combination of these capital resources will be adequate to meet our working capital requirements, capital expenditures program and expected quarterly cash distributions for at least the next 12 months.

The board of directors of our general partner has adopted a cash distribution policy pursuant to which we intend to distribute at least the minimum quarterly distribution of $0.17 per unit ($0.68 per unit on an annualized basis) on all of our units to the extent we have sufficient cash after the establishment of cash reserves and the payment of our expenses, including payments to our general partner and its affiliates. For the year ended December 31, 2016, we made distributions of $1.03 per unit, or a total of $200.4 million, to the holders of our limited partner units. The board of directors of our general partner has declared a cash distribution of $0.28 per unit for the quarter ended December 31, 2016. The distribution was paid on February 8, 2017 to unitholders of record as of February 1, 2017.

We expect our future cash requirements relating to working capital, maintenance capital expenditures and quarterly cash distributions to our partners will be funded from cash flows internally generated from our operations. Our expansion capital expenditures will be funded by borrowings under our revolving credit facility or from potential capital markets transactions.

The following table and discussion presents a summary of our combined net cash provided by (used in) operating activities, investing activities and financing activities for the periods indicated:

	Year ended December 31,
(in thousands)	2014	2015	2016
Operating activities	$169,433	$259,678	$378,607
Investing activities	(797,505)	(445,455)	(478,163)
Financing activities	858,264	(37,532)	106,715
Net increase (decrease) in cash and cash equivalents	$230,192	$(223,309)	$7,159

Cash Flow Provided by Operating Activities

Net cash provided by operating activities was $169.4 million, $259.7 million, and $378.6 million for the years ended December 31, 2014, 2015 and 2016, respectively. The increase in cash flows from operations from 2015 to 2016 was primarily the result of increased throughput volumes and revenues as a result of new gathering, compression, and water systems placed in service in 2016. The increase in cash flows from operations from 2014 to 2015 was primarily the result of increased throughput volumes and revenues as a result of new gathering and compression systems placed in service in 2015.

Cash Flow Used in Investing Activities

During the years ended December 31, 2014, 2015, and 2016, we used cash flows in investing activities of $797.5 million, $445.5 million, and $478.2 million, respectively, as a result of our capital expenditures for gathering systems, compressor stations, and water handling and treatment systems. The increase in cash flows used in investing activities from 2015 to 2016, was primarily a result of capital expenditures for the water treatment facility, which is expected to be placed into service in the fourth quarter of 2017. The decrease in cash flows used in investing activities from 2014 to 2015 is primarily due to higher 2014 capital expenditures related to gathering capital projects.

The board of directors of our general partner has approved a capital budget of $800, which includes $460 million of expansion capital, $65 million of maintenance capital, and $275 million of capital investment in the Joint Venture. Our capital budgets may be adjusted as business conditions warrant.  The amount, timing and allocation of capital expenditures is largely discretionary and within our control. If natural gas, NGLs, and oil prices decline to levels below acceptable levels or costs increase to levels above acceptable levels, Antero Resources could choose to defer a significant portion of its budgeted capital expenditures until later periods. As a result, we may also defer a significant portion of our budgeted capital expenditures to achieve the desired balance between sources and uses of liquidity and prioritize capital projects that we believe have the highest expected returns and potential to generate near-term cash flow.  We routinely monitor and adjust our capital expenditures in response to changes in Antero Resources’ development plans, changes in prices, availability of financing, acquisition costs, industry conditions, the timing of regulatory approvals, success or lack of success in Antero Resources’ drilling activities, contractual obligations, internally generated cash flow and other factors both within and outside our control.

Cash Flow Provided by (Used in) Financing Activities

Net cash provided by financing activities for the year ended December 31, 2016 of $106.7 million is the result of the following: (i) $650.0 million in proceeds from the issuance of the 2024 Notes and (ii) $65.4 million in proceeds from the Distribution Agreement. The following cash used in financing activities partially offset net cash provided by financing activities (described above): (i) the repayment of $410 million on the revolving credit facility, (ii) $182.4 million in quarterly cash distributions to our unitholders (representing an increase in distributions to unitholders of $22.5 million from 2015), and (iii) the payment of $10.4 million of deferred financing costs on the 2024 Notes.

Net cash used in financing activities for the year ended December 31, 2015 of $37.5 million is the result of the following: (i) $621.0 million in net cash distributions to Antero Resources, primarily in connection with the Water Acquisition, (ii) $107.2 million in quarterly cash distributions to our unitholders, and (iii) $52.7 million in deemed cash distributions to Antero Resources. The following cash provided by financing activities partially offset net cash used in financing activities (described above): (i) $505.0 million in net borrowings under the revolving credit facility and water facility in connection with the Water Acquisition, and (ii) $240.7 million in net proceeds paid to Antero Resources for the private placement of common units in connection with the Water Acquisition.

Net cash provided by financing activities for the year ended December 31, 2014 of $858.3 million is the result of (i) $1.1 billion in net proceeds from our IPO and (ii) $625.0 million in borrowings under the predecessor credit facilities, partially offset by (i) $510.0 million in repayments on the midstream credit facility, and (ii) $337.9 million net distributions to Antero Resources.

Debt Agreements

Revolving Credit Facility

On November 10, 2014, in connection with the closing of the IPO, we entered into a revolving credit facility with a syndicate of lenders. As of December 31, 2016, the revolving credit facility provided for lender commitments of $1.5 billion and for a letter of credit sublimit of $150 million.  At December 31, 2016, we had $210 million of borrowings and no letters of credit outstanding under the revolving credit facility. The revolving credit facility will mature on November 10, 2019.

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

We were in compliance with such covenants and ratios as of December 31, 2015 and 2016.  The actual borrowing capacity available to us may be limited by the interest coverage ratio, consolidated total leverage ratio, and consolidated senior secured leverage ratio covenants.

5.375% Senior Notes Due 2024

On September 13, 2016, the Partnership and its wholly-owned subsidiary, Finance Corp, as co-issuers, issued $650 million in aggregate principal amount of 5.375% senior notes due September 15, 2024 (the “2024 Notes”) at par. The 2024 Notes are unsecured and effectively subordinated to the revolving credit facility to the extent of the value of the collateral securing the revolving credit facility. The 2024 Notes are fully and unconditionally guaranteed on a joint and several senior unsecured basis by the Partnership’s wholly-owned subsidiaries (other than Finance Corp) and certain of its future restricted subsidiaries. Interest on the 2024 Notes is payable on March 15 and September 15 of each year. The Partnership may redeem all or part of the 2024 Notes at any time on or after September 15, 2019 at redemption prices ranging from 104.031% on or after September 15, 2019 or 100.00% on or after September 15, 2022. In addition, prior to September 15, 2019, the Partnership may redeem up to 35% of the aggregate principal amount of the 2024 Notes with an amount of cash not greater than the net cash proceeds of certain equity offerings, if certain conditions are met, at a redemption price of 105.375% of the principal amount of the 2024 Notes, plus accrued and unpaid interest. At any time prior to September 15, 2019, the Partnership may also redeem the 2024 Notes, in whole or in part, at a price equal to 100% of the principal amount of the 2024 Notes plus  “make-whole” premium and accrued and unpaid interest. If the Partnership undergoes a change of control, the holders of the 2024 Notes will have the right to require the Partnership to repurchase all or a portion of the notes at a price equal to 101% of the principal amount of the 2024 Notes, plus accrued and unpaid interest.

Contractual Obligations

At December 31, 2016, we had $210 million of borrowings and no letters of credit outstanding under the revolving credit facility. Under the terms of our revolving credit facility, we are required to pay a commitment fee of 0.250% on any unused portion of the credit facility.

A summary of our contractual obligations as of December 31, 2016 is provided in the following table:

	Year ended December 31,
(in millions)	2017	2018	2019	2020	2021	Thereafter	Total
Credit Facility (1)	$—	—	210	—	—	—	210
5.375% senior notes due 2024—principal	—	—	—	—	—	650	650
5.375% senior notes due 2024—interest	35	35	35	35	35	105	280
Water treatment (2)	69	6	—	—	—	—	75
Contingent acquisition consideration (3)	—	—	125	125	—	—	250
Total	$104	41	370	160	35	755	1,465

(1)

Includes outstanding principal amounts on our revolving credit facility at December 31, 2016.  This table does not include future commitment fees, interest expense or other fees on our revolving credit facility because they are floating rate instruments and we cannot determine with accuracy the timing of future loan advances, repayments, or future interest rates to be charged.

(2)	Includes obligations related to our water treatment facility.
(3)

In connection with the Water Acquisition, we have agreed to pay Antero Resources (a) $125 million in cash if we deliver 176 million barrels or more of fresh water during the period between January 1, 2017 and December 31, 2019 and (b) an additional $125 million in cash if we deliver 219 million barrels or more of fresh water during the period between January 1, 2018 and December 31, 2020.

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

General and Administrative and Equity-Based Compensation Costs

General and administrative costs are charged or allocated to us based on the nature of the expenses and are allocated based on our proportionate share of Antero Resources’ gross property and equipment, capital expenditures and labor costs, as applicable. These allocations are based on estimates and assumptions that management believes are reasonable.

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

Equity-based compensation expenses are allocated to us based on our proportionate share of Antero Resources’ labor costs. These allocations are based on estimates and assumptions that management believes are reasonable.

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

In connection with the Water Acquisition, we have agreed to pay Antero Resources (a) $125 million in cash if we deliver 176,295,000 barrels or more of fresh water during the period between January 1, 2017 and December 31, 2019 and (b) an additional $125 million in cash if we deliver 219,200,000 barrels or more of fresh water during the period between January 1, 2018 and December 31, 2020. This contingent consideration liability is valued based on Level 3 inputs.

We account for contingent consideration in accordance with applicable accounting guidance pertaining to business combinations. We are contractually obligated to pay Antero Resources contingent consideration in connection with the Water Acquisition, and therefore recorded this contingent consideration liability at the time of the Water Acquisition. We update our assumptions each reporting period based on new developments and adjust such amounts to fair value based on revised assumptions, if applicable, until such consideration is satisfied through payment upon achievement of the specified objectives or it is eliminated upon failure to achieve the specified objectives.

New Accounting Pronouncements

On May 28, 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective.  Additionally, on May 3, 2016, the FASB issued ASU No. 2016-11, which rescinds SEC accounting guidance regarding the use of the entitlements method for recognition of natural gas revenues.  The new standards become effective for the Partnership on January 1, 2018.  Early application is not permitted.  The standards permit the use of either the retrospective or cumulative effect transition method.  The Partnership has not yet selected a transition method.  While the Partnership is still evaluating the effect that ASU 2014-09 and ASU No. 2016-11 will have on its consolidated financial statements and related disclosures, currently, we do not believe that there will be a significant effect on our consolidated financial statements upon adoption of these standards.  To the extent applicable, upon adoption, we may be required to comply with expanded disclosure requirements, including the disaggregation of revenues to depict the nature and uncertainty of types of revenues, contract assets and liabilities, current period revenues previously recorded as a liability, performance obligations, significant judgments and estimates affecting the amount and timing of revenue recognition, determination of transaction prices, and allocation of the transaction price to performance obligations.  We continue to monitor relevant industry guidance regarding implementation of ASU 2014-09 and ASU 2016-11 and adjust our implementation strategies as necessary.  We believe that adoption of the standards will not impact our operational strategies, growth prospects, or cash flows.

On February 25, 2016, the FASB issued ASU No. 2016-02, Leases, which requires all leasing arrangements to be presented in the balance sheet as liabilities along with a corresponding asset. The ASU will replace most existing leases guidance in GAAP when it becomes effective.  The new standard becomes effective for the Partnership on January 1, 2019.  Although early application is permitted, the Partnership does not plan to early adopt the ASU.  The standard requires the use of the modified retrospective transition method.  The Partnership is evaluating the effect that ASU 2016-02 will have on our consolidated financial statements and related disclosures.  Currently, the Partnership is evaluating the standard’s applicability to our various contractual arrangements.  We believe that adoption of the standard will result in increases to our assets and liabilities on our consolidated balance sheet, as well as changes to the presentation of certain operating expenses on our consolidated statement of operations; however, we have not yet determined the extent of the adjustments that will be required upon implementation of the standard.  We continue to monitor relevant industry guidance regarding implementation of ASU 2016-02 and adjust our implementation strategies as necessary.  We believe that adoption of the standard will not impact our operational strategies, growth prospects, or cash flows.

Off-Balance Sheet Arrangements

As of December 31, 2016, we did not have any off-balance sheet arrangements.

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

Commodity Price Risk

Our gathering and compression and water handling and treatment services agreements with Antero Resources provide for fixed‑fee structures, and we intend to continue to pursue additional fixed‑fee opportunities with Antero Resources and third parties in order to avoid direct commodity price exposure. However, to the extent that our future contractual arrangements with Antero Resources or third parties do not provide for fixed‑fee structures, we may become subject to commodity price risk. We are subject to commodity price risks to the extent that they impact Antero Resources’ development program and production and therefore our gathering volumes.

Interest Rate Risk

Our primary exposure to interest rate risk results from outstanding borrowings under our revolving credit facility, which has a floating interest rate. We do not currently, but may in the future, hedge the interest on portions of our borrowings under our revolving credit facility from time‑to‑time in order to manage risks associated with floating interest rates. At December 31, 2016, we had $210 million of borrowings and no letters of credit outstanding under the revolving credit facility. A 1.0% increase in our revolving credit facility interest rate for the year ended December 31, 2016 would have resulted in an estimated $5.4 million increase in interest expense.

Credit Risk

We are dependent on Antero Resources as our primary customer, and we expect to derive a substantial majority of our revenues from Antero Resources for the foreseeable future. As a result, any event, whether in our area of operations or otherwise, that adversely affects Antero Resources’ production, drilling schedule, financial condition, leverage, market reputation, liquidity, results of operations or cash flows may adversely affect our revenues and cash available for distribution.

Further, we are subject to the risk of non‑payment or non‑performance by Antero Resources, including with respect to our gathering and compression and water handling and treatment services agreements. We cannot predict the extent to which Antero Resources’ business would be impacted if conditions in the energy industry were to deteriorate further, nor can we estimate the impact such conditions would have on Antero Resources’ ability to execute its drilling and development program or to perform under our agreement. Any material non‑payment or non‑performance by Antero Resources could reduce our ability to make distributions to our unitholders.

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

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a‑15(b) under the Exchange Act we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act) as of the end of the period covered by this annual report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2016.

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

Under the supervision of, and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework in 2013, issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management of our general partner concluded that our internal control over financial reporting was effective as of December 31, 2016.

The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by KPMG LLP, an independent registered public accounting firm which also audited our consolidated financial statements as of and for the year ended December 31, 2016, as stated in their reports which appear beginning on page F-2 in this report.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) during the fourth quarter of 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The description of the activities below has been provided to us by Warburg Pincus LLC (“WP”), affiliates of which: (i) beneficially own more than 10% of our outstanding common units and/or are members of our general partner’s board of directors and (ii) beneficially own more than 10% of the equity interests of, and have the right to designate members of the board of directors of Santander Asset Management Investment Holdings Limited (“SAMIH”). SAMIH may therefore be deemed to be under common “control” with Antero Midstream Partners LP; however, this statement is not meant to be an admission that common control exists.

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

We understand that one or more SEC-reporting affiliates of SAMIH intends to disclose in its next annual or quarterly SEC report that:

(a)Santander UK plc (“Santander UK”) holds two savings accounts and one current account for two customers resident in the United Kingdom (“UK”) who are currently designated by the United States (“US”) under the Specially Designated Global Terrorist (“SDGT”) sanctions program. Revenues and profits generated by Santander UK on these accounts in the year ended December 31, 2016 were negligible relative to the overall revenues and profits of Banco Santander SA.

(b)Santander UK held a savings account for a customer resident in the UK who is currently designated by the US under the SDGT sanctions program. The savings account was closed on July 26, 2016. Revenue generated by Santander UK on this account in the year ended December 31, 2016 was negligible relative to the overall revenues and profits of Banco Santander SA.

(c)Santander UK held a current account for a customer resident in the UK who is currently designated by the US under the SDGT sanctions program. The current account was closed on December 22, 2016. Revenue generated by Santander UK on this account in the year ended December 31, 2016 was negligible relative to the overall revenues and profits of Banco Santander SA.

(d)Santander UK holds two frozen current accounts for two UK nationals who are designated by the US under the SDGT sanctions program. The accounts held by each customer have been frozen since their designation and have remained frozen through the year ended December 31, 2016. The accounts are in arrears (£1,844.73 in debit combined) and are currently being managed by Santander UK Collections & Recoveries department. Revenues and profits generated by Santander UK on these accounts in the year ended December 31, 2016 were negligible relative to the overall revenues and profits of Banco Santander SA.

(e)During the year ended December 31, 2016, Santander UK had an OFAC match on a power of attorney account. A party listed on the account is currently designated by the US under the SDGT sanctions program and the Iranian Financial Sanctions Regulations (“IFSR”). The power of attorney was removed from the account on July 29, 2016. During the year ended December 31, 2016, related revenues and profits generated by Santander UK were negligible relative to the overall revenues and profits of Banco Santander SA.

(f)An Iranian national, resident in the UK, who is currently designated by the US under the IFSR and the Weapons of Mass Destruction Proliferators Sanctions Regulations, held a mortgage with Santander UK that was issued prior to such designation. The mortgage account was redeemed and closed on April 13, 2016. No further drawdown has been made (or would be allowed) under this mortgage although Santander UK continued to receive repayment instalments prior to redemption. Revenues generated by Santander UK on this account in the year ended December 31, 2016 were negligible relative to the overall revenues of Banco Santander SA. The same Iranian national also held two investment accounts with Santander ISA Managers Limited. The funds within both accounts were invested in the same portfolio fund. The accounts remained frozen until the investments were closed on May 12, 2016 and bank checks issued to the customer. Revenues generated by Santander UK on these accounts in the year ended December 31, 2016 were negligible relative to the overall revenues and profits of Banco Santander SA.

(g)In addition, during the year ended December 31, 2016, Santander UK held a basic current account for an Iranian national, resident in the UK, previously designated under the Iranian Transactions and Sanctions Regulations. The account was closed in September 2016. Revenues generated by Santander UK on this account in the year ended December 31, 2016 were negligible relative to the overall revenues and profits of Banco Santander SA.

PART III

Item 10.  Directors, Executive Officers, and Corporate Governance

Management of Antero Midstream Partners LP

We are managed and operated by the board of directors and executive officers of our general partner, Antero Midstream Management LLC (“Midstream Management”). Our general partner is controlled by Antero Investment. All of the officers and certain of the directors of our general partner are also officers and directors of Antero Resources. Neither our general partner nor its board of directors is elected by our unitholders. Antero Investment is the sole member of our general partner and has the right to appoint our general partner’s entire board of directors, including at least three independent directors meeting the independence standards established by the NYSE. Our unitholders are not entitled to directly participate in our management or operations. Our general partner owes certain contractual duties to our unitholders as well as a fiduciary duty to its owners.

Our general partner has seven directors. The NYSE does not require a listed publicly traded partnership, such as ours, to have a majority of independent directors on the board of directors of our general partner or to establish a compensation committee or a nominating committee. However, our general partner is required to have an audit committee of at least three members, and all its members are required to meet the independence and experience standards established by the NYSE and the Exchange Act.

All of the executive officers of our general partner listed below allocate their time between managing our business and affairs and the business and affairs of Antero Resources. The amount of time that our general partner’s executive officers devote to our business and the business of Antero Resources will vary in any given year based on a variety of factors. Our general partner’s executive officers intend, however, to devote as much time to the management of our business and affairs as is necessary for the proper conduct of our business and affairs.

Antero Resources provides customary management and general administrative services to us pursuant to a services agreement. Our general partner reimburses Antero Resources at cost for its direct expenses incurred on behalf of us and a proportionate amount of its indirect expenses incurred on behalf of us, including, but not limited to, compensation expenses. Neither our general partner nor Antero Resources receives any management fee or other compensation. Under a services agreement, Antero Resources charges us a general and administrative fee for services it provides us. Our partnership agreement does not set a limit on the amount of expenses for which our general partner and its affiliates may be reimbursed. These expenses include salary, bonus, incentive compensation and other amounts paid to persons who perform services for us or on our behalf and expenses allocated to our general partner by its affiliates. Please read “Item 13. Certain Relationships and Related Transactions and Director Independence.”

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

The Board believes this structure promotes better alignment of strategic development and execution, more effective implementation of strategic initiatives and clearer accountability for our success or failure. Moreover, the Board believes that combining the Chairman and Chief Executive Officer positions does not impede independent oversight of the Partnership. Six of the seven members of the Board are independent under NYSE rules.

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

Directors and Executive Officers

The following table shows information for our general partner’s executive officers and directors. Directors hold office until their successors have been elected or qualified or until the earlier of their death, resignation, removal or disqualification. Executive officers serve at the discretion of the board. There are no family relationships among any of the directors or executive officers. Some of the directors and all of the executive officers also serve as executive officers of Antero Resources.

Name	Age	Position With Our General Partner
Paul M. Rady	63	Chairman and Chief Executive Officer
Glen C. Warren, Jr.	61	Director, President and Secretary
Michael N. Kennedy	42	Chief Financial Officer and Senior Vice President
Kevin J. Kilstrom	62	Senior Vice President—Production
Alvyn A. Schopp	58	Chief Administrative Officer, Senior Regional Vice President and Treasurer
Ward D. McNeilly	66	Senior Vice President—Reserves, Planning and Midstream
Richard W. Connor	67	Director
Peter R. Kagan	48	Director
W. Howard Keenan, Jr.	66	Director
Brooks J. Klimley	59	Director
David A. Peters	58	Director

Paul M. Rady has served as Chief Executive Officer and Chairman of the Board of Directors of Midstream Management since February 2014. Mr. Rady has also served as Chief Executive Officer and Chairman of the Board of Directors of Antero Resources since May 2004 and of its predecessor company, Antero Resources Corporation, from its founding in 2002 until its sale to XTO Energy, Inc. in April 2005. Prior to Antero Resources, Mr. Rady served as President, CEO and Chairman of Pennaco Energy from 1998 until its sale to Marathon in early 2001. Prior to Pennaco, Mr. Rady was with Barrett Resources from 1990 until 1998 where he initially was recruited as Chief Geologist in 1990, then served as Exploration Manager, EVP Exploration, President, COO and Director and ultimately CEO. Mr. Rady began his career with Amoco where he served 10 years as a geologist focused on the Rockies and Mid‑Continent. Mr. Rady holds a B.A. in Geology from Western State College of Colorado and M.Sc. in Geology from Western Washington University.

Mr. Rady’s significant experience as a chief executive of oil and gas companies, together with his training as a geologist and broad industry knowledge, enable Mr. Rady to provide the board with executive counsel on a full range of business, strategic and professional matters.

Glen C. Warren, Jr. has served as President and Secretary and as a director of Midstream Management since January 2016, prior to which he served as President, Chief Financial Officer and Secretary and as a director of Midstream Management beginning in February 2014. Mr. Warren has also served as President, Chief Financial Officer and Secretary and as a director of Antero Resources since May 2004 and of its predecessor company, Antero Resources Corporation, from its founding in 2002 until its sale to XTO Energy, Inc. in April 2005. Prior to Antero Resources, Mr. Warren served as EVP, CFO and Director of Pennaco Energy from 1998 until its sale to Marathon in early 2001. Mr. Warren spent 10 years as a natural resources investment banker focused on equity and debt financing and M&A advisory with Lehman Brothers, Dillon Read & Co. Inc. and Kidder, Peabody & Co. Mr. Warren began his career as a landman in the Gulf Coast region with Amoco, where he spent six years. Mr. Warren holds a B.A. from the University of Mississippi, a J.D. from the University of Mississippi School of Law and an M.B.A. from the Anderson School of Management at U.C.L.A.

Mr. Warren’s significant experience as a chief financial officer of oil and gas companies, together with his experience as an investment banker and broad industry knowledge, enable Mr. Warren to provide the board with executive counsel on a full range of business, strategic, financial and professional matters.

Michael N. Kennedy has served as Chief Financial Officer of Midstream Management and Senior Vice President of Finance since January 2016, prior to which he served as Vice President of Finance of Midstream Management beginning in February 2014. Mr. Kennedy has also served as Senior Vice President of Finance of Antero

Resources since January 2016, prior to which he served as Vice President of Finance of Antero Resources beginning in August 2013. Mr. Kennedy was Executive Vice President and Chief Financial Officer of Forest Oil Corporation (“Forest”) from 2009 to 2013. From 2001 until 2009, Mr. Kennedy held various financial positions of increasing responsibility within Forest. From 1996 to 2001, Mr. Kennedy was an auditor with Arthur Andersen LLP focusing on the Natural Resources industry.  Mr. Kennedy holds a B.S. in Accounting from the University of Colorado at Boulder.

Kevin J. Kilstrom has served as Senior Vice President of Production of Midstream Management since January 2016, prior to which he served as Vice President of Production of Midstream Management beginning in February 2014. Mr. Kilstrom also has served as Senior Vice President of Production of Antero Resources since January 2016, prior to which he served as Vice President of Production of Antero Resources beginning in June 2007. Mr. Kilstrom was a Manager of Petroleum Engineering with AGL Energy of Sydney, Australia from 2006 to 2007. Prior to AGL, Mr. Kilstrom was with Marathon Oil as an Engineering Consultant and Asset Manager from 2003 to 2006 and as a Business Unit Manager for Marathon’s Powder River coal bed methane assets from 2001 to 2003. Mr. Kilstrom also served as a member of the board of directors of three Marathon subsidiaries from October 2003 through May 2005. Mr. Kilstrom was an Operations Manager and reserve engineer at Pennaco Energy from 1999 to 2001. Mr. Kilstrom was at Amoco for more than 22 years prior to 1999. Mr. Kilstrom holds a B.S. in Engineering from Iowa State University and an M.B.A. from DePaul University.

Alvyn A. Schopp has served as Chief Administrative Officer, Senior Regional Vice President, and Treasurer of Midstream Management since January 2016, prior to which he served as Chief Administrative Officer, Regional Vice President and Treasurer of Midstream Management beginning in February 2014. Mr. Schopp has also served as Chief Administrative Officer, Senior Regional Vice President, and Treasurer of Antero Resources since January 2016, as Chief Administrative Officer, Regional Vice President and Treasurer from September 2013 to January 2016, as Vice President of Accounting and Administration and Treasurer from January 2005 to September 2013, as Controller and Treasurer from 2003 to 2005 and as Vice President of Accounting and Administration and Treasurer of Antero Resources’ predecessor company, Antero Resources Corporation, from January 2005 until its sale to XTO Energy, Inc. in April 2005. From 1993 to 2000, Mr. Schopp was CFO, Director and ultimately CEO of T‑Netix. From 1980 to 1993 Mr. Schopp was with KPMG LLP, most recently as a Senior Manager. Mr. Schopp holds a B.B.A. from Drake University.

Ward D. McNeilly has served as Senior Vice President of Reserves, Planning and Midstream of Midstream Management since January 2016, prior to which he served as Vice President of Reserves, Planning and Midstream of Midstream Management beginning in February 2014. Mr. McNeilly also has served as Senior Vice President of Reserves, Planning & Midstream of Antero Resources since January 2016, prior to which he served as Vice President of Reserves, Planning & Midstream of Antero Resources beginning in October 2010. Mr. McNeilly has 37 years of experience in oil and gas asset management, operations, and reservoir management. From 2007 to October 2010, Mr. McNeilly was BHP Billiton’s Gulf of Mexico Operations Manager. From 1996 through 2007, Mr. McNeilly served in various North Sea and Gulf of Mexico Deepwater operations and asset management positions with Amoco and then BP. Mr. McNeilly served in a number of different domestic and international positions with Amoco from 1979 to 1996. Mr. McNeilly holds a B.S. in Geological Engineering from the Mackay School of Mines at the University of Nevada.

Richard W. Connor joined the board of Midstream Management in connection with our listing on the NYSE, and serves as the Chairman of the audit committee. Mr. Connor has served as a director and Chairman of the audit committee of Antero Resources since September 1, 2013. Prior to his retirement in September 2009, Mr. Connor was an audit partner with KPMG LLP, or KPMG, where he principally served publicly traded clients in the energy, mining, telecommunications, and media industries for 38 years. Mr. Connor was elected to the partnership in 1980 and was appointed to KPMG’s SEC Reviewing Partners Committee in 1987 where he served until his retirement. From 1996 to September 2008, he served as the Managing Partner of KPMG’s Denver office. Mr. Connor earned his B.S. degree in accounting from the University of Colorado. Mr. Connor is a member of the board of directors of Zayo Group LLC, a provider of bandwidth infrastructure and colocation services.. Mr. Connor is also a director of Centerra Gold, Inc. (TSX: CG.T), a Toronto‑based gold mining company listed on the Toronto Stock Exchange.

Mr. Connor has experience in technical accounting and auditing matters, knowledge of SEC filing requirements and experience with a variety of energy clients. We believe his background and skill set make Mr. Connor well‑suited to serve as a member of our board of directors and as Chairman of the audit committee.

Peter R. Kagan has served as a director of Midstream Management since February 2014. Mr. Kagan also has served as a director of Antero Resources since 2004. Mr. Kagan has been with Warburg Pincus since 1997 where he leads the firm’s investment activities in energy and natural resources. He is a Partner of Warburg Pincus & Co. and a Managing Director of Warburg Pincus LLC. He is also a member of Warburg Pincus LLC’s Executive Management Group. Mr. Kagan received a B.A. degree cum laude from Harvard College and J.D. and M.B.A. degrees with honors from the University of Chicago. Prior to joining Warburg Pincus, he worked in investment banking at Salomon Brothers in both New York and Hong Kong. Mr. Kagan currently also serves on the boards of directors of the following public companies: Laredo Petroleum Holdings, Inc., MEG Energy Corp. and Targa Resources Corp., as well as the boards of several private companies. In addition, he is a director of Resources for the Future and a trustee of Milton Academy.

Mr. Kagan has significant experience with energy companies and investments and broad knowledge of the oil and gas industry. We believe his background and skill set make Mr. Kagan well‑suited to serve as a member of our board of directors.

W. Howard Keenan, Jr. has served as a director of Midstream Management since February 2014. Mr. Keenan also has served as a director of Antero Resources since 2004. Mr. Keenan has over 40 years of experience in the financial and energy businesses. Since 1997, he has been a Member of Yorktown Partners LLC, a private investment manager focused on the energy industry. From 1975 to 1997, he was in the Corporate Finance Department of Dillon, Read & Co. Inc. and active in the private equity and energy areas, including the founding of the first Yorktown Partners fund in 1991. He is serving or has served in the last five years as a director of the following public companies: Concho Resources; Geomet Inc.; and Ramaco Resources, as well as multiple Yorktown Partners portfolio companies.  Mr. Keenan holds an B.A. degree cum laude from Harvard College and an M.B.A. degree from Harvard University.

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

David A. Peters joined the board of Midstream Management in connection with our listing on the NYSE, and serves as a member of the audit committee. Mr. Peters served as a director of TransMontaigne GP L.L.C., the general partner of TransMontaigne Partners L.P. (NYSE: TLP), from May 2005 to August 2014, and served as a member of the audit and compensation committees and as the chair of the conflicts committee. Since 1999, Mr. Peters has been a business consultant with a primary client focus in the energy sector. In addition, Mr. Peters also served as a member of the board of directors of QDOBA Restaurant Corporation from 1998 to 2003. From 1997 to 1999, Mr. Peters was a managing director of a private investment fund, and from 1995 to 1997 he served as an executive vice president at Duke Energy Field Services/PanEnergy Field Services Inc., responsible for natural gas gathering, compression and storage operations. Prior to joining Duke Energy Field Services/PanEnergy Field Services Inc., Mr. Peters held various positions with Associated Natural Gas Corporation, and from 1980 to 1984, he worked in the audit department of Peat Marwick Mitchell & Co. Mr. Peters holds a B.B.A. from the University of Michigan.

Mr. Peters has extensive knowledge of the energy industry as a business consultant and a former director of the general partner of a master limited partnership and significant financial and accounting knowledge. We believe his background and skill set make Mr. Peters well‑suited to serve as a member of our board of directors and of the audit committee.

Committees of the Board of Directors

The board of directors of our general partner has an audit committee. We do not have a compensation committee, but rather the board of directors of our general partner approves equity grants to directors and Antero Resources employees. The board of directors of our general partner may establish a conflicts committee to review specific matters that the board believes may involve conflicts of interest.

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

Conflicts Committee

Our general partner may, from time to time, have a conflicts committee to which the board will appoint at least two independent directors and which may be asked to review specific matters that the board believes may involve conflicts of interest and determines to submit to the conflicts committee for review. The conflicts committee will determine if the resolution of the conflict of interest is adverse to the interest of the partnership. The members of the conflicts committee may not be officers or employees of our general partner or directors, officers or employees of its affiliates, including Antero Investment and Antero Resources, and must meet the independence standards established by the NYSE and the Exchange Act to serve on an audit committee of a board of directors, along with other requirements in our partnership agreement. Any matters approved by the conflicts committee will be conclusively deemed to be approved by us and all of our partners and not a breach by our general partner of any duties it may owe us or our unitholders.

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

Item 11.  Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

Overview

Neither we nor our general partner have any employees. All of the executive officers of our general partner and other personnel who provide services to our business are employed by Antero Resources. The named executive officers of our general partner (which we refer to below as our “Named Executive Officers”) are listed below along with their respective principal positions with our general partner and Antero Resources.

Name	Principal Position
Paul M. Rady	Chairman of the Board and Chief Executive Officer
Michael N. Kennedy	Senior Vice President—Finance and Chief Financial Officer
Glen C. Warren, Jr.	Director, President and Secretary
Alvyn A. Schopp	Chief Administrative Officer, Regional Senior Vice President and Treasurer
Kevin J. Kilstrom	Senior Vice President—Production
Ward D. McNeilly	Senior Vice President—Reserves, Planning and Midstream

Aside from certain equity awards granted to our Named Executive Officers under the Antero Midstream Partners LP Long-Term Incentive Plan (the “Midstream LTIP”), our Named Executive Officers currently receive all of their compensation and benefits for services provided to our business from Antero Resources. Although we bear an allocated portion of Antero Resources’ costs of providing such compensation and benefits to the employees who serve as our Named Executive Officers, we have no control over such costs and do not establish or direct the compensation policies or practices of Antero Resources. All decisions regarding compensation are made by the compensation committee of Antero Resources’ board of directors (the “Compensation Committee”), except that long-term equity incentive awards under the Midstream LTIP are approved by the board of directors of our general partner (the “Board”). Our Named Executive Officers devote their time as needed to the conduct of our business and affairs and the conduct of Antero Resources’ and our general partner’s business and affairs.  Pursuant to the services agreement that we have entered into with Antero Resources and our general partner, we are required to reimburse Antero Resources for a proportionate amount of compensation expenses incurred on our behalf.

The following Compensation Discussion and Analysis (1) provides an overview of compensation policies and programs applicable to our Named Executive Officers; (2) explains compensation objectives, policies and practices with respect to our Named Executive Officers; and (3) identifies the elements of compensation for each of our Named Executive Officers. The elements of compensation and the Compensation Committee’s decisions with respect to determination on payments are not subject to approval by the Board. Certain members of the Board are members of the board of directors of Antero Resources. Messrs. Kagan, Keenan and Connor, each a director of our Board, were also members of the board of directors of Antero Resources in 2016. As used in this Item 11 (other than in this “Overview” and “Compensation of Directors” below), references to “our,” “we,” “us,” the “Company,” and similar terms refer to Antero Resources, references to the “Board” or “Board of Directors” refers to the board of directors of Antero Resources, and references to the Partnership refer to us, Antero Midstream Partners LP.

Executive Summary

Compensation Philosophy and Objectives of the Compensation Program

The Company and the Partnership were founded by entrepreneurs whose strategy was to employ high-impact executives who demonstrate differentiated productivity resulting in high performance and low overhead. To achieve these compensation objectives, the Compensation Committee has crafted a compensation program that reflects the unique strategy and culture of our organization.  This program provides competitive base salaries and annual cash incentive opportunities, and emphasizes long-term equity-based incentive awards.

The Company’s compensation philosophy has been primarily focused on recruiting individuals who are motivated to help us achieve superior performance and growth. As a result, the executive compensation program is primarily designed to attract, retain and motivate our executives by compensating them with higher proportions of equity relative to cash compensation. The Compensation Committee continues to adopt more robust incentive-based compensation programs that comprise an increasing portion of our Named Executive Officers’ overall compensation packages in order to help drive superior performance. The Compensation Committee believes that rewarding our Named Executive Officers for achieving superior performance results in the creation of significant value for our stockholders and aligns our Named Executive Officers with our overall competitive strategy. The Compensation Committee’s pay-for-performance philosophy strives to balance the key elements of risk, reward and retention required to provide value and accountability to our stockholders, while simultaneously rewarding our Named Executive Officers for delivering on key performance objectives, in addition to core financial metrics. The Compensation Committee believes that the executive compensation program is appropriately designed to attract and retain top talent in our industry and maintain superior performance relative to our peers.

Compensation Best Practices

The following table highlights the compensation best practices utilized with respect to our Named Executive Officers’ compensation:

What We Do	What We Don’t Do
✓Use a representative and relevant peer group	✗No tax gross ups for executive officers
✓Apply robust minimum stock ownership guidelines	✗No “single-trigger” change-in-control cash payments
✓Link annual incentive compensation to the achievement of objective pre-established performance goals tied to operational and strategic objectives	✗No excessive perquisites ✗No special severance arrangements for Named Executive Officers
✓Evaluate the risk of the compensation programs	✗No guaranteed bonuses for executive officers
✓Use and review compensation tally sheets	✗No management contracts
✓Provide 50% of long-term incentive awards in the form of performance-based equity awards	✗No re-pricing, backdating or underwater cash buy-outs of options or SARs
✓Use an independent compensation consultant	✗No hedging or pledging of Company stock
✗No separate benefit plans for Named Executive Officers
✗No granting of stock options with an exercise price less than the fair market value of our common stock on the date of grant

Implementing the Company’s Compensation Program Objectives

Role of the Company’s Compensation Committee

The role of the Compensation Committee is to oversee all matters of the executive compensation program. Each year, the Compensation Committee reviews, modifies (if necessary) and approves the peer group, corporate goals and objectives relevant to the compensation of the Chief Executive Officer (“CEO”) and other executive officers, and the executive compensation program. In addition, it is responsible for reviewing the performance of the CEO and the President and Secretary of the Partnership (“President/Secretary”), and in consultation with the CEO and President/Secretary, the performance of other executive officers within the framework of the executive compensation goals and objectives. Based on this evaluation, the Compensation Committee sets the compensation of the CEO and President/Secretary, and in consultation with the CEO and President/Secretary, the compensation of the other executive officers.

In addition to the responsibilities listed above, the Compensation Committee also has the authority to retain an independent executive compensation consultant. For 2016, the Compensation Committee retained Frederic W. Cook & Co., Inc. (“F.W. Cook”). In compliance with the U.S. Securities and Exchange Commission (“SEC”) and the New York Stock Exchange (“NYSE”) disclosure requirements, the Compensation Committee reviewed the independence of F.W. Cook under six independence factors. After its review, the Compensation Committee determined that F.W. Cook was independent.

Role of External Advisors

In 2016, F.W. Cook:

•	Collected and reviewed all relevant information related to the Company and the Partnership, including historical compensation data and our organizational structure;

•	With input of management, established a peer group of companies to use for executive compensation comparisons;

•	Assessed the compensation program’s position relative to market for our Named Executive Officers and stated compensation philosophy;

•	Prepared a report of its analysis, findings and recommendations for the executive compensation program; and

•	Assisted with other ad hoc assignments such as the design of incentive arrangements and special awards.

F.W. Cook’s reports were provided to the Compensation Committee in 2016. Their report dealing with competitive compensation levels was also utilized by Messrs. Rady and Warren when making their recommendations to the Board for fiscal 2016 compensation decisions.

Role of Executive Officers

Executive compensation decisions are typically made on an annual basis by the Compensation Committee with input from the CEO and the President/Secretary. Specifically, after reviewing relevant market data and surveys within our industry, Messrs. Rady and Warren typically provide recommendations to the Compensation Committee regarding the compensation levels for our existing Named Executive Officers and the executive compensation program as a whole. Messrs. Rady and Warren attend all Compensation Committee meetings. After considering these recommendations, the Compensation Committee typically meets in executive session and adjusts base salary levels, cash bonus awards and determines the amount of any equity grants for each of our Named Executive Officers. In making executive compensation recommendations, Messrs. Rady and Warren consider each Named Executive Officer’s performance during the year, the Company’s performance during the year, as well as comparable company compensation levels and independent oil and gas company compensation surveys. While the Compensation Committee gives considerable weight to Messrs. Rady and Warren’s recommendations on compensation matters, the Compensation Committee has the final decision-making authority on all executive compensation matters. No other officers have assumed a role in the evaluation, design or administration of the executive officer compensation program.

Competitive Benchmarking

When assessing the appropriateness of our compensation program, the Compensation Committee compares the pay practices for our Named Executive Officers against the pay practices of other companies. This process recognizes our philosophy that, while our compensation practices should be competitive in the marketplace, marketplace information is only one of the many factors considered in assessing the reasonableness of our executive compensation program.

Messrs. Rady and Warren used information provided by F.W. Cook to assess the total compensation levels of our top six executives relative to market. In addition, Messrs. Rady and Warren used statistical information from the 2016 Oil and Gas E&P Industry Compensation Survey (the “ECI Survey”) prepared by Effective Compensation, Incorporated (“ECI”) to supplement F.W. Cook’s Peer Group data. Messrs. Rady and Warren considered the results of the F.W. Cook Survey data and ECI Survey data when making their recommendations to the Compensation Committee for fiscal 2017 decisions.

F.W. Cook Survey Data.  In 2016, F.W. Cook identified a peer group of onshore publicly traded oil and gas companies that are reasonably similar to the Company in terms of size and operations comprised of the following 16 companies (the “F.W. Cook Peer Group”):

•Cabot Oil & Gas Corporation;	•Noble Energy, Inc.
•Cimarex Energy Co.;	•Pioneer Natural Resources Company;
•Concho Resources Inc.;	•QEP Resources, Inc.;
•Continental Resources Corporation	•Range Resources Corporation;
•Devon Energy Corporation	•SM Energy Company;
•Energen Corporation;	•Southwestern Energy Company;
•EQT Corporation;	•Whiting Petroleum Corporation; and
•Newfield Exploration Company;	•WPX Energy, Inc.

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

Positioning versus Market.  Due to the broad responsibilities of our Named Executive Officers, applying survey data to them is sometimes difficult. However, as discussed above, the compensation program is designed to be competitive with the peer companies listed above. Therefore, in assessing the competitive positioning of our Named Executive Officers’ compensation relative to the market, the Compensation Committee considered the Company’s productivity relative to the Peer Group and determined that it was appropriate to target the median of the Peer Group for base salaries and annual cash incentive awards and the 75th percentile of the Peer Group for long-term equity-based incentive awards. The Compensation Committee considered, among other things, publicly available data of peer companies matching the Company’s operational profile that measures productivity using various individual employee metrics. These metrics included: EBITDAX per employee, drilling and completion capital per employee, production per employee, proved reserves per employee, and market value per employee. In each case, we ranked either 1st or 2nd amongst the Peer Group in all categories but market value per employee (where we ranked 3rd). Therefore, the Compensation Committee determined that the relative performance of our Named Executive Officers was sufficiently distinguishable from the Peer Group to support a differentiated pay strategy with respect to long-term incentives.

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

Assessment of Individual and Company Performance

The Compensation Committee believes that a balance of individual and company performance criteria should be used in establishing total compensation. Therefore, in determining the level of compensation for each Named Executive Officer, the Compensation Committee subjectively considers our overall financial and operational performance and the relative contribution and performance of each of our Named Executive Officers as described in more detail below.

Elements of Compensation

Our Named Executive Officers’ compensation includes the following key components:

•	Base salaries;
•	Annual cash incentive payments; and
•	Long-term equity-based incentive awards.

Base Salaries

Base salaries are designed to provide a minimum, fixed level of cash compensation for services rendered during the year. Base salaries are generally reviewed annually, but are not systematically increased if the Compensation Committee believes that (1) our executives are currently compensated at proper levels in light of our performance or external market factors, or (2) an increase or addition to other elements of compensation would be more appropriate in light of our stated objectives.

In addition to providing a base salary that is competitive with other independent oil and gas exploration and production companies, the Compensation Committee also considers pay levels to appropriately align each of our Named Executive Officer’s base salary level relative to the base salary levels of our other officers so that it accurately reflects such officer’s relative skills, responsibilities, experience and contributions to us and the Partnership. To that end, annual base salary adjustments are based on a subjective analysis of many individual factors, including:

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

The following table provides an overview of the changes in base salary for our Named Executive Officers from 2015 to 2016. These changes reflect market adjustments intended to bring the base salaries of our Named Executive Officers in line with the competitive market. The adjusted base salary amounts were slightly above the median of both the F.W. Cook Peer Group and the ECI Peer Group.

Executive Officer	Base Salary as of March 2015	Base Salary as of March 2016	Percentage Increase
Paul M. Rady	$825,000	$833,000	1%
Glen C. Warren, Jr.	$620,000	$626,000	1%
Alvyn A. Schopp	$415,000	$419,000	1%
Kevin J. Kilstrom	$415,000	$419,000	1%
Ward D. McNeilly	$375,000	$379,000	1%
Michael N. Kennedy	$360,000	$364,000	1%

Annual Cash Incentive Payments

Annual cash incentive payments, which we also refer to as cash bonuses, are a key component of each Named Executive Officer’s annual compensation package. Historically, the Compensation Committee had used an annual discretionary cash bonus; however, based on recommendations from F.W. Cook, the Compensation Committee implemented a new annual incentive plan design beginning in fiscal 2014. This annual incentive plan is based on a balanced scorecard that is used to measure our performance. In connection with the adoption of a more structured bonus program, the Compensation Committee adopted bonus targets for each of the Named Executive Officers. These bonus targets are listed below and were determined based on our strategy to provide bonus compensation that is competitive with the market median.

Executive Officer	2016 Target Bonus (as a% of base salary)
Paul M. Rady	120%
Glen C. Warren, Jr.	100%
Alvyn A. Schopp	85%
Kevin J. Kilstrom	85%
Ward D. McNeilly	85%
Michael N. Kennedy	80%

With respect to the 2016 fiscal year, the Compensation Committee selected certain financial, operational and other metrics that aligned with our business strategy and would lead to long-term stockholder value. The Compensation Committee then established relative weightings for each category of measure. The level of each weighting was intended to indicate the relative importance of management focus for the year. Following the adoption of the scorecard measures for 2016, the Compensation Committee then established threshold, target and maximum bonus levels. The table below provides an overview of the performance measures and targets selected for the 2016 annual incentive plan.

Performance Category	Approximate Weighting	Selected Metrics	Targets for 2016 Fiscal Year
Financial	25%	•EBITDAX (YE 2015 Strip) ($ in millions)	$1,432
		•Net Debt to EBITDAX (12/31/2016)	3.6x
Operational	35%	•Net Production vs. Plan (Mcfe/d)	1,694
		•Development Costs ($/Mcfe)	$0.75
		•Cash Production Expense ($/Mcfe)	$1.52
		•G&A ($/Mcfe)	$0.22
		•CAPEX vs. Plan ($ in millions)	$1,870
		•Lost Time Incident Rate (LTIR)	0.10
Strategic	40%	•Succession Planning	Based on achievements within the specific metrics
		•Strategic Planning Compliance Activities
		•Safety Training and Subcontractor Management
		•Meaningful Environmental Incident Record
Total	100%

2016 Year End Scorecard Performance

In order to determine the appropriate payout levels for the 2016 annual incentive scorecard, the Compensation Committee reviewed our performance against each of the scorecard categories. Management provided information dealing with our performance as well as market context, including changes in assumptions from the beginning of the year to the end of the year. In order for our Named Executive Officers to receive distributions under the Annual Incentive Plan, we had to meet certain financial, operational and strategic metrics.  In 2016, we exceeded most of our financial and operational targets.  Financially, the Company’s EBITDAX was approximately $1.54 billion, exceeding target by 7%.  Similarly, we lowered our net debt to EBITDAX Ratio to 3.0x while target was 3.6x, a 17% improvement.  Our operational metrics (Net Production, Development Costs, Cash Production Expense, General and Administrative Expense and Capital Expenditures) all exceeded target by an amount ranging from 3% to 19%, except for Lost Time Incident Rate, which missed target by 21%.  Our total stockholder return for 2016 was positive at 8.5%.

The Compensation Committee examined our performance using the quantitative financial measures noted above, along with operational metrics associated with production targets, cost targets, capital expenditure targets and safety targets.  These operational metrics are detailed in the table showing the results of the annual incentive program below.

Lastly, the Compensation Committee evaluated our performance by considering several strategic measures.

Metric	Analysis
Succession Planning

Considers our plans and processes in developing a sound management structure to ensure the success of the current team will continue in the future.  The Compensation Committee considers our formal and informal structures of succession in all key strategic management functions.

Strategic Planning

Considers management’s ability to identify opportunities and execute on them.  The Compensation Committee looks to the overall benefit to our operations and stockholder value when it evaluates management’s performance with respect to this factor.

Safety Training and Contractor Management	The Compensation Committee reviews processes we implemented and our execution. It looks to our safety record and an analysis of safety data for all employees and contractors.

No Meaningful Environmental Incidents

The Compensation Committee seeks to uphold our ambition to be a good steward of the environment in the locations in which we operate.  The Compensation Committee considers all incidents and their impact on the communities in which we operate.

The following table shows the results of the annual incentive program.

Performance Category	Approximate Weighting	Compensation Committee Payout Determination	Selected Metric		Minimum	Target	Maximum	Actual	% of Target
Financial	25%	Above Target	EBITDAX (YE 2015 Strip) ($ in millions)		1,330	1,432	1,530	1,536	107%
			Net Debt / EBITDAX		3.8x	3.6x	3.4x	3.0x	117%

Operational	35%	Above Target	Net Production vs. Plan (Mcfe/d)	(1)	1,650	1,694	1,750	1,790	106%
			Development Costs ($/Mcfe)	(2)	$0.80	$0.75	$0.70	$0.63	119%
			Cash Production Expense ($/Mcfe)	(3)	$1.57	$1.52	$1.47	$1.48	103%
			General and Administrative Expense ($/Mcfe)	(4)	$0.24	$0.22	$0.20	$0.20	110%
			Capital Expenditures vs. Plan ($ in millions)	(5)	$1,970	$1,870	$1,770	$1,701	110%
			Lost Time Incident Rate (LTIR)		0.30	0.10	0.08	0.13	79%

Strategic	40%	Target	Succession Planning		NA	(6)	NA		NA
			Strategic Planning		NA	(6)	NA		NA
			Safety Training and Contractor Management		NA	(6)	NA		NA
			No Meaningful Environmental Incidents		NA	(6)	NA		NA

(1)

Represents net daily production (actual production and actual capital expenditures include adjustments for accelerating the completions of wells drilled in 2015 that were planned for completion in 2017)

(2)	Represents well-by-well net capital costs divided by well-by-well net reserves for all Company-operated wells
(3)	Excludes marketing revenues and expenses
(4)	Excludes non-cash stock-based compensation
(5)

Includes drilling and completion, land acquisition, water and midstream capital (actual production and actual capital expenditures include adjustments for accelerating the completions of wells drilled in 2015 that were planned for completion in 2017)

(6)

Target for these items is at the discretion of the Compensation Committee, taking into account specific actions and plans incurred throughout the course of the year.  The Compensation Committee determines the amount of progress in each case and considers the actions taken by management and the level of contribution to the overall success of the Company.

Selected Metric	Result	Commentary
Adjusted EBITDAX	Outperformed target by 7%

Adjusted EBITDAX is a non-GAAP financial measure that we define as net income or loss, including noncontrolling interests, before interest expense, interest income, derivative fair value gains or losses, taxes, impairments, depletion, depreciation, amortization, accretion, exploration expense, equity-based compensation, and other miscellaneous gains and losses. Adjusted EBITDAX is an important measure because it allows investors the ability to more meaningfully evaluate and compare the results of our operations from period to period by removing the effect of our capital structure from our operating structure.  The outperformance is primarily driven by our advanced completions program, resulting in net production that was 9% higher than our target.

Net Debt / EBITDAX	Outperformed target by 17%

Net Debt / EBITDAX ratio is a metric we use to measure the level of indebtedness we incur relative to the level of cash flow we generate.  This measure is important as it provides us with a data point to compare our capital structure with our peers and determine our ability to fund future obligations.  The outperformance is a function of both higher EBITDAX than our target and funding of consolidation activity with equity in excess of the total acquisition prices as well as our Pennsylvania acreage divestiture.

Net Production	Outperformed target by 6%

Net production is a measure of the hydrocarbons produced by us, net to our revenue interest. This is an important metric as it drives overall revenue and, ultimately, profits for the business. The outperformance is primarily driven by improved well performance due to our advanced completions program.

Development Costs	Outperformed target by 19%

Development costs are the costs incurred to drill and complete oil and gas wells in order to turn such wells into sales.  Development costs are typically measured on a per barrel of oil equivalent (Boe) or per million cubic feet equivalent (Mcfe) basis. This measure is important as it provides the true cost to convert oil and gas reserves to production. The outperformance is primarily driven by our advanced completions program and continued reduction in well costs due to operational efficiencies and service cost reductions throughout the year.

Cash Production Expenses	Outperformed target by 3%

Cash production expenses are the sum of lease operating, gathering, compression, processing and transportation costs and production taxes.  This metric is important as it measures the total costs incurred to commercialize production from wellhead production to processing and/or pipeline transportation to final sales. The outperformance is primarily driven by operational effectiveness.

Cash General and Administrative Expenses	Outperformed target by 10%

General and administrative costs include overhead, including payroll and benefits for our staff, costs of maintaining our headquarters, costs of managing our production and development operations, franchise taxes, audit and other professional fees, and legal compliance expenses.  Cash general and administrative expense excludes noncash equity-based compensation expense. The outperformance is primarily driven by our advanced completions program resulting in higher production than our target and thus lower cash general and administrative expenses per unit of production.

Consolidated Capital Expenditures	Outperformed target by 10%

Consolidated capital expenditures are the sum of drilling and completion capital, leasehold capital, gathering and compression infrastructure capital and water infrastructure capital. We outperformed target due primarily to a continued reduction in well costs throughout the year.

Lost Time Incident Rate (LTIR)	Missed target by 21%	We missed our overall target LTIR due to LTI’s in excess of target from Company contractors. The Company’s annual LTIR is affected by injuries to both Company employees and contractor employees.

Succession Planning Strategic Planning Safety Training and Contractor Management No Meaningful Environmental Incidents	Met Target

The Compensation Committee assessed our performance to be strong in delivering results related to key strategic measures in this category, including execution against our strategic plan, key employee succession planning and safety initiatives for preventing and monitoring incidents.

After deliberations and considering the factors noted above and overall performance, the Compensation Committee determined that a payout of 125% of Target under the annual incentive scorecard was warranted.  The Compensation Committee elected to pay 2016 bonuses in March 2017 in the following amounts for the Named Executive Officers without any adjustments for individual performance:

Executive Officer	Base Salary as of December 31, 2016	2016 Target Bonus (as a% of Base Salary)	2016 Target Bonus ($)	Actual 2016 Bonus ($)	Percent of Target Bonus
Paul M. Rady	$833,000	120%	$999,600	$1,249,500	125%
Glen C. Warren, Jr.	$626,000	100%	$626,000	$782,500	125%
Alvyn A. Schopp	$419,000	85%	$356,150	$445,188	125%
Kevin J. Kilstrom	$419,000	85%	$356,150	$445,188	125%
Ward D. McNeilly	$379,000	85%	$322,150	$402,688	125%
Michael N. Kennedy	$364,000	80%	$291,200	$364,000	125%

We are aware that the current environment in our industry is still depressed.  However, we believe our positive financial and operational performance, along with a positive total stockholder return for fiscal year 2016 support the results of our annual incentive program.  The Compensation Committee considers the results of this program to have a direct correlation to the actions of our management team.  Payments under the annual incentive plan will help us to retain and reward the executive team that is responsible for our success, and we believe that this success is aligned with the interests of our unitholders.

Long-Term Equity-Based Incentive Awards

For 2016, the Compensation Committee adopted performance-based long-term incentives as part of its ongoing program. We adjusted our approach for equity-based awards to include a combination of performance share units (weighted 50%) and restricted stock units (weighted 50%). The Compensation Committee believes that this allocation strikes the appropriate balance between performance-based equity awards that align executive compensation with our performance- and time-based equity awards that provide a retentive element to attract and retain top executive talent.

The restricted stock units vest over a period of four years following the date of grant, based on continued employment with us. Performance share unit awards are earned based upon our three-year total shareholder return performance as measured against the group of peer companies shown below. Named Executive Officers are eligible to receive threshold, target and maximum payouts of 50%, 100% and 200%, respectively, of the target amount of performance share units awarded. In order to achieve threshold, target and maximum payouts under the performance share unit awards, our total shareholder return performance relative to the peer group over the performance period must rank at or above the 30th percentile, 55th percentile or 80th percentile, respectively. The number of performance share units earned will ultimately be determined by our total shareholder return performance against the following peer group:

•Cabot Oil & Gas Corporation;	•Pioneer Natural Resources Company;
•Cimarex Energy Co.;	•QEP Resources, Inc.;
•Concho Resources Inc.;	•Range Resources Corporation;
•Energen Corporation;	•SM Energy Company;
•EQT Corporation;	•Southwestern Energy Company;
•Laredo Petroleum, Inc.;	•Whiting Petroleum Corporation; and
•Newfield Exploration Company;	•WPX Energy, Inc.
•Oasis Petroleum Inc.;

The payout for the performance share units will be determined as follows:

Performance Level	Relative Total Shareholder Return Percentile Ranking	Performance Payout %*
Maximum	80%	200%
Target	55%	100%
Threshold	30%	50%

*If our total shareholder return is negative for the performance period, in no event will the number of performance share units earned exceed 100% of target. If our relative total shareholder return percentile ranking falls between performance levels, the performance payout percentage is determined by linear interpolation between such performance levels.

One-Time Recognition and Retention Awards

In addition, as part of our broader equity award program, the Compensation Committee made a one-time recognition and retention equity award to Messrs. Schopp, Kilstrom, and McNeilly in February 2016. The awards were granted to these executives in recognition of their status as senior vice presidents in charge of significant segments of our business and in recognition of the growth in operations in each business segment under their leadership. We consider it in our best interests to retain these key individuals as we strive to meet our growth goals. In deciding to grant these awards, the Compensation Committee considered the extraordinary contributions these executives made to our success and the potential disruption to multiple key operating segments should the executives be recruited by a competitor. These February 2016 awards were delivered 50% in the form of time-vested restricted stock units and 50% in the form of performance share units. The performance share units will be earned based on our stock price attaining specified growth levels over the next 5 years, as described in the Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table.

Antero Midstream Phantom Units

In recognition of the portion of the time our Named Executive Officers spend providing services to the Partnership, our Named Executive Officers are entitled to receive grants of equity-based awards under the Midstream LTIP. In November 2014, each of our Named Executive Officers was granted phantom units under the Midstream LTIP in connection with the Partnership’s initial public offering. In April 2016, each of our Named Executive Officers was granted phantom units under the Midstream LTIP as compensation for their additional services provided to the Partnership. Twenty-five percent of the phantom units granted to each of our Named Executive Officers will become vested on each of the first four anniversaries of the grant date so long as the applicable Named Executive Officer remains continuously employed by us from the grant date through the applicable vesting date. For a further discussion of the vesting terms and other restrictions applicable to the phantom units, see the discussion under the heading “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table—Phantom Unit Awards” below.

Antero IDR Holdings Units

Antero IDR Holdings LLC (‘‘IDR LLC’’) was formed to hold 100% of the Partnership’s incentive distribution rights.  On December 31, 2016, IDR LLC issued Series B Units to Messrs. Rady and Warren.  To the extent vested, these awards entitle Messrs. Rady and Warren to receive, subject to the terms and provisions of the limited liability company agreement of IDR LLC (the “IDR LLC Agreement”) and the incentive unit award agreements pursuant to which the awards were granted, a portion of any future profits of IDR LLC that result from any distributions on the Partnership’s incentive distribution rights that are held by IDR LLC once certain return thresholds have been achieved. For a further discussion of the vesting terms and other restrictions applicable to the Series B Units in IDR LLC, see the discussion under the heading “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table— Series B Units in IDR LLC” below.

Other Benefits

Health and Welfare Benefits

Our Named Executive Officers are eligible to participate in all of our employee health and welfare benefit arrangements on the same basis as other employees (subject to applicable law). These arrangements include medical, dental and disability insurance, as well as health savings accounts. These benefits are provided in order to ensure that we are able to competitively attract and retain officers and other employees. This is a fixed component of compensation, and these benefits are provided on a non-discriminatory basis to all of our employees.

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

2017 Changes to Base Salaries and Annual Incentive Plan

In February 2017, after comparing base salary levels to the F.W. Cook Peer Group and the ECI Peer Group (as described in more detail above under “Compensation Discussion and Analysis—Implementing the Company’s Objectives—Competitive Benchmarking”) and considering the individual and business factors described above, Messrs. Rady and Warren recommended, and the Compensation Committee approved, increases in the base salaries of our Named Executive Officers. The increases are identified in the table below and became effective as of March 1, 2017. The adjusted base salary amounts were slightly above the median of both the F.W. Cook Peer Group and the ECI Peer Group.

Executive Officer	Base Salary as of March 2016	Base Salary as of March 2017	Percentage Increase
Paul M. Rady	$833,000	$858,000	3%
Glen C. Warren, Jr.	$626,000	$645,000	3%
Alvyn A. Schopp	$419,000	$432,000	3%
Kevin J. Kilstrom	$419,000	$432,000	3%
Ward D. McNeilly	$379,000	$391,000	3%
Michael N. Kennedy	$364,000	$375,000	3%

The following table identifies the performance categories, weighting, and selected metrics that the Compensation Committee selected for the 2017 fiscal year under the annual incentive plan.

Performance Category	Approximate Weighting	Selected Metrics
Financial	25%	•EBITDAX (YE 2016 Strip) ($ in millions)
		•Net Debt to EBITDAX (12/31/2017)
Operational	35%	•Net Production vs. Plan (Mcfe/d)
		•Development Costs ($/Mcfe)
		•Cash Production Expense ($/Mcfe)
		•G&A ($/Mcfe)
		•CAPEX vs. Plan
		•Drilling Rate of Return (%) at predrill commodity prices and actual costs
		•Lost Time Incident Rate (LTIR)
Strategic	40%	•Succession Planning
		•Strategic Planning Compliance Activities
		•Safety Training and Subcontractor Management
		•Meaningful Environmental Incident Record
Total	100%

Employment, Severance or Change in Control Agreements

We do not maintain any employment, severance or change in control agreements with any of our Named Executive Officers.

As discussed below under “Potential Payments Upon a Termination or a Change in Control,” Messrs. Rady, Warren, Schopp, Kilstrom, and McNeilly could be entitled to receive accelerated vesting of his unit awards in Antero Resources Employee Holdings LLC (“Holdings”), restricted stock units in the Company, Series B Units in IDR LLC or phantom units in the Partnership, as applicable, that remain unvested upon his termination of employment with us under certain circumstances or the occurrence of certain corporate events.

Other Matters

Stock Ownership Guidelines and Prohibited Transactions

Under the Company’s stock ownership guidelines adopted in 2013 and the Partnership’s unit ownership guidelines adopted in 2014, our executive officers and certain of our non-employee directors are required to own a minimum number of shares of the Company’s common stock and common units in the Partnership within five years of the adoption of the guidelines, or within five years of becoming an executive officer or being appointed to the Board or the board of directors of the general partner of the Partnership (the “GP Board”), as applicable. In particular, each of our executive officers is required to own shares of the Company’s common stock and common units in the Partnership having an aggregate fair market value equal to at least a designated multiple of the executive officer’s base salary based on the executive officer’s position. The guidelines for executive officers are set forth in the table below.

Officer Level	Ownership Guideline
Chief Executive Officer, President, and Chief Financial Officer	5x annual base salary
Vice President	3x annual base salary
Other Officers (if applicable)	1x annual base salary

In addition, each of our non-employee directors other than Messrs. Kagan and Keenan are required to hold shares of the Company’s common stock and common units in the Partnership with a fair market value equal to at least five times the amount of the annual cash retainer the Company or the GP Board, as applicable, pays to its non-employee directors. These stock ownership guidelines are designed to align the executive officers’ and directors’ interests more closely with those of our stockholders and the Partnership’s unitholders. Our insider trading policy also prohibits directors, officers or employees from (i) purchasing shares of our common stock on margin, (ii) engaging in short sales of our common stock or (iii) purchasing or selling puts or calls on shares of our common stock.

Tax and Accounting Treatment of Executive Compensation Decisions

Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), generally imposes a $1 million limit on the amount compensation paid to certain executive officers that a public corporation may deduct for federal income tax purposes in any year unless the compensation qualifies as “performance-based compensation” within the meaning of Section 162(m) of the Code. In our fiscal 2013 proxy, our stockholders approved the material terms of the AR LTIP so that we may grant qualified “performance-based compensation” under the AR LTIP, if determined by the Compensation Committee to be in its best interest and in the best interest of our stockholders. While the Compensation Committee will continue to monitor the compensation programs in light of Section 162(m) of the Code, the Compensation Committee considers it important to retain the flexibility to design compensation programs that are in the best long-term interests of us and our unitholders. As a result, we have not adopted a policy requiring that all compensation be deductible and the Compensation Committee may conclude that paying compensation at levels that are subject to limits under Section 162(m) of the Code is nevertheless in the best interests of the Company and our stockholders.

Many other Code provisions and accounting rules affect the payment of executive compensation and are generally taken into consideration as the compensation arrangements are developed. The Compensation Committee’s goal is to create and maintain compensation arrangement that are efficient, effective and in full compliance with these requirements.

Risk Assessment

We have reviewed our compensation policies and practices to determine where they create risks that are reasonably likely to have a material adverse effect on the Company or the Partnership. In connection with this risk assessment, the Compensation Committee reviewed the design of our compensation and benefits program and related policies and the potential risks that could be created by the programs and determined that certain features of such programs and corporate governance generally help mitigate risk. Among the factors considered were the mix of cash and equity compensation, the balance between short- and long term objectives of incentive compensation, the degree to which programs provided for discretion to determine payout amounts and general governance structure.

The Compensation Committee believes that its approach of evaluating overall business performance and implementation of company objectives assist in mitigating excessive risk-taking that could harm the value of the Company or the Partnership or reward poor judgment by our executives. Several features our compensation programs reflect sound risk management practices. The Compensation Committee believes the overall compensation program provides a reasonable balance between short and long-term objectives, which helps mitigate the risk of excessive risk-taking in the short term. Further, with respect to our incentive compensation programs, the metrics that determine ultimate value are associated with total company value and avoid an environment that might cause pressure to meet specific financial or individual performance goals. In addition, the performance criteria reviewed by the Compensation Committee in determining cash bonuses are based on overall individual performance relative to continually evolving company objectives, and the Compensation Committee uses its subjective judgment in setting bonus levels for our officers. This is based on the Compensation Committee’s belief that applying company-wide objectives encourages decision making that is in the best long-term interests of the Company and our stockholders as a whole. The multi-year vesting of equity awards for executive compensation discourage excessive risk-taking and properly accounts for the time horizon of risk. Accordingly, the Compensation Committee concluded that the compensation policies and practices for all employees, including our Named Executive Officers, do not create policies that are reasonably likely to have a material adverse effect on the Company or the Partnership.

Hedging Prohibitions

Our Insider Trading Policy prohibits our Named Executive Officers from engaging in speculative transactions involving our common stock, including buying or selling puts or calls, short sales, purchases of securities on margin or otherwise hedging the risk of ownership of our common stock.

Clawback Policy

The Company and the Partnership have each adopted a general clawback policy covering long-term incentive award plans and arrangements. The clawback policies apply to our current Named Executive Officers as well as certain of our former named executive officers. Generally, recoupment of compensation is triggered under the policies in the event of a financial restatement caused by fraud or intentional misconduct. In the event of such misconduct, we or the Partnership, as applicable, may recoup unvested, performance-based equity compensation that was earned based on the period in which such misconduct took place. The clawback policies also give the respective policy administrators discretion to determine whether a clawback of compensation should be initiated in any given case as well as the discretion to make other determinations under the policies, including whether a covered individual’s conduct meets a specified standard, the amount of compensation to be clawed back, and the form of reimbursement to the Company or the Partnership, as applicable.

In order to comply with applicable law, the clawback policies may be updated or modified once the Securities and Exchange Commission adopts final clawback rules pursuant to The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010.    In addition, each of the AR LTIP and Midstream LTIP generally provide that to the extent required by applicable law or any applicable securities exchange listing standards, or as otherwise determined by the Compensation Committee, all awards under the AR LTIP or Midstream LTIP shall be subject to the provisions of any clawback policy implemented by us or the Partnership, as applicable.

Board Report

The material in this report is not “soliciting material,” is not deemed “filed” with the SEC, and is not to be incorporated by reference into any filing under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in such filing.

The GP Board has reviewed and discussed the foregoing Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussion, the GP Board has determined that the Compensation Discussion and Analysis shall be included in this Annual Report on Form 10-K.

Antero Midstream Management LLC Board Members:

Peter R. Kagan
W. Howard Keenan, Jr.
Richard W. Connor
David A. Peters
Brooks J. Klimley
Paul M. Rady
Glen C. Warren, Jr.

Summary Compensation Table

The following table summarizes, with respect to our Named Executive Officers, information relating to the compensation earned for services rendered in all capacities during the fiscal years ended December 31, 2016, 2015 and 2014.

Summary Compensation Table for the Years Ended December 31, 2016, 2015 and 2014

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(2)	Stock Awards ($)(3)	Option Awards ($)		All Other Compensation ($)(4)	Total ($)
Paul M. Rady	2016	$831,667	$1,249,500	$8,185,133	$	— (5)	$10,600	$10,276,900
(Chairman of the Board of	2015	$820,833	$990,000	$6,000,009		$1,474,000(6)	$10,600	$9,295,442
Directors and Chief	2014	$800,000	$960,000	$25,567,995		$—	$6,677	$27,334,672
Executive Officer)

Glen C. Warren, Jr.	2016	$625,000	$782,500	$5,456,802	$	— (5)	$10,600	$6,874,903
(Director, President and	2015	$616,667	$620,000	$3,999,992		$982,672(6)	$10,600	$6,229,931
Chief Financial Officer	2014	$600,000	$600,000	$17,051,968		$—	$10,400	$18,262,368
and Secretary)

Alvyn A. Schopp	2016	$418,333	$445,188	$12,805,262		$—	$10,600	$13,679,383
(Chief Administrative	2015	$412,500	$352,750	$1,500,013		$368,500(6)	$10,600	$2,644,363
Officer and Sr. Regional	2014	$400,000	$340,000	$9,392,024		$—	$10,400	$10,142,424
Vice President)

Kevin J. Kilstrom	2016	$418,333	$445,188	$6,739,263		$—	$10,600	$7,613,384
(Sr. Vice President –	2015	$412,500	$352,750	$1,500,013		$368,500(6)	$10,600	$2,644,363
Production)	2014	$400,000	$340,000	$9,392,024		$—	$10,400	$10,142,424

Ward D. McNeilly	2016	$378,333	$402,688	$6,739,263		$—	$10,600	$7,530,884
(Sr. Vice President –	2015	$372,500	$300,000	$1,349,995		$331,650(6)	$10,600	$2,364,745
Reserves, Planning and	2014	$360,000	$288,000	$7,391,986		$—	$10,400	$8,050,386
Midstream)

Michael N. Kennedy	2016	$363,333	$364,000	$2,021,264		$—	$9,680	$2,758,277
(Sr. Vice President –	2015	$358,333	$288,000	$3,439,439		$368,500(6)	$10,600	$4,464,872
Finance, and Chief	2014	$350,000	$262,500	$5,218,012		$—	$10,400	$5,840,912
Financial Officer of the
Partnership)

(1)

The amounts reflected in this column may differ from those reported above under “Compensation Discussion and Analysis—Elements of Compensation—Base Salaries” due to the fact that adjustments to the base salaries of our Named Executive Officers for the 2016 fiscal year took effect on March 1, 2016.

(2)	Represents the aggregate amount of the annual discretionary cash bonuses paid to each Named Executive Officer.
(3)

The amounts reflected in this column represent the grant date fair value of (i) restricted stock unit awards and performance share unit awards granted to the Named Executive Officers pursuant to the AR LTIP and (ii) phantom units (which include tandem distribution equivalent rights) granted to the Named Executive Officers pursuant to the Midstream LTIP, each as computed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 718. See Note 6 to our consolidated financial statements for additional detail regarding assumptions underlying the value of these equity awards.

(4)	The amounts reflected in this column represent the amount of the Company’s 401(k) match for fiscal 2014, 2015 and 2016 for each participating Named Executive Officer.
(5)

In December 2016, Messrs. Rady and Warren were each issued Series B Units in IDR LLC, all of which were unvested as of December 31, 2016. As discussed below under the heading “Payments Upon Termination or Change in Control—Series B Units in IDR LLC,” the Series B Units in IDR LLC are intended to constitute “profits interests” for federal tax purposes. Accordingly, if IDR LLC had been liquidated as of the date these Series B Units were granted, Messrs. Rady and Warren would not have been entitled to receive any distributions with respect to such Series B Units.

(6)

These amounts reflect the grant date fair value of stock option awards granted to the Named Executive Officers pursuant to the AR LTIP in April 2015, computed in accordance with Financial Accounting Standards Board

(“FASB”) Accounting Standard Codification (“ASC”) Topic 718. See Note 6 to our consolidated financial statements for additional detail regarding assumptions underlying the value of these equity awards.

Grants of Plan-Based Awards for Fiscal Year 2016

Name	Grant Date	Number of Shares of Stock or Units (#)(1)			Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)		Grant Date Fair Value of Stock and option Awards ($)(2)
		Threshold #)	Target(#)	Maximum (#)
Paul M. Rady
Restricted Stock Units	4/15/16		111,773		—		$—		$2,999,987
Performance Share Units (3)	4/15/16	55,887	111,773	223,546	—		$—		$3,685,156
Phantom Units	4/15/16		70,621		—		$—		$1,499,990
IDR LLC Units	12/31/16				48,000	$	N/A(5)	$	N/A(5)

Glen C. Warren, Jr.
Restricted Stock Units	4/15/16		74,516		—		$—		$2,000,009
Performance Share Units (3)	4/15/16	37,258	74,516	149,032	—		$—		$2,456,793
Phantom Units	4/15/16		47,081		—		$—		$1,000,000
IDR LLC Units	12/31/16				32,000	$	N/A(5)	$	N/A(5)

Alvyn A. Schopp
Restricted Stock Units	2/8/16		200,000		—		$—		$5,540,000
Performance Share Units (4)	2/8/16		200,000		—		$—		$5,243,999
Restricted Stock Units	4/15/16		27,943		—		$—		$749,990
Performance Share Units (3)	4/15/16	13,972	27,943	55,886	—		$—		$921,281
Phantom Units	4/15/16		16,478		—		$—		$349,993

Kevin J. Kilstrom
Restricted Stock Units	2/8/16		87,500		—		$—		$2,423,750
Performance Share Units (4)	2/8/16		87,500		—		$—		$2,294,249
Restricted Stock Units	4/15/16		27,943		—		$—		$749,990
Performance Share Units (3)	4/15/16	13,972	27,943	55,886	—		$—		$921,281
Phantom Units	4/15/16		16,478		—		$—		$349,993

Ward D. McNeilly
Restricted Stock Units	2/8/16		87,500		—		$—		$2,423,750
Performance Share Units (4)	2/8/16		87,500		—		$—		$2,294,249
Restricted Stock Units	4/15/16		27,943		—		$—		$749,990
Performance Share Units (3)	4/15/16	13,972	27,943	55,886	—		$—		$921,281
Phantom Units	4/15/16		16,478		—		$—		$349,993

Michael N. Kennedy
Restricted Stock Units	4/15/16		27,943		—		$—		$749,990
Performance Share Units (3)	4/15/16	13,972	27,943	55,886	—		$—		$921,281
Phantom Units	4/15/16		16,478		—		$—		$349,993

(1)

The equity awards that are disclosed in this Grants of Plan-Based Awards for Fiscal Year 2016 table are (i) restricted stock unit awards and performance share units of the Company granted under the AR LTIP on April 15, 2016, (ii) phantom unit awards of the Partnership granted under the Midstream LTIP on April 15, 2016 and (iii) for Messrs. Schopp, Kilstrom, and McNeilly, time-vested restricted stock units and performance share units of the Company granted under the AR LTIP on February 8, 2016.

(2)

The amounts reflected in this column represent the grant date fair value of (i) restricted stock unit awards and performance share unit awards granted to the Named Executive Officers pursuant to the AR LTIP and (ii) phantom units (which include tandem distribution equivalent rights) granted to the Named Executive Officers pursuant to the Midstream LTIP, each as computed in accordance with FASB ASC Topic 718. See Note 6 to our consolidated financial statements for additional detail regarding assumptions underlying the value of these equity awards.

(3)

The performance share unit awards granted in April 2016 are earned based upon our three-year total shareholder return performance as measured against a peer group of comparable E&P companies. Pursuant to these performance share unit awards, our Named Executive Officers are eligible to receive threshold, target and maximum payouts of 50%, 100% and 200%, respectively, of the target amount of performance share units awarded. In order to achieve threshold, target and maximum payouts under the performance share awards, the Company’s total shareholder return performance relative to the Company’s peer group over the performance period must rank at or above the 30th percentile, 55th percentile or 80th percentile, respectively. If the Company’s total shareholder return is negative for the performance period, in no event will the performance share units exceed 100% of target. If the Company’s total shareholder return over the performance period ranks below the threshold performance level, all of the performance share units will be forfeited.

(4)

The 2016 performance share units granted as one-time recognition and retention awards to Messrs. Schopp, Kilstrom and McNeilly in February 2016 will become eligible to vest based upon the achievement of the following stock price hurdles: $26.75, $30.00 and $33.25. Accordingly, no threshold or maximum is included for these performance share units.

(5)

The Series B Units in IDR LLC granted to Messrs. Rady and Warren on December 31, 2016 are not traditional options, and, therefore, there is no exercise price associated with them. In addition, as discussed above, the Series B units in IDR LLC issued to Messrs. Rady and Warren are intended to constitute “profits interests” for federal tax purposes, and accordingly, if IDR LLC had been liquidated as of the date these Series B Units were granted, Messrs. Rady and Warren would not have been entitled to receive any distributions with respect to such Series B Units.

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table

The following is a discussion of material factors necessary to an understanding of the information disclosed in the Summary Compensation Table and the Grants of Plan-Based Awards for Fiscal Year 2016 table.

Restricted Stock Unit Awards and Performance Share Units

The Compensation Committee granted restricted stock unit awards and performance share unit awards under the AR LTIP to each of our Named Executive Officers in April 2016. The restricted stock unit awards granted in 2016 will vest on April 15th of each of 2017, 2018, 2019 and 2020, and the performance share unit awards granted in 2016 are earned based upon our relative three-year total shareholder return, so long as the applicable Named Executive Officer remains continuously employed by us from the grant date through the applicable vesting date. All of the restricted stock units and performance share unit awards will also vest in full upon a termination of a Named Executive Officer’s employment due to his death or disability.

The Compensation Committee granted one-time recognition and retention awards to Messrs. Schopp, Kilstrom and McNeilly in February 2016. These awards were comprised of restricted stock unit awards (50%) and performance share unit awards (50%). One-third of the restricted stock units have vested and the remaining restricted stock units will vest in equal installments on February 8th of each of 2018 and 2019, so long as the applicable Named Executive Officer remains continuously employed by us from the grant date through the applicable vesting date. The performance share unit awards vest based on the achievement of certain stock price hurdles. A hurdle will be considered achieved when the 10-day volume weighted average stock price equals or exceeds the price hurdle. One-third of the performance share unit awards will vest based upon the achievement of the stock price hurdles of $26.75, $30.00 and $33.25. At December 31, 2016, the $26.75 price hurdle had been achieved, and, accordingly, one-third of the performance share unit awards had vested. These units are also subject to a time vesting component in that if the price hurdles are met, the units will vest annually over three years on the anniversary of the grant date. As of February 8, 2017, 33.33% of the performance share unit awards have vested, and the remaining units will vest in installments of 33.34% and 33.33% on February 8th of each of 2018 and 2019, respectively, so long as the applicable Named Executive Officer remains continuously employed by us from the grant date through the applicable vesting date and the applicable stock price hurdles are achieved.

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

Phantom Unit Awards

On November 12, 2014 and April 15, 2016, the GP Board granted phantom units under the Midstream LTIP to each of our Named Executive Officers in connection with the annual compensation program and in recognition of each Named Executive Officer’s contribution to the operations of the Partnership. For each of these phantom unit awards, twenty-five percent of the phantom units granted to each of our Named Executive Officers will become vested on each of the first four anniversaries of the grant date so long as the applicable Named Executive Officer remains continuously employed by us from the grant date through the applicable vesting date. All of the phantom units granted to the Named Executive Officers will also become fully vested immediately if such Named Executive Officer’s employment terminates due to death or disability or the consummation of a change in control (as defined in the Midstream LTIP). Vested phantom units (less any phantom units withheld to satisfy applicable tax withholding obligations) will be settled through the issuance of common units within 30 days following the applicable vesting date. While a Named Executive Officer holds unvested phantom units, he is entitled to receive distribution equivalent right credits (the “Midstream DERs”) equal to cash distributions paid in respect of a common unit of the Partnership. The Midstream DERs will be paid in cash within 30 days following the vesting of the associated phantom units (and will be forfeited at the same time the associated phantom units are forfeited). The potential acceleration and forfeiture events relating to these phantom units are described in greater detail under the heading “Potential Payments Upon Termination or Change in Control” below.

Series B Units in IDR LLC

The Series B Units in IDR LLC issued to Messrs. Rady and Warren on December 31, 2016 will become vested in equal installments over a three-year period beginning on the first anniversary of the grant date, so long as Messrs. Rady and Warren remain continuously employed by us or one of our affiliates through each vesting date. The potential acceleration and forfeiture events relating to these units are described in greater detail under the heading “Potential Payments Upon Termination or Change of Control” below.

Outstanding Equity Awards at 2016 Fiscal Year-End

The following table provides information concerning equity awards that have not vested for our Named Executive Officers as of December 31, 2016.

	Option Awards(1)				Stock Awards(9)
	Number of	Number of
	Securities	Securities
	Underlying	Underlying			Number of	Market Value
	Unexercised	Unexercised			Units That	of Units That
	Options	Options		Option	Have Not	Have Not
	Unexercisable	Exercisable	Option	Expiration	Vested	Vested
Name	(#)(2)	(#)(3)	Exercise Price ($)	Date	(#)(10)	($)(11)
Paul M. Rady
Class A-2 Units	—	113,670	N/A(8)	N/A(8)
Class B-2 Units	—	500,000	N/A(8)	N/A(8)
Class B-4 Units(4)	625,000	1,875,000	N/A(8)	N/A(8)
Restricted Stock Units	—	—	$—	—	486,030	$11,494,615
Phantom Units	—	—	$—	—	166,621	$5,145,256
Stock Options(5)	75,000	25,000	$50.00	4/15/2025
IDR LLC Units(6)	48,000	—	N/A(8)	N/A(8)

Glen C. Warren, Jr.
Class A-2 Units	—	75,780	N/A(8)	N/A(8)
Class B-2 Units	—	333,333	N/A(8)	N/A(8)
Class B-4 Units(4)	416,667	1,250,000	N/A(8)	N/A(8)
Restricted Stock Units	—	—	$—	—	324,072	$7,664,309
Phantom Units	—	—	$—	—	111,081	$3,430,181
Stock Options(5)	50,000	16,667	$50.00	4/15/2025
IDR LLC Units(6)	32,000	—	N/A(8)	N/A(8)

Alvyn A. Schopp
Class A-2 Units	—	50,000	N/A(8)	N/A(8)
Class B-2 Units	—	125,000	N/A(8)	N/A(8)
Class B-4 Units(4)	106,250	318,750	N/A(8)	N/A(8)
Restricted Stock Units	—	—	$—	—	544,556	$12,878,749
Phantom Units	—	—	$—	—	40,478	$1,249,961
Stock Options(5)	18,750	6,250	$50.00	4/15/2025

Kevin J. Kilstrom
Class A-2 Units	—	200,000	N/A(8)	N/A(8)
Class B-2 Units	—	400,000	N/A(8)	N/A(8)
Restricted Stock Units	—	—	$—	—	319,556	$7,557,499
Phantom Units	—	—	$—	—	40,478	$1,249,961
Stock Options(5)	18,750	6,250	$50.00	4/15/2025

Ward D. McNeilly
Class A-2 Units	—	50,000	N/A(8)	N/A(8)
Class B-2 Units	—	50,000	N/A(8)	N/A(8)
Class B-4 Units(4)	10,000	130,000	N/A(8)	N/A(8)
Class B-7 Units	—	50,000	N/A(8)	N/A(8)
Class B-13 Units(4)	27,500	82,500	N/A(8)	N/A(8)
Restricted Stock Units	—	—	$—	—	301,469	$7,129,742
Phantom Units	—	—	$—	—	40,478	$1,249,961
Stock Options(5)	16,875	5,625	$50.00	4/15/2025

Michael N. Kennedy
Class B-15 Units(4)	7,500	22,500	N/A(8)	N/A(8)
Restricted Stock Awards	—	—	$—	—	3,750	$88,688
Restricted Stock Units	—	—	$—	—	185,610	$4,389,680
Phantom Units	—	—	$—	—	37,478	$1,157,321
Stock Options(5)	18,750	6,250	$50.00	4/15/2025
Stock Options(7)	15,000	45,000	$54.15	10/16/2023

(1)

The equity awards that are disclosed in this Outstanding Equity Awards at 2016 Fiscal Year-End table under Option Awards are (i) units in Holdings that are intended to constitute profits interests for federal tax purposes rather than traditional option awards, (ii) stock option awards granted under the AR LTIP and (iii) for Messrs. Rady and Warren, Series B Units in IDR LLC that are intended to constitute profits interests for federal tax purposes rather than traditional option awards.

(2)	Awards reflected as “Unexercisable” are Holdings units, Series B Units in IDR LLC and stock option awards that have not yet become vested.
(3)	Awards reflected as “Exercisable” are Holdings units that have become vested, but have not yet been settled.
(4)

The unvested Holdings units reflected in this row will become vested on May 6, 2017 for Messrs. Rady, Warren, Schopp and McNeilly and August 26, 2017 for Mr. Kennedy so long as the applicable Named Executive Officer remains continuously employed by us or one of our affiliates through such date.

(5)

One-third of the unvested stock option awards reflected in this row will become vested and exercisable on each of April 15, 2017, April 15, 2018 and April 15, 2019 so long as the applicable Named Executive Officer remains continuously employed by us or one of our affiliates through each such date.

(6)

One-third of the unvested Series B Units in IDR LLC reflected in this row will become vested and exercisable on each of December 31, 2017, December 31, 2018 and December 31, 2019 so long as the applicable Named Executive Officer remains continuously employed by us or one of our affiliates through each such date.

(7)

The stock option awards reflected in this row were granted on October 16, 2013. The remaining unvested portion of these awards will become vested and exercisable on October 16, 2017 so long as Mr. Kennedy remains continuously employed by us or one of our affiliates through such date.

(8)	These equity awards are not traditional options and, therefore, there is no exercise price or expiration date associated with them.
(9)

The equity awards that are disclosed in this Outstanding Equity Awards at 2016 Fiscal Year-End table under the Stock Awards column consist of the following awards granted under the AR LTIP: (i) restricted stock units, (ii) restricted stock and (iii) performance share units granted as special retention awards to Messrs. Schopp, Kilstrom and McNeilly in February 2016 for which the applicable stock price hurdle has been achieved. This Stock Awards column also includes phantom units granted under the Midstream LTIP.

(10)

Except as otherwise provided in the applicable award agreement, (1) 2016 restricted stock unit awards will vest on April 15 of each of 2017, 2018, 2019 and 2020, (2) 2015 restricted unit awards will vest on April 15 of each of 2017, 2018 and 2019, (3) 2014 restricted unit awards (A) with respect to Messrs. Rady and Warren, will vest on October 22, 2017 or (B) with respect to Messrs. Schopp, Kilstrom, and McNeilly, 50% of the remaining restricted stock units will vest on April 1 of each of 2017, and 2018, (4) phantom units granted in 2016 will vest on April 15 of each of 2017, 2018, 2019 and 2020, (5) 50% of the remaining phantom units granted in 2014 will vest on November 12 of each of 2017, and 2018 and (6) the 2016 performance share units granted as special retention awards to Messrs. Schopp, Kilstrom and McNeilly for which the applicable stock price hurdle has been achieved will vest in increments of 33.33%, 33.34% and 33.33% on February 8 of each of 2017, 2018 and 2019, respectively, in each case, so long as the applicable Named Executive Officer remains continuously employed by us from the grant date through the applicable vesting date.

(11)

The amounts reflected in this column represent the market value of (i) common stock underlying the restricted stock unit awards granted to the Named Executive Officers, computed based on the closing price of our common stock on December 31, 2016, which was $23.65 per share, and (ii) common units of the Partnership underlying the phantom unit awards granted to the Named Executive Officers, computed based on the closing price of the Partnership’s common units on December 31, 2016, which was $30.88 per unit.

Option Exercises and Stock Vested in Fiscal Year 2016

The following table provides information concerning equity awards that vested or were exercised by our Named Executive Officers during the 2016 fiscal year.

	Option Awards(1)		Stock Awards(2)
	Number of Shares		Number of Shares
	Acquired on	Value Realized on	Acquired on Vesting	Value Realized on
Name	Exercise (#)	Exercise ($)	(#)(2)	Vesting ($)(3)
Paul M. Rady
Restricted Stock Units	—	$—	189,932	$5,042,458
Phantom Units	—	$—	48,000	$1,342,080

Glen C. Warren, Jr.
Restricted Stock Units	—	$—	126,672	$3,362,980
Phantom Units	—	$—	32,000	$894,720

Alvyn A. Schopp
Restricted Stock Units	—	$—	39,801	$1,004,644
Phantom Units	—	$—	12,000	$335,520

Kevin J. Kilstrom
Restricted Stock Units	—	$—	39,801	$1,004,644
Phantom Units	—	$—	12,000	$335,520

Ward D. McNeilly
Restricted Stock Units	—	$—	31,211	$789,992
Phantom Units	—	$—	12,000	$335,520

Michael N. Kennedy
Restricted Stock Units	—	$—	60,327	$1,533,906
Restricted Stock Awards	—	$—	3,750	$103,163
Phantom Units	—	$—	10,500	$293,580

(1)

The units in Holdings are intended to constitute profits interests for federal tax purposes rather than traditional option awards and thus do not have any exercise features associated with them. There were no other stock option exercises during the 2016 fiscal year.

(2)

The equity awards that vested during the 2016 fiscal year disclosed under the Stock Awards columns consist of restricted stock units and restricted stock awards granted under the AR LTIP and phantom units granted under the Midstream LTIP.

(3)

The amounts reflected in this column represent the aggregate market value realized by each Named Executive Officer upon vesting of (i) the restricted stock unit awards and restricted stock awards held by such Named Executive Officer, computed based on the closing price of our common stock on the applicable vesting date, and (ii) the phantom unit awards held by such Named Executive Officer, computed based on the closing price of the Partnership’s common units on the applicable vesting date.

Pension Benefits

We do not provide pension benefits to our employees.

Nonqualified Deferred Compensation

We do not provide nonqualified deferred compensation benefits to our employees.

Payments Upon Termination or Change in Control

Holdings Units

As described above, we do not maintain individual employment agreements, severance agreements or change in control agreements with our Named Executive Officers; however, the unvested units in Holdings granted to Messrs. Rady, Warren, Schopp, McNeilly and Kennedy could be affected by the termination of their employment or the occurrence of certain corporate events. The impact of such a termination or corporate event upon the units is governed by the terms of both the restricted unit agreements issued to them in connection with the grant of their unit awards, as well as the limited liability company agreement of Holdings (the “Holdings LLC Agreement”).

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

Under the Holdings LLC Agreement, a Named Executive Officer will be considered to have incurred a “disability” if the officer becomes incapacitated by accident, sickness or other circumstance that renders the officer mentally or physically incapable of performing the officer’s duties with us on a full time basis for a period of at least 120 days during any 12 month period. A termination for “cause” will occur following an employee’s (1) gross negligence or willful misconduct, (2) conviction of a felony or a crime involving theft, fraud or moral turpitude, (3) refusal to perform material duties or responsibilities, (4) willful and material breach of a corporate policy or code of conduct or (5) willful engagement in conduct that damages the integrity, reputation or financial success of the Company or any of its affiliates. Further, an “exit event” generally includes the sale of our Company, in one transaction or a series of related transactions, whether structured as (a) a sale or other transfer of all or substantially all of our equity interests (including by way of merger, consolidation, share exchange, or similar transaction), (b) a sale or other transfer of all or substantially all of our assets promptly followed by a dissolution and liquidation of our Company or (c) a combination of the transactions described in clauses (a) and (b).

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

Effective October 24, 2016, the Board and the GP Board approved amendments to certain outstanding awards granted pursuant to the AR LTIP and the Midstream LTIP (the “Amendments”) in order to address the treatment of vesting upon change in control. Prior to these amendments, the treatment of awards was left to the discretion of the Compensation Committee. The Compensation Committee believes that providing clarity regarding the treatment of such awards allows the executives to focus on maximizing the value to our stockholders and the Partnership’s unitholders in the event of a corporate transaction (as defined in the AR LTIP or the Midstream LTIP, as applicable). Given that our Named Executive Officers are generally founders of the Company, the Compensation Committee determined that it was appropriate to provide single-trigger vesting for these awards.  In addition, given the highly competitive nature of our business in a volatile energy industry environment, the Compensation Committee concluded that providing financial protections in the event of a transaction is a critical retentive element to attract and retain top executive talent. The Amendments allow our Named Executive Officers to focus on the Company’s and the Partnership’s performance and maximizing value for our stockholders and the Partnership’s unitholders, respectively. The Amendments provide for 100% vesting of the service-based vesting conditions with regard to outstanding awards held by our Named Executive Officers upon a change in control, provided that the Named Executive Officer remains continuously employed through the date such change in control occurs.

As used in the amendment related to the AR LTIP awards, “change in control” generally means, the occurrence of any of the following events:

•

A person or group of persons acquires beneficial ownership of 50% or more of either (a) the outstanding shares of our common stock or (b) the combined voting power of our voting securities entitled to vote in the election of directors; provided, however, that (i) any acquisition directly from us, (ii) any acquisition by us or any of our affiliates or (iii) any acquisition by any employee benefit plan sponsored or maintained by us shall not constitute a change in control;

•	The incumbent members of the Board cease for any reason to constitute at least a majority of the Board;
•

The consummation of a reorganization, merger or consolidation or sale or other disposition of all or substantially all of our assets or an acquisition of assets of another entity (a “Business Combination”), in each case, unless, following such Business Combination, (A) our outstanding common stock immediately prior to such Business Combination represents more than 50% of the outstanding common equity interests and the outstanding voting securities entitled to vote in the election of directors of the surviving entity, (B) no person or group of persons beneficially owns 20% or more of the common equity interests of the surviving entity or the combined voting power of the voting securities entitled to vote generally in the election of directors of such surviving entity, and (C) at least a majority of the members of the board of directors of the surviving entity were members of the incumbent board at the time of the execution of the initial agreement or corporate action providing for such Business Combination; or

•	Approval by our stockholders of a complete liquidation or dissolution of the Company.

As used in the amendment related to the Midstream LTIP awards, “change in control” means the occurrence of any of the following events:

•

A person or group of persons, other than certain affiliates of the Partnership, becomes the beneficial owner, by way of merger, acquisition, consolidation, recapitalization, reorganization, or otherwise, of 50% or more of the voting power of the equity interests in the general partner of the Partnership;

•	The sale or disposition by either the Partnership or the general partner of the Partnership of all or substantially all of its assets to any person or group of persons;
•	The general partner of the Partnership’s approval of a complete liquidation or dissolution of the Partnership;
•	A transaction resulting in a person or group of persons becoming the general partner of the Partnership; or
•	A “Change in Control” as defined in the AR LTIP.

Series B Units in IDR LLC

The Series B Units in IDR LLC held by Messrs. Rady and Warren will vest upon the consummation of a change of control transaction (as defined in the IDR LLC Agreement) or upon an involuntary termination without cause or due to death or disability. As discussed above, the Series B Units in IDR LLC issued to Messrs. Rady and Warren on December 31, 2016 are intended to constitute “profits interests” for federal tax purposes and are not traditional options.

As used in the IDR LLC Agreement and the award agreements pursuant to which the Series B Units in IDR LLC were granted, “change of control transaction” means the occurrence of any of the following events:

•

Any consolidation, conversion, merger or other business combination involving IDR Holdings or the general partner of the Partnership in which a majority of the outstanding Series A Units of IDR LLC or the general partner of the Partnership’s common units are exchanged for or converted into cash, securities of a corporation or other business organization or other property;

•	A sale or other disposition of all or a material portion of the assets of IDR LLC;
•

A sale or other disposition of all or substantially all of the assets of the general partner of the Partnership followed by a liquidation of the general partner of the Partnership or a distribution to the members of the general partner of the Partnership of all or substantially all of the net proceeds of such disposition after payment of liabilities and other obligations of the general partner of the Partnership;

•	The sale by all the members of IDR LLC of all or substantially all of the outstanding IDR LLC membership interests in a single transaction or series of related transactions; or
•	The sale of all of the outstanding common units of the general partner of the Partnership in a single transaction or series of related transactions.

Each of Messrs. Rady and Warren have the right, upon delivery of written notice to IDR LLC, to require IDR LLC to redeem all or a portion of their vested Series B Units for a number of newly issued common shares in the general partner of the Partnership equal to the quotient determined by dividing (a) the product of (i) the Per Vested B Unit Entitlement (as defined below) and (ii) the number of vested Series B Units being redeemed by (b) the volume weighted average price of a common share of the general partner of the Partnership for the 20 trading days ending on and including the trading day prior to the date of such notice (which we refer to as the ‘‘AMGP VWAP Price’’); however, in no event will the aggregate number of common shares issued by the general partner of the Partnership pursuant to such redemptions exceed 6% of the aggregate number of issued and outstanding common shares of the general partner of the Partnership. The “Per Vested B Unit Entitlement” will be calculated in accordance with the IDR LLC Agreement from time to time and will equal, as of a date of determination, the quotient obtained by dividing (a) the product of (i) the fair market value of IDR LLC (which for this purpose is based on the equity value of the general partner of the Partnership and which shall be calculated on any date of determination by multiplying the AMGP VWAP Price and the number of then-outstanding common shares of the general partner of the Partnership) as of such date minus $2.0 billion and (ii) the product of (A) 6%, (B) the percentage of authorized Series B Units that are outstanding and (C) the percentage of outstanding Series B Units that have vested by (b) the total number of vested Series B Units outstanding at such time.

In addition, upon the earliest to occur of (a) December 31, 2026, (b) a change of control transaction of the general partner of the Partnership or of IDR LLC or (c) a liquidation of IDR LLC, the general partner of the Partnership may redeem each outstanding Series B Unit in exchange for common shares of the general partner of the Partnership in accordance with the ratio described above, subject to certain limitations.

The above mechanisms are subject to customary conversion rate adjustments for equity splits, equity dividends and reclassifications.

Potential Payments Upon Termination or Change in Control Table for Fiscal 2016

Because the right to repurchase vested Holdings units is optional rather than mandatory, none of our Named Executive Officers would have had a right to receive any amounts in respect of their Holdings units on or after a termination of their employment or the occurrence of an exit event as of December 31, 2016. However, if Messrs. Rady, Warren, Schopp, McNeilly and Kennedy’s employment with us would have terminated due to the Named Executive Officers’ death or disability or if an exit event occurred, the unvested portion of his Holdings units would have become vested. The Holdings units effectively represent an indirect interest in certain shares of our common stock.

Similarly, if any of our Named Executive Officers’ employment with us would have terminated due to the Named Executive Officers’ death or disability, the unvested portion of his restricted stock units, phantom units and stock options, as applicable, would have become vested. The restricted stock units (and, if exercised, the stock options)

represent a direct interest in shares of our common stock, and the closing price of our common stock on December 31, 2016 was $23.65 per share. The phantom units represent a direct interest in the Partnership’s common units, and the closing price of the Partnership’s common units on December 31, 2016 was $30.88 per unit.

The amounts that each of our Named Executive Officers would receive in connection with the accelerated vesting of their equity awards (other than stock options) upon a termination due to their death or disability (assuming such termination occurred on December 31, 2016) are reflected in the last column of the Outstanding Equity Awards at 2016 Fiscal Year-End table above. Because the exercise price of stock options held by our Named Executive Officers exceeded the fair market value of the Company’s common stock on December 31, 2016, no value would have been received by our Named Executive Officers with respect to their stock options in connection with the accelerated vesting of these awards.

Quantification of Benefits

The following table summarizes the compensation and other benefits that would have become payable to each Named Executive Officer assuming that a change in control of the Company and the Partnership occurred on December 31, 2016.

	Potential Payments upon a Change in Control of the Company as of December 31, 2016
	Restricted				Stock		Series B
	Stock		Restricted	Phantom Units	Options	Units in	Units in IDR
Name	Awards ($)		Stock Units ($)	($)	($)(1)	Holdings ($)	LLC ($)		Total ($)
Paul M. Rady	$	N/A	$11,494,615	$5,145,256	$—	$—	$	—(2)	$16,639,871

Glen C. Warren, Jr.	$	N/A	$7,664,309	$3,430,181	$—	$—	$	—(2)	$11,094,490

Alvyn A. Schopp	$	N/A	$12,878,749	$1,249,961	$—	$—	$	N/A	$14,128,710

Kevin J. Kilstrom	$	N/A	$7,557,499	$1,249,961	$—	$—	$	N/A	$8,807,460

Ward D. McNeilly	$	N/A	$7,129,742	$1,249,961	$—	$—	$	N/A	$8,379,703

Michael N. Kennedy		$88,688	$4,389,680	$1,157,321	$—	$—	$	N/A	$5,635,689

(1)

Because the exercise price of stock options held by our Named Executive Officers exceeded the fair market value of the Company’s common stock on December 31, 2016, no value would have been received by our Named Executive Officers with respect to their stock options in connection with the accelerated vesting of these awards.

(2)

As discussed above, the Series B Units in IDR LLC held by Messrs. Rady and Warren will vest upon the consummation of a change of control transaction or upon an involuntary termination of Messrs. Rady or Warren without cause or due to death or disability. The Series B Units in IDR LLC are not traditional options. While there is no traditional exercise price associated with the Series B Units in IDR LLC, these awards were out of the money on December 31, 2016, and, therefore, there is no “spread” value associated with these awards. The redemption right described above only applies upon a change of control transaction applicable to the general partner of the Partnership (not a change of control of the Company or the Partnership), and, therefore, the redemption value is not disclosed in this table.

Compensation of Directors

General

Each director of our general partner who is not an officer or employee of Antero Resources receives the following compensation for serving as a director:

•	an annual retainer fee of $70,000 per year;
•

an additional retainer of $7,500 per year if such director is a member of the audit committee (and an additional retainer of $12,500 per year if such director serves as the chairperson of the audit committee); and

•

an additional retainer of $10,000 per year if such director is a member of the conflicts committee (and an additional retainer of $5,000 per year if such director serves as the chairperson of the conflicts committee).

In addition to cash compensation, non-employee directors of our general partner receive annual equity-based compensation consisting of restricted units under the Midstream LTIP with an aggregate grant date value equal to $100,000, subject to the terms and conditions of the Midstream LTIP and the award agreements pursuant to which such awards are granted.

All retainers are paid in cash on a quarterly basis in arrears, but directors have the option to elect to receive their retainers in the form of common units pursuant to the Midstream LTIP rather than in cash. Our non-employee directors do not receive any meeting fees, but each director is reimbursed for (i) travel and miscellaneous expenses to attend meetings and activities of the Board or its committees and (ii) travel and miscellaneous expenses related to participation in general education and orientation programs for directors.

Effective December 15, 2015 our general partner adopted a non-employee director compensation policy that increases the annual base retainer to $70,000 per year and calls for quarterly grants of fully vested common units with an aggregate value equal to $100,000 per year.  In addition, the policy increases the retainer for members of the conflicts committee to $10,000 per year.

Director Compensation Table

Officers or employees of Antero Resources who also serve as directors of our general partner do not receive additional compensation for such service.  The following table provides information concerning the compensation of our non-employee directors for the fiscal year ended December 31, 2016:

	Fees Earned or
	Paid in Cash	Unit Awards
Name	($)(1)	($)(2)	Total ($)
Peter R. Kagan	$70,000	$100,000	$170,000
W. Howard Keenan, Jr.	$70,000	$100,000	$170,000
Richard W. Connor	$90,000	$100,000	$190,000
David A. Peters	$92,500	$100,000	$192,500
Brooks J. Klimley	$87,500	$100,000	$187,500

(1)	Includes annual cash retainer fee, committee fees and committee chair fees for each non-employee director during fiscal 2016, as more fully explained above.
(2)

Our general partner has adopted a non-employee director compensation policy that calls for quarterly grants of fully vested units.  The grants in this column reflect the aggregate grant date fair value of restricted units granted under the Midstream LTIP in fiscal year 2016, computed in accordance with FASB ASC Topic 718. See Note 6 to our consolidated financial statements for additional detail regarding assumptions underlying the value of these equity awards.

Effective December 15, 2016 our general partner adopted a non-employee director compensation policy that maintains the annual base retainer of $70,000 per year and calls for quarterly grants of fully vested common units with an aggregate value equal to $100,000 per year.

Equity Compensation Plan Information

The following table sets forth information about our common units and Antero Resources common stock that may be issued under all existing equity compensation plans of the Partnership and Antero Resources, respectively, as of December 31, 2016.

			Number of securities
			remaining available for
	Number of securities to be	Weighted-average	future issuance under
	issued upon exercise of	exercise price of	equity compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan Category	warrants and rights (a)	warrants and rights (b)	reflected in column (a)) (c)
Equity compensation plans approved by security holders
Antero Resources Corporation Long-Term Incentive Plan	6,822,927(1)	$50.46(3)	8,449,452
Antero Midstream Partners LP Long Term Incentive Plan	1,331,961(2)	N/A(4)	7,937,930
Equity compensation plans not approved by security holders	—	—	—
Total	8,154,888		16,387,382

(1)	The Antero Resources Corporation Long-Term Incentive Plan (the “AR LTIP”) was approved by its sole stockholder prior to its IPO and by its shareholders at the 2014 annual meeting of stockholders.
(2)	The Antero Midstream Partners LP Long Term Incentive Plan (the “Midstream LTIP”) was approved by Antero Resources and our general partner prior to its IPO.
(3)	The calculation of the weighted-average exercise price of outstanding options, warrants and rights excludes restricted stock unit awards granted under the AR LTIP.
(4)	Only phantom unit awards and restricted unit awards have been granted under the Midstream LTIP, and there is no weighted average exercise price associated with these awards.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the beneficial ownership of common units of Antero Midstream Partners LP that were issued and outstanding as of February 21, 2017 held by:

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

		Percentage of
	Common Units	Common Units
	Beneficially	Beneficially
Name of Beneficial Owner	Owned	Owned
Antero Resources Corporation(¹)	108,870,335	58.6%
Antero Resources Midstream Management LLC(²)	—	—%
Goldman Sachs Asset Management(3)	9,684,366	5.2%
Richard W. Connor	13,852	*	%
Peter R. Kagan(4)	8,852	*	%
W. Howard Keenan, Jr. (5)	8,852	*	%
Brooks J. Klimley(6)	8,906	*	%
David A. Peters	14,852	*	%
Paul M. Rady	129,188	*	%
Glen C. Warren, Jr.	88,518	*	%
Kevin J. Kilstrom	16,939	*	%
Alvyn A. Schopp	22,939	*	%
Ward D. McNeilly	16,939	*	%
Michael N. Kennedy	4,119	*	%
All directors and executive officers as a group (11 persons)	333,956	*	%

*      Less than 1%.

(1)

Under Antero Resources’ amended and restated certificate of incorporation and bylaws, the voting and disposition of any of our common units held by Antero Resources will be controlled by the board of directors of Antero Resources. The board of directors of Antero Resources, which acts by majority approval, comprises Peter R. Kagan, W. Howard Keenan, Jr., Robert J. Clark, Richard W. Connor, Benjamin A. Hardesty, James R. Levy, Paul M. Rady and Glen C. Warren, Jr. Each of the members of Antero Resources’ board of directors disclaims beneficial ownership of any of our units held by Antero Resources.

(2)

Under our general partner’s amended and restated limited liability company agreement, the voting and disposition of any of our common or subordinated units or the incentive distribution rights controlled by our general partner will be controlled by its sole member, Antero Investment. The board of directors of Antero Investment, which acts by majority approval, comprises Peter R. Kagan, W. Howard Keenan, Jr., Paul M. Rady and Glen C. Warren, Jr. Each of the members of Antero Investment’s board of directors disclaims beneficial ownership of any of our securities held by our general partner.

(3)

Goldman Sachs Asset Management, L.P. and GS Investment Strategies, LLC (collectively, “Goldman Sachs Asset Management”) have a mailing address of 200 West Street, New York, New York 10282 and share voting and dispositive power with respect to all of our common units reported as beneficially owned.

(4)	Has a mailing address of c/o Warburg Pincus LLC, 450 Lexington Avenue, New York, New York 10017.
(5)	Has a mailing address of 410 Park Avenue, 19th Floor, New York, New York 10022.
(6)	Has a mailing address of 599 Lexington Avenue, 47th Floor, New York, New York 10022.

The following table sets forth the number of shares of common stock of Antero Resources owned by each of the named executive officers and directors of our general partner and all directors and executive officers of our general partner as a group as of February 21, 2017:

		Percentage of
	Shares	Shares
	Beneficially	Beneficially
Name of Beneficial Owner	Owned	Owned
Richard W. Connor(1)(2)	19,176	*
Peter R. Kagan(1)(3)(4)	56,988,434	18.1%
W. Howard Keenan, Jr.(1)(5)	133,234	*
Brooks J. Klimley	2,500	*
David A. Peters	—	—
Paul M. Rady(6)(7)	15,975,303	5.1%
Glen C. Warren, Jr.(8)(9)(10)	10,302,357	3.3%
Kevin J. Kilstrom(11)	356,942	*
Alvyn A. Schopp(12)	1,175,047	*
Ward D. McNeilly(13)	310,162	*
Michael N. Kennedy(14)	273,949	*
All directors and executive officers as a group (11 persons) (15)	28,824,817	9.2%

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

(3)	Has a mailing address of c/o Warburg Pincus LLC, 450 Lexington Avenue, New York, New York 10017.
(4)

Includes 56,712,287 shares of common stock held by the Warburg Pincus Entities (as defined below). Mr. Kagan is a Partner of Warburg Pincus & Co., a New York general partnership (“WP”), and a Member and Managing Director of Warburg Pincus LLC, a New York limited liability company (“WP LLC”). The Warburg Pincus funds are Warburg Pincus Private Equity VIII, L.P., a Delaware limited partnership (“WP VIII”, and together with its two affiliated partnerships, Warburg Pincus Netherlands Private Equity VIII C.V. I, a company formed under the laws of the Netherlands (“WP VIII CV I”), and WP-WPVIII Investors, L.P., a Delaware limited partnership (“WP-WPVIII Investors”), collectively, the “WP VIII Funds”), Warburg Pincus Private Equity X, L.P., a Delaware limited partnership (“WP X”), Warburg Pincus X Partners, L.P., a Delaware limited partnership (“WP X Partners”, and together with WP X, the “WP X Funds”), and Warburg Pincus Private Equity X O&G, L.P., a Delaware limited partnership (“WP X O&G”). WP-WPVIII Investors GP L.P., a Delaware limited partnership (“WP-WPVIII GP”), is the general partner of WP-WPVIII Investors. Warburg Pincus X, L.P., a Delaware limited partnership (“WP X GP”), is the general partner of each of the WP X Funds and WP X O&G. Warburg Pincus X GP L.P., a Delaware limited partnership (“WP X GP LP”), is the general partner of WP X GP. WPP GP LLC, a Delaware limited liability company (“WPP GP”), is the general partner of WP-WPVIII GP and WP X GP LP. Warburg Pincus Partners, L.P., a Delaware limited partnership (“WP Partners”), is (i) the managing member of WPP GP, and (ii) the general partner of WP VIII and WP VIII CV I. Warburg Pincus Partners GP LLC, a Delaware limited liability company (“WP Partners GP”), is the general partner of WP Partners. WP is the managing member of WP Partners GP. WP LLC is the manager of each of the WP VIII Funds, the WP X Funds and WP X O&G. Each of the WP VIII Funds, the WP X Funds, WP X O&G, WP-WPVIII GP, WP X GP, WP X GP LP, WPP GP, WP Partners, WP Partners GP, WP and WP LLC are collectively referred to herein as the “Warburg Pincus Entities.” Mr. Kagan disclaims beneficial ownership of all shares of common stock attributable to the Warburg Pincus Entities except to the extent of his pecuniary interest therein.

(5)	Has a mailing address of 410 Park Avenue, 19th Floor, New York, New York 10022.
(6)

Includes 2,820,806 shares of common stock held by Salisbury Investment Holdings LLC (“Salisbury”) and 2,461,712 shares of common stock held by Mockingbird Investments LLC (“Mockingbird”).  Mr. Rady owns a 95% limited liability company interest in Salisbury and his spouse owns the remaining 5%. Mr. Rady owns a 3.68% limited liability company interest in Mockingbird, and a trust under his control owns the remaining 96.32%.  Mr.

Rady disclaims beneficial ownership of all shares held by Salisbury and Mockingbird except to the extent of his pecuniary interest therein.
(7)	Includes 374,258 shares of common stock that remain subject to vesting and options to purchase 50,000 shares of common stock that expire ten years from the date of grant, or April 15, 2025.
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

(10)	Includes 249,557 shares of common stock that remain subject to vesting and options to purchase 33,332 shares of common stock that expire ten years from the date of grant, or April 15, 2025.
(11)	Includes 204,114 shares of common stock that remain subject to vesting and options to purchase 12,500 shares of common stock that expire ten years from the date of grant, or April 15, 2025.
(12)	Includes 316,614 shares of common stock that remain subject to vesting and options to purchase 12,500 shares of common stock that expire ten years from the date of grant, or April 15, 2025.
(13)	Includes 186,027 shares of common stock that remain subject to vesting and options to purchase 11,250 shares of common stock that expire ten years from the date of grant, or April 15, 2025.
(14)

Includes 161,418 shares of common stock that remain subject to vesting, options to purchase 60,000 shares of common stock that expire ten years from the date of grant, or October 10, 2023, and options to purchase 12,500 shares of common stock that expire ten years from the date of grant, or April 15, 2025.

(15)	Excludes 56,712,287 shares of common stock held by the Warburg Pincus Entities (as defined in footnote 4), over which Mr. Kagan may be deemed to have indirect beneficial ownership.

Securities Authorized for Issuance Under Equity Compensation Plan

Please read the information under “Item 11. Executive Compensation – Compensation Discussion and Analysis – Equity Compensation Plan Information.”

Item 13.  Certain Relationships and Related Transactions and Director Independence

As of February 23, 2017, Antero Resources owned 108,870,335 common units representing an approximate 58.6% limited partner interest in us. Antero Investment owns and controls (and appoints all the directors of) our general partner, which owns a non‑economic general partner interest in us and controls the holder of the incentive distribution rights.

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

The aggregate consideration received by Antero Resources in connection with the conversion of its common economic interest pursuant to the limited liability company agreement of Antero Resources Midstream LLC

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
•

we will also undertake a public or private offering of common units in the future upon request by Antero Resources and use the proceeds thereof (net of underwriting or placement agency discounts and commissions, as applicable) to redeem an equal number of common units from Antero Resources as a distribution to reimburse Antero Resources for certain capital expenditures incurred in connection with the Predecessor prior to Midstream Operating being contributed to us.

Option units or proceeds from option units

In connection with the completion of the IPO, the underwriters exercised their option to purchase additional common units. We used the net proceeds resulting from the issuance of 6,000,000 common units upon such exercise to acquire an equivalent number of common units from Antero Resources, which common units were cancelled, to reimburse Antero Resources for capital expenditures incurred in connection with the Predecessor prior to Midstream Operating being contributed to us.

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

Assuming we have sufficient cash available for distribution to pay the full minimum quarterly distribution on all of our outstanding common units and subordinated units for four quarters, our general partner and its affiliates (including Antero Resources) would receive an annual distribution of approximately $76.1 million on their units.

Payments to our general partner and its affiliates

Antero Resources provides customary management and general administrative services to us. Our general partner reimburses Antero Resources at cost for its direct expenses incurred on behalf of us and a proportionate amount of its indirect expenses incurred on behalf of us, including, but not limited to, compensation expenses. Our general partner does not receive a management fee or other compensation for its management of our partnership, but we reimburse our general partner and its affiliates for all direct and indirect expenses they incur and payments they make on our behalf, including payments made to Antero Resources for customary management and general administrative services. Our partnership agreement does not set a limit on the amount of expenses for which our general partner and its affiliates may be reimbursed. These expenses include salary, bonus, incentive compensation and other amounts paid to persons who perform services for us or on our behalf and expenses allocated to our general partner by its affiliates. Our partnership agreement provides that our general partner will determine the expenses that are allocable to us.

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

Agreements with Antero Resources

We have entered into certain agreements with Antero Resources, as described in more detail below.

Registration Rights Agreement

Pursuant to the registration rights agreement, we may be required to register the sale of Antero Resources’ (i) common units issued (or issuable) to it pursuant to the contribution agreement and (ii) common units issued upon conversion of subordinated units pursuant to the terms of the partnership agreement (together, the “Registrable Securities”) in certain circumstances.

Demand Registration Rights

Antero Resources has the right to require us by written notice to register the sale of a number of their Registrable Securities in an underwritten offering. We are required to provide notice of the request within 10 days following the receipt of such demand request to all additional holders of Registrable Securities, if any, who may, in certain circumstances, participate in the registration. We are not obligated to effect any demand registration in which the anticipated aggregate offering price included in such offering is less than $50,000,000. While we are eligible to effect a registration on Form S‑3, any such demand registration may be for a shelf registration statement.

Piggy‑back Registration Rights

If, at any time, we propose to register an offering of our securities (subject to certain exceptions) for our own account, then we must give to Antero Resources securities to allow it to include a specified number of Registrable Securities in that registration statement.

Redemptive Offerings

We may be required pursuant to the registration rights agreement to undertake a future public or private offering and use the proceeds (net of underwriting or placement agency discounts, fees and commissions, as applicable) to redeem an equal number of common units from Antero Resources.

Conditions and Limitations; Expenses

The registration rights are subject to certain conditions and limitations, including the right of the underwriters to limit the number of Registrable Securities to be included in a registration and our right to delay or withdraw a registration statement under certain circumstances. We will generally pay all registration expenses in connection with our obligations under the registration rights agreement, regardless of whether a registration statement is filed or becomes effective. The obligations to register Registrable Securities under the registration rights agreement will terminate when no Registrable Securities remain outstanding. Registrable Securities shall cease to be covered by the registration rights agreement when they have (i) been sold pursuant to an effective registration statement under the Securities Act, (ii) been sold in a transaction exempt from registration under the Securities Act (including transactions pursuant to Rule 144), (iii) ceased to be outstanding, (iv) been sold in a private transaction in which Antero Resources’ rights under the registration rights agreement are not assigned to the transferee or (v) become eligible for resale pursuant to Rule 144(b) (or any similar rule then in effect under the Securities Act).

Services Agreement

Pursuant to the services agreement, Antero Resources has agreed to provide customary operational and management services for us in exchange for reimbursement of its direct expenses and an allocation of its indirect expenses attributable to the provision of such services to us. On September 23, 2015, Antero Resources, the Partnership and Midstream Management amended and restated the services agreement to remove provisions relating to operational services in support of our gathering and compression business which is now covered by a secondment agreement and to provide that Antero Resources will perform certain administrative services for us and our subsidiaries, and we will reimburse Antero Resources for expenditures incurred by Antero Resources in the performance of those administrative services.

Secondment Agreement

In connection with the Water Acquisition, on September 23, 2015, we entered into a secondment agreement with Antero Resources, Midstream Management, Midstream Operating, Antero Water and Antero Treatment, whereby Antero Resources has agreed to provide seconded employees to perform certain operational services with respect to our gathering and compression facilities and the Contributed Assets, and we have agreed to reimburse Antero Resources for expenditures incurred by Antero Resources in the performance of those operational services.  The initial term of the secondment agreement is twenty years from November 10, 2014, and from year to year thereafter.

Gathering and Compression Agreement

Pursuant to our 20‑year gas gathering and compression agreement with Antero Resources, Antero Resources has agreed to dedicate all of its current and future acreage in West Virginia, Ohio and Pennsylvania to us (other than the existing third‑party commitments), so long as such production is not otherwise subject to a pre‑existing dedication to third‑party gathering systems. Antero Resources’ production subject to a pre‑existing dedication will be dedicated to us at the expiration of such pre‑existing dedication. In addition, if Antero Resources acquires any gathering facilities, it is required to offer such gathering facilities to us at its cost.

Under the gathering and compression agreement, we receive a low pressure gathering fee of $0.30 per Mcf, a high pressure gathering fee of $0.18 per Mcf, a compression fee of $0.18 per Mcf, and a condensate gathering fee of $4.00 per Bbl, in each case subject to CPI‑based adjustments. If and to the extent Antero Resources requests that we construct new high pressure lines and compressor stations requested by Antero Resources, the gathering and compression agreement contains minimum volume commitments that require Antero Resources to utilize or pay for 75% and 70%, respectively, of the capacity of such new construction. Additional high pressure lines and compressor stations installed on our own initiative are not subject to such volume commitments. These minimum volume commitments on new infrastructure, as well as price adjustment mechanisms, are intended to support the stability of our cash flows.

We also have an option to gather and compress natural gas produced by Antero Resources on any acreage it acquires in the future outside of West Virginia, Ohio and Pennsylvania on the same terms and conditions. In the event that we do not exercise this option, Antero Resources will be entitled to obtain gathering and compression services and dedicate production from limited areas to such third‑party agreements from third parties.

In return for Antero Resources’ acreage dedication, we have agreed to gather, compress, dehydrate and redeliver all of Antero Resources’ dedicated natural gas on a firm commitment, first‑priority basis. We may perform all services under the gathering and compression agreement or we may perform such services through third parties. In the event that we do not perform our obligations under the gathering and compression agreement, Antero Resources will be entitled to certain rights and procedural remedies thereunder.

Pursuant to the gathering and compression agreement, we have also agreed to build to and connect all of Antero Resources’ wells producing dedicated natural gas, subject to certain exceptions, upon 180 days’ notice by Antero Resources. In the event of late connections, Antero Resources’ natural gas will temporarily not be subject to the dedication. We are entitled to compensation under the gathering and compression agreement for capital costs incurred if a well does not commence production within 30 days following the target completion date for the well set forth in the notice from Antero Resources.

We have agreed to install compressor stations at Antero Resources’ direction, but will not be responsible for inlet pressures or for pressuring natural gas to enter downstream facilities if Antero Resources has not directed us to install sufficient compression. Additionally, we will provide high pressure gathering pursuant to the gathering and compression agreement.

Upon completion of the initial 20‑year term, the gathering and compression agreement will continue in effect from year to year until such time as the agreement is terminated, effective upon an anniversary of the effective date of the agreement, by either us or Antero Resources on or before the 180th day prior to the anniversary of such effective date.

Water Services Agreement

In connection with the Water Acquisition, on September 23, 2015, we entered in a 20-year Water Services Agreement with Antero Resources whereby we have agreed to provide certain water handling and treatment services to Antero Resources within an area of dedication in defined service areas in Ohio and West Virginia and Antero Resources agrees to pay monthly fees to us for all water handling and treatment services provided by us in accordance with the terms of the Water Services Agreement. The initial term of the Water Services Agreement is twenty years from the date thereof and from year to year thereafter. Under the agreement, Antero Resources will pay a fixed fee of $3.685 per barrel in West Virginia and $3.635 per barrel in Ohio and all other locations for fresh water deliveries by pipeline directly to the well site, subject to annual CPI adjustments. Antero Resources has committed to pay a fee on a minimum volume of fresh water deliveries in calendar years 2016 through 2019. Antero Resources is obligated to pay a minimum of 90,000 barrels per day in 2016, 100,000 barrels per day in 2017 and 120,000 barrels per day in 2018 and 2019. Antero Resources also agreed to pay us a fixed fee of $4.00 per barrel for wastewater treatment at the advanced wastewater treatment complex and a fee per barrel for wastewater collected in trucks owned by us, in each case subject to annual CPI-based adjustments.  Until such time as the advanced wastewater treatment complex is placed into service or we operate our own fleet of trucks for transporting wastewater, we will continue to contract with third parties to provide Antero Resources other fluid handling services including flow back and produced water services and Antero Resources will reimburse us third party out-of-pocket costs plus 3%.

Upon completion of the initial 20‑year term, the fresh water distribution agreement will continue in effect from year to year until such time as the agreement is terminated, effective upon an anniversary of the effective date of the agreement, by either us or Antero Resources on or before the 180th day prior to the anniversary of such effective date.

Processing

Prior to the Joint Venture, we did not have any processing or NGLs fractionation infrastructure, we have a right‑of‑first‑offer agreement with Antero Resources for gas processing services, pursuant to which Antero Resources has agreed, subject to certain exceptions, not to procure any gas processing or NGLs fractionation services with respect to its production (other than production subject to a pre‑existing dedication) without first offering us the right to provide such services.

If Antero Resources requires any gas processing or NGLs fractionation services that we are not already providing, including any services to be provided through a facility that Antero Resources has acquired or proposes to be acquired, Antero Resources’ request for offer will, among other things, describe the production that will be dedicated under the resulting agreement and the capacities of the facilities it desires and, if applicable, details of the facility Antero Resources has acquired or proposes to acquire. Antero Resources is permitted concurrently to seek offers from third parties for the same services on the same terms and conditions, but we have a right to match the fees offered by any third‑party. Antero Resources will only be permitted to obtain these services from third parties if we either do not make an offer or do not match a competing third‑party offer. The process could result in Antero Resources obtaining certain of the required services from us (for example, gas processing) and certain of such services (for example, NGLs fractionation and related services) from a third‑party. Our right of first offer does not apply to production that is subject to a pre‑existing dedication. The right of first offer agreement has an initial 20‑year term from the date of our IPO, and is subject to automatic annual renewal after the initial term.

Pursuant to the procedures provided for in the right of first offer agreement, if our offer prevails, Antero Resources will enter into a gas processing agreement or other appropriate services agreement with us and, if such services are to be provided through a facility that Antero Resources has acquired or proposes to acquire, transfer such acquired facility to us for the price for which Antero Resources acquired it. Relevant production will be dedicated under such agreement. We will provide the relevant services for the offered fees, subject to price adjustments based on the consumer price index, or CPI, and Antero Resources will be obligated to deliver minimum daily volumes or pay fees for any deficiencies in deliveries. We may perform all services under the gas processing or other services agreement or may perform such services through third parties. In the event that we do not perform our obligations under the agreement, Antero Resources will be entitled to certain rights and procedural remedies thereunder.

If pursuant to the foregoing procedures Antero Resources enters into a gas processing agreement with us, we will agree to construct or cause to be constructed a processing plant to process the dedicated natural gas, except to the extent rendered unnecessary if Antero Resources is transferring an acquired facility to us. If Antero Resources requires additional capacity in the future at the plant at which we are providing the services, we will have the option to provide such additional capacity on the same terms and conditions. In the event that we do not exercise this option, Antero Resources will be entitled to obtain proposals from third parties to process such production.

License

Pursuant to a license agreement with Antero Resources, we have the right to use certain Antero Resources related names and trademarks in connection with our operation of the midstream business.

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

Pursuant to our code of business conduct, our general partner’s executive officers are required to avoid conflicts

Conflicts of Interest

Conflicts of interest exist and may arise in the future as a result of the relationships between our general partner and its directors, officers, affiliates (including Antero Resources) and owners, on the one hand, and us and our limited partners, on the other hand. Conflicts may arise as a result of the duties of our general partner and its directors and officers to act for the benefit of its owners, which may conflict with our interests and the interests of our public unitholders. We are managed and operated by the board of directors and officers of our general partner, Midstream Management, which is owned by Antero Investment. A majority of our initial officers and a majority of our initial directors are all officers or directors of Antero Investment. Similarly, all of the officers and a majority of the directors of our general partner are also officers or directors of Antero Resources. Although our general partner has a contractual duty to manage us in a manner that it believes is not adverse to our interests, the directors and officers of our general partner have a fiduciary duty to manage our general partner in a manner that is beneficial to Antero Investment. Our general partner’s directors and officers who are also directors and officers of Antero Resources have a fiduciary duty to manage Antero Resources in a manner that is beneficial to Antero Resources and its shareholders. Our partnership agreement specifically defines the remedies available to unitholders for actions taken that, without these defined liability standards, might constitute breaches of fiduciary duty under applicable Delaware law. The Delaware Act provides that Delaware limited partnerships may, in their partnership agreements, expand, restrict or eliminate the fiduciary duties otherwise owed by the general partner to the limited partners and the partnership.

Whenever a conflict arises between our general partner or its owners and affiliates (including Antero Resources), on the one hand, and us or our limited partners, on the other hand, the resolution or course of action in respect of such conflict of interest shall be permitted and deemed approved by us and all our limited partners and shall not constitute a breach of our partnership agreement, of any agreement contemplated thereby or of any duty, if the resolution or course of action in respect of such conflict of interest is:

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

Director Independence

Rather than adopting categorical standards, the Board assesses director independence on a case-by-case basis, in each case consistent with applicable legal requirements and the listing standards of the NYSE. After reviewing all relationships each director has with us, including the nature and extent of any business relationships between us and each director, as well as any significant charitable contributions we make to organizations where our directors serve as board members or executive officers, the Board has affirmatively determined that the following directors have no material relationships with us and are independent as defined by the current listing standards of the NYSE: Messrs. Kagan, Keenan, Klimley, Connor and Peters. Neither Mr. Rady, the Chairman and Chief Executive Officer of our general partner, nor Mr. Warren, the President and Secretary of our general partner, is considered by the Board to be an independent director because of his employment with Antero Resources.

Item 14.  Principal Accountant Fees and Services

The table below sets forth the aggregate fees and expenses billed by KPMG LLP, our independent registered public accounting firm, for the Partnership and its Predecessor for the following periods:

(in thousands)	For the Years Ended December 31,
Audit Fees:	2015	2016
Audit and Quarterly Reviews	$450	$520
Other Filings	140	400
	$590	$920

The charter of the Audit Committee and its pre-approval policy require that the Audit Committee review and pre-approve our independent registered public accounting firm's fees for audit, audit-related, tax and other services. The Chairman of the Audit Committee has the authority to grant pre-approvals, provided such approvals are within the pre-approval policy and are presented to the Audit Committee at a subsequent meeting. For the year ended December 31, 2016, the audit committee of our predecessor approved 100% of the services described above under the captions "Audit Fees."

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

3.4

Amendment No. 1 to Agreement of Limited Partnership of Antero Midstream Partners LP, dated as of February 23, 2016 (incorporated by reference to Exhibit 3.4 to Annual Report on Form 10-K (Commission File No. 001-36719) filed on February 24, 2016).

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

10.2

Common Unit Purchase Agreement, dated as of September 8, 2016, by and among Antero Midstream Partners LP, Antero Midstream Finance Corporation and the Purchasers named therein (incorporated by referece to Exhibit 10.1 to Current Report on Form 8-K (Commission File No. 001-36719) filed on September 13, 2016).

10.3

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

10.5†

Water Services Agreement, dated as of September 23, 2015, by and between Antero Resources Corporation and Antero Water LLC (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q (Commission File No. 001-36719) filed on October 28, 2015).

10.6

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

10.9

First Amended and Restated Right of First Offer Agreement, dated as of February 6, 2017, but effective as of January 1, 2017, by and between Antero Resources Corporation and Antero Midstream LLC (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (Commission File No. 001-36719) filed on February 6, 2017).

10.10

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

10.12

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

10.13

First Amendment and Joinder Agreement, dated as of September 23, 2015 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K (Commission File No. 001-36719) filed on September 24, 2015).

10.14

Form of Antero Midstream Partners LP Long-Term Incentive Plan (incorporated by reference to Exhibit 10.11 to Amendment No. 4 to Antero Resources Midstream LLC’s Registration Statement on Form S-1, filed on July 11, 2014, File No. 333-193798).

10.15

Form of Indemnification Agreement (incorporated by reference to Exhibit 10.12 to Amendment No. 4 to Antero Resources Midstream LLC’s Registration Statement on Form S-1, filed on July 11, 2014, File No. 333-193798).

10.16

Form of Phantom Unit Grant Notice and Phantom Unit Agreement under the Antero Midstream Partners LP Long-Term Incentive Plan (incorporated by reference to Exhibit 4.4 to Antero Midstream Partners’ Registration Statement on Form S-8 (Commission File No. 001- 36719) filed on November 12, 2014).

10.17

Form of Restricted Unit Grant Notice and Restricted Unit Agreement under the Antero Midstream Partners LP Long-Term Incentive Plan (incorporated by reference to Exhibit 4.4 to Antero Midstream Partners’ Registration Statement on Form S-8 (Commission File No. 001- 36719) filed on November 12, 2014).

10.18

Form of Bonus Unit Grant Notice and Bonus Unit Agreement (Form for Non-Employee Directors) under the Antero Midstream Partners LP Long-Term Incentive Plan (incorporated by reference to Exhibit 10.16 to Annual Report on Form 10-K (Commission File No. 001-36120) filed on February 24, 2016).

10.19

Antero Resources Corporation Long-Term Incentive Plan, effective as of October 1, 2013 (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (Commission File No. 001- 36120) filed on October 11, 2013).

10.20

Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under the Antero Resources Corporation Long-Term Incentive Plan (incorporated by reference to Exhibit 10.28 to Annual Report on Form 10-K (Commission File No. 001-36120) filed on February 25, 2015).

10.21

Form of Bonus Stock Grant Notice and Bonus Stock Agreement (Form for Non-Employee Directors) under the Antero Resources Corporation Long-Term Incentive Plan (incorporated by reference to Exhibit 10.36 to Antero’s Annual Report on Form 10-K (Commission File No. 001-36120) filed on February 24, 2016).

10.22

Form of Performance Share Unit Grant Notice and Performance Share Unit Agreement (Form for Special Retention Awards) under the Antero Resources Corporation Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Antero’s Annual Report on Form 10-K (Commission File No. 001-36120) filed on February 12, 2016).

10.23

Global Grant Amendment to Grant Notices and Award Agreements Under the Antero Midstream Partners LP Long-Term Incentive Plan, effective as of October 24, 2016 (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q (Commission File No. 001-36120) filed on October 26, 2016).

10.24

Second Amendment and Joinder Agreement, dated as of October 4, 2016 (incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q (Commission File No. 001-36120) filed on October 26, 2016).

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

101*

The following financial information from this Form 10-K of Antero Midstream Partners LP for the year ended December 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to the Combined Consolidated Financial Statements, tagged as blocks of text.

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

ANTERO MIDSTREAM PARTNERS LP

By:	ANTERO RESOURCES MIDSTREAM MANAGEMENT LLC, its general partner

By:	/s/ Michael N. Kennedy
Michael N. Kennedy
Chief Financial Officer

Date:	February 28, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title (Position with Antero Resources Midstream Management LLC)	Date

/s/ Paul M. Rady	Chairman of the Board, Director and Chief Executive officer	February 28, 2017
Paul M. Rady	(principal executive officer)

/s/Michael N. Kennedy	Chief Financial Officer	February 28, 2017
Michael N. Kennedy	(principal financial officer)

/s/ K. Phil Yoo	Chief Accounting Officer and Corporate Controller	February 28, 2017
K. Phil Yoo	(principal accounting officer)

/s/ Glen C. Warren, Jr.	President, Director, and Secretary	February 28, 2017
Glen C. Warren, Jr.

/s/ Richard W. Connor	Director	February 28, 2017
Richard W. Connor

/s/ W. Howard Keenan, Jr.	Director	February 28, 2017
W. Howard Keenan, Jr.

/s/ Peter R. Kagan	Director	February 28, 2017
Peter R. Kagan

/s/ Brooks J. Klimley	Director	February 28, 2017
Brooks J. Klimley

/s/ David A. Peters	Director	February 28, 2017
David A. Peters

INDEX TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

Page
Audited Historical Combined Consolidated Financial Statements as of December 31, 2015 and 2016 and for the Years Ended December 31, 2014, 2015 and 2016
Reports of Independent Registered Public Accounting Firm	F-2
Combined Consolidated Balance Sheets	F-4
Statements of Combined Consolidated Operations and Comprehensive Income	F-5
Statements of Combined Consolidated Partners’ Capital	F-6
Statements of Combined Consolidated Cash Flows	F-7
Notes to Combined Consolidated Financial Statements	F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors of Antero Resources Midstream Management LLC and

Unitholders of Antero Midstream Partners LP:

We have audited the accompanying combined consolidated balance sheets of Antero Midstream Partners LP (the Partnership) and its accounting predecessor as of December 31, 2015 and 2016, and the related combined consolidated statements of operations and comprehensive income, partners’ capital, and cash flows for each of the years in the three‑year period ended December 31, 2016.   These combined consolidated financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these combined consolidated financial statements based on our audits.

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

In our opinion, the combined consolidated financial statements referred to above present fairly, in all material respects, the financial position of Antero Midstream Partners LP and its accounting predecessor as of December 31, 2015 and 2016, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Antero Midstream Partners LP’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2017 expressed an unqualified opinion on the effectiveness of the Partnership’s internal control over financial reporting.

As discussed in Note 2 to the combined consolidated financial statements of Antero Midstream Partners LP, the combined consolidated statements of operations and comprehensive income, partners’ capital, and cash flows for 2014 and the combined consolidated balance sheets, and the related combined consolidated statements of operations and comprehensive income, partners’ capital, and cash flows for 2015 have been prepared on a combined basis of accounting.

/s/ KPMG LLP

Denver, Colorado

February 28, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors of Antero Resources Midstream Management LLC and

Unitholders of Antero Midstream Partners LP:

We have audited Antero Midstream Partners LP’s (the Partnership) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Antero Midstream Partners LP’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting within Item 9A. Controls and Procedures. Our responsibility is to express an opinion on the Partnership’s internal control over financial reporting based on our audit.

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

In our opinion, Antero Midstream Partners LP maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the combined consolidated balance sheets of Antero Midstream Partners LP and its accounting predecessor as of December 31, 2015 and 2016, and the related combined consolidated statements of operations and comprehensive income, partners’ capital, and cash flows for each of the years in the three-year period ended December 31, 2016, and our report dated February 28, 2017 expressed an unqualified opinion on those combined consolidated financial statements.

/s/ KPMG LLP

Denver, Colorado

February 28, 2017

ANTERO MIDSTREAM PARTNERS LP

Combined Consolidated Balance Sheets

December 31, 2015, and 2016

(In thousands)

	2015	2016
Assets
Current assets:
Cash and cash equivalents	$6,883	$14,042
Accounts receivable–Antero Resources	65,712	64,139
Accounts receivable–third party	2,707	1,240
Prepaid expenses	—	529
Total current assets	75,302	79,950
Property and equipment:
Gathering and compression systems	1,485,835	1,705,839
Water handling and treatment systems	565,616	744,682
	2,051,451	2,450,521
Less accumulated depreciation	(157,625)	(254,642)
Property and equipment, net	1,893,826	2,195,879
Investment in unconsolidated affiliates	—	68,299
Other assets, net	10,904	5,767
Total assets	$1,980,032	$2,349,895
Liabilities and Partners' Capital
Current liabilities:
Accounts payable	$10,941	$16,979
Accounts payable–Antero Resources	2,138	3,193
Accrued liabilities (Note 5)	85,385	61,641
Other current liabilities	150	200
Total current liabilities	98,614	82,013
Long-term liabilities:
Long-term debt	620,000	849,914
Contingent acquisition consideration	178,049	194,538
Other	624	620
Total liabilities	897,287	1,127,085

Partners' capital:
Common unitholders - public (59,286 units and 70,020 units issued and outstanding at December 31, 2015 and 2016, respectively)	1,351,317	1,458,410
Common unitholder - Antero Resources (40,929 units and 32,929 units issued and outstanding at December 31, 2015 and 2016, respectively)	30,186	26,820
Subordinated unitholder - Antero Resources (75,941 units issued and outstanding at December 31, 2015 and 2016)	(299,727)	(269,963)
General partner	969	7,543
Total partners' capital	1,082,745	1,222,810
Total liabilities and partners' capital	$1,980,032	$2,349,895

See accompanying notes to combined consolidated financial statements.

ANTERO MIDSTREAM PARTNERS LP

Combined Consolidated Statements of Operations and Comprehensive Income

Years Ended December 31, 2014, 2015, and 2016

(In thousands, except unit counts and per unit amounts)

	2014	2015	2016

Revenue:
Gathering and compression–Antero Resources	$95,746	$230,210	$303,250
Water handling and treatment–Antero Resources	162,283	155,954	282,267
Gathering and compression–third party	—	382	835
Water handling and treatment–third party	8,245	778	—
Gain on sale of assets	—	—	3,859
Total revenue	266,274	387,324	590,211
Operating expenses:
Direct operating	48,821	78,852	161,587
General and administrative (including $11,618, $22,470 and $26,049 of equity-based compensation in 2014, 2015, and 2016, respectively)	30,366	51,206	54,163
Depreciation	53,029	86,670	99,861
Accretion of contingent acquisition consideration	—	3,333	16,489
Total operating expenses	132,216	220,061	332,100
Operating income	134,058	167,263	258,111
Interest expense, net	(6,183)	(8,158)	(21,893)
Equity in earnings of unconsolidated affiliates	—	—	485
Net income and comprehensive income	127,875	159,105	236,703
Pre-IPO net income attributed to parent	(98,219)	—	—
Pre-Water Acquisition net income attributed to parent	(22,234)	(40,193)	—
General partner interest in net income attributable to incentive distribution rights	—	(1,264)	(16,944)
Limited partners' interest in net income	$7,422	$117,648	$219,759
Net income per limited partner unit:
Basic:
Common units	$0.05	$0.76	$1.24
Subordinated units	$0.05	$0.73	$1.24
Diluted:
Common units	$0.05	$0.76	$1.24
Subordinated units	$0.05	$0.73	$1.24
Weighted average number of limited partner units outstanding:
Basic:
Common units	75,941	82,538	100,706
Subordinated units	75,941	75,941	75,941
Diluted:
Common units	75,941	82,586	100,860
Subordinated units	75,941	75,941	75,941

See accompanying notes to combined consolidated financial statements.

ANTERO MIDSTREAM PARTNERS LP

Combined Consolidated Statements of Partners’ Capital

Years Ended December 31, 2014, 2015, and 2016

(In thousands)

	Common Unitholders Public	Common Unitholder Antero Resources	Subordinated Unitholder Antero Resources	General Partner	Parent Net Investment	Total Partners' Capital
Balance at December 31, 2013	$—	$—	$—	$—	$732,061	$732,061
Net income and comprehensive income	—	—	—	—	98,219	98,219
Deemed distribution to Antero Resources, net	—	—	—	—	(5,375)	(5,375)
Equity-based compensation	—	—	—	—	8,696	8,696
Balance at November 10, 2014 (prior to IPO)	—	—	—	—	833,601	833,601
Allocation of net investment to unitholders	—	163,458	414,587	—	(578,045)	—
Net proceeds from IPO	1,087,224	—	—	—	—	1,087,224
Distribution to Antero Resources	—	(94,023)	(238,477)	—	—	(332,500)
Net income and comprehensive income	2,248	1,463	3,711	—	22,234	29,656
Equity-based compensation	565	767	936	—	654	2,922
Balance at December 31, 2014	1,090,037	71,665	180,757	—	278,444	1,620,903
Net income and comprehensive income	37,368	25,053	55,227	1,264	40,193	159,105
Distributions to unitholders	(33,834)	(22,292)	(50,827)	(295)	—	(107,248)
Deemed distribution to Antero Resources, net	—	—	—	—	(52,669)	(52,669)
Equity-based compensation	4,577	7,363	7,086	—	3,444	22,470
Issuance of common units upon vesting of equity-based compensation awards, net of units withheld for income taxes	12,466	(17,272)	—	—	—	(4,806)
Issuance of common units, net of offering costs	240,703	—	—	—	—	240,703
Issuance of common units to Antero Resources in Water Acquisition	—	229,988	—	—	—	229,988
Purchase price in excess of net assets acquired in Water Acquisition	—	(264,319)	(491,970)	—	—	(756,289)
Carrying value of net assets acquired in Water Acquisition	—	—	—	—	(269,412)	(269,412)
Balance at December 31, 2015	$1,351,317	$30,186	$(299,727)	$969	$—	$1,082,745
Net income and comprehensive income	82,424	42,817	94,518	16,944	—	236,703
Distributions to unitholders	(64,712)	(33,701)	(73,663)	(10,370)	—	(182,446)
Equity-based compensation	8,012	9,128	8,909	—	—	26,049
Issuance of common units upon vesting of equity-based compensation awards, net of units withheld for income taxes	9,555	(15,191)	—	—	—	(5,636)
Issuance of common units, net of offering costs	65,395	—	—	—		65,395
Sale of units held by Antero Resources to public	6,419	(6,419)	—	—	—	—
Balance at December 31, 2016	$1,458,410	$26,820	$(269,963)	$7,543	$—	$1,222,810

See accompanying notes to combined consolidated financial statements.

ANTERO MIDSTREAM PARTNERS LP

Combined Consolidated Statements of Cash Flows

Years Ended December 31, 2014, 2015, and 2016

(In thousands)

	2014	2015	2016
Cash flows provided by (used in) operating activities:
Net income	$127,875	$159,105	$236,703
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation	53,029	86,670	99,861
Accretion of contingent acquisition consideration	—	3,333	16,489
Equity-based compensation	11,618	22,470	26,049
Equity in earnings of unconsolidated affiliates	—	—	(485)
Distribution of earnings from unconsolidated affiliates	—	—	7,702
Amortization of deferred financing costs	135	1,144	1,814
Gain on sale of assets	—	—	(3,859)
Changes in assets and liabilities:
Accounts receivable–Antero Resources	(29,988)	(35,148)	1,573
Accounts receivable–third party	(5,574)	2,867	1,467
Prepaid expenses	(518)	518	(529)
Accounts payable	863	2,803	95
Accounts payable–Antero Resources	1,059	475	1,055
Accrued liabilities	10,934	15,441	(9,328)
Net cash provided by operating activities	169,433	259,678	378,607
Cash flows provided by (used in) investing activities:
Additions to gathering and compression systems	(553,582)	(320,002)	(228,100)
Additions to water handling and treatment systems	(200,116)	(132,633)	(188,220)
Amounts paid to Antero Resources for gathering and compression systems	(40,277)	—	—
Investment in unconsolidated affiliates	—	—	(75,516)
Proceeds from sale of assets	—	—	10,000
Change in other assets	(3,530)	7,180	3,673
Net cash used in investing activities	(797,505)	(445,455)	(478,163)
Cash flows provided by (used in) financing activities:
Deemed distribution to Antero Resources, net	(5,375)	(52,669)	—
Distributions to Antero Resources	(332,500)	(620,997)	—
Distributions to unitholders	—	(107,248)	(182,446)
Issuance of senior notes	—	—	650,000
Borrowings (repayments) on bank credit facilities, net	115,000	505,000	(410,000)
Issuance of common units, net of offering costs	1,087,224	240,703	65,395
Payments of deferred financing costs	(4,871)	(2,059)	(10,435)
Employee tax witholding for settlement of equity compensation awards	—	—	(5,636)
Other	(1,214)	(262)	(163)
Net cash provided by (used in) financing activities	858,264	(37,532)	106,715
Net increase (decrease) in cash and cash equivalents	230,192	(223,309)	7,159
Cash and cash equivalents, beginning of period	—	230,192	6,883
Cash and cash equivalents, end of period	$230,192	$6,883	$14,042
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$5,864	$7,765	$13,494
Supplemental disclosure of noncash investing activities:
Increase (decrease) in accrued capital expenditures and accounts payable for property and equipment	$37,596	$4,552	$(8,471)

See accompanying notes to combined consolidated financial statements.

ANTERO MIDSTREAM PARTNERS LP

Notes to Combined Consolidated Financial Statements

Years Ended December 31, 2014, 2015, and 2016

(1)  Business and Organization

Antero Midstream Partners LP (the “Partnership”) is a growth-oriented master limited partnership formed by Antero Resources Corporation (“Antero Resources”) to own, operate and develop midstream energy infrastructure primarily to service Antero Resources’ rapidly increasing production and completion activity in the Appalachian Basin’s Marcellus Shale and Utica Shale located in West Virginia and Ohio. The Partnership’s assets consist of gathering pipelines, compressor stations, processing and fractionation plants, and water handling and treatment assets, through which the Partnership provides midstream services to Antero Resources under long-term, fixed-fee contracts. The Partnership’s combined consolidated financial statements as of December 31, 2016, include the accounts of the Partnership, Antero Midstream LLC (“Midstream Operating”), Antero Water LLC Predecessor (“Antero Water”), Antero Treatment LLC (“Antero Treatment”), and Antero Midstream Finance Corporation (“Finance Corp”), all of which are entities under common control.

On September 23, 2015, Antero Resources contributed (the “Water Acquisition”) (i) all of the outstanding limited liability company interests of Antero Water to the Partnership and (ii) all of the assets, contracts, rights, permits and properties owned or leased by Antero Resources and used primarily in connection with the construction, ownership, operation, use or maintenance of Antero Resources’ advanced wastewater treatment complex under construction in Doddridge County, West Virginia, to Antero Treatment (collectively, (i) and (ii) are referred to herein as the “Contributed Assets”). Our results for periods prior to September 23, 2015 have been recast to include the historical results of Antero Water because the transaction was between entities under common control. Antero Water’s operations prior to the Water Acquisition consisted entirely of fresh water delivery operations.

References in these financial statements to “Predecessor,” “we,” “our,” “us” or like terms, when referring to periods prior to November 10, 2014, refer to Antero Resources’ gathering, compression and water assets, the Partnership’s predecessor for accounting purposes.  References to “the Partnership,” “we,” “our,” “us” or like terms, when referring to periods between November 10, 2014 and September 23, 2015 refer to the Partnership’s gathering and compression assets and Antero Resources’ water handling and treatment assets. References to “the Partnership,” “we,” “our,” “us” or like terms, when referring to periods since September 23, 2015 or when used in the present tense or prospectively, refer to the Partnership.

The Partnership’s gathering and processing assets consist of 8-, 12-, 16-, 20-, and 24-inch high and low pressure gathering pipelines, compressor stations, and processing and fractionation plants that collect and process natural gas, NGLs and oil from Antero Resources’ wells in West Virginia and Ohio. The Partnership’s water handling and treatment assets include two independent systems that deliver fresh water from sources including the Ohio River, local reservoirs as well as several regional waterways and other fluid handling assets which includes high rate transfer, wastewater transportation, disposal, and treatment.

(2)  Summary of Significant Accounting Policies

(a) Basis of Presentation

These combined consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”).  In the opinion of management, these statements include all adjustments considered necessary for a fair presentation of the Partnership’s financial position as of December 31, 2015 and 2016, and the results of our operations and our cash flows for the years ended December 31, 2014, 2015, and 2016.  The combined consolidated statements of operations and comprehensive income, partners’ capital, and cash flows for 2014 and the combined consolidated balance sheets, and the related combined consolidated statements of operations and comprehensive income, partners’ capital, and cash flows for 2015 have been prepared on a combined basis of accounting. The Partnership has no items of other comprehensive income or loss; therefore, net income is identical to comprehensive income.

ANTERO MIDSTREAM PARTNERS LP

Notes to Combined Consolidated Financial Statements (Continued)

Years Ended December 31, 2014, 2015, and 2016

Certain costs of doing business incurred by Antero Resources on our behalf have been reflected in the accompanying combined consolidated financial statements. These costs include general and administrative expenses attributed to us by Antero Resources in exchange for:

•	business services, such as payroll, accounts payable and facilities management;

•	corporate services, such as finance and accounting, legal, human resources, investor relations and public and regulatory policy; and

•	employee compensation, including equity‑based compensation.

Transactions between us and Antero Resources have been identified in the combined consolidated financial statements (see Note 3 – Transactions with Affiliates).

As of the date these combined consolidated financial statements were filed with the SEC, we completed our evaluation of potential subsequent events for disclosure (see Note 14 – Subsequent Events).

(b)Revenue Recognition

We provide gathering and compression and water handling and treatment services under fee-based contracts primarily based on throughput or cost plus margin. Under these arrangements, we receive fees for gathering oil and gas products, compression services, and water handling and treatment services. The revenue we earn from these arrangements is directly related to (1) in the case of natural gas gathering and compression, the volumes of metered natural gas that we gather, compress and deliver to natural gas compression sites or other transmission delivery points, (2) in the case of oil and condensate gathering, the volumes of metered oil and condensate that we gather and deliver to other transmission delivery points, (3) in the case of fresh water services, the quantities of fresh water delivered to our customers for use in their well completion operations, or (4) in the case of flowback and produced water, the third party out-of-pocket costs plus 3%. We recognize revenue when all of the following criteria are met: (1) persuasive evidence of an agreement exists, (2) services have been rendered, (3) prices are fixed or determinable and (4) collectability is reasonably assured.

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

(d)Cash and Cash Equivalents

Prior to September 23, 2015 Antero Water was owned and funded by Antero Resources. Net amounts funded by Antero Resources are reflected as “Deemed distribution to Antero Resources, net” on the accompanying statements of Combined Consolidated Cash Flows.

We consider all liquid investments purchased with an initial maturity of three months or less to be cash equivalents. The carrying value of cash and cash equivalents approximates fair value due to the short-term nature of these instruments.

ANTERO MIDSTREAM PARTNERS LP

Notes to Combined Consolidated Financial Statements (Continued)

Years Ended December 31, 2014, 2015, and 2016

(e)Property and Equipment

Property and equipment primarily consists of gathering pipelines, compressor stations and fresh water delivery pipelines and facilities stated at historical cost less accumulated depreciation. We capitalize construction-related direct labor and material costs. We also capitalize interest on capital costs related to the water treatment facility currently under construction. Maintenance and repair costs are expensed as incurred.

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

Our investment in property and equipment for the periods presented is as follows (in thousands):

	Estimated useful lives	As of December 31, 2015	As of December 31, 2016
Land	n/a	$3,430	$11,338
Fresh water surface pipelines and equipment	5 years	34,402	39,562
Above ground storage tanks	10 years	4,296	4,301
Fresh water permanent buried pipelines and equipment	20 years	410,202	443,453
Gathering and compression systems	20 years	1,291,871	1,551,771
Construction-in-progress	n/a	307,250	400,096
Total property and equipment		2,051,451	2,450,521
Less accumulated depreciation		(157,625)	(254,642)
Property and equipment, net		$1,893,826	$2,195,879

(f)Impairment of Long‑Lived Assets

We evaluate our long‑lived assets for impairment when events or changes in circumstances indicate that the related carrying values of the assets may not be recoverable.  Generally, the basis for making such assessments are undiscounted future cash flow projections for the unit being assessed.  If the carrying values of the assets are deemed not recoverable, the carrying values are reduced to the estimated fair value, which are based on discounted future cash flows or other techniques, as appropriate.  No impairments for such assets have been recorded through December 31, 2016.

(g)Asset Retirement Obligations

We are under no legal obligations, neither contractually nor under the doctrine of promissory estoppel, to restore or dismantle our gathering pipelines, compressor stations, water delivery pipelines and water treatment facility, currently under construction, upon abandonment. Our gathering pipelines, compressor stations and fresh water delivery pipelines and facilities have an indeterminate life, if properly maintained. Accordingly, we are not able to make a reasonable estimate of when future dismantlement and removal dates of our pipelines, compressor stations and facilities will occur. It has been determined by our operational management team that abandoning all other ancillary equipment, outside of the assets stated above, would require minimal costs. For the reasons stated

ANTERO MIDSTREAM PARTNERS LP

Notes to Combined Consolidated Financial Statements (Continued)

Years Ended December 31, 2014, 2015, and 2016

above, we have not recorded asset retirement obligations at December 31, 2015 or 2016.

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

(i)Equity‑Based Compensation

Our combined consolidated financial statements reflect various equity-based compensation awards granted by Antero Resources, as well as compensation expense associated with our own plan. These awards include profits interests awards, restricted stock, stock options, restricted units, and phantom units. For purposes of these combined consolidated financial statements, we recognized as expense in each period an amount allocated from Antero Resources, with the offset included in partners’ capital. See Note 3—Transactions with Affiliates for additional information regarding Antero Resources’ allocation of expenses to us.

In connection with the Initial Public Offering (“IPO”), Antero Resources Midstream Management LLC and its subsidiaries and affiliates (our “general partner”), adopted the Antero Midstream Partners LP Long-Term Incentive Plan (“Midstream LTIP”), pursuant to which certain non-employee directors of our general partner and certain officers, employees and consultants of our general partner and its affiliates are eligible to receive awards representing equity interests in the Partnership. An aggregate of 10,000,000 common units may be delivered pursuant to awards under the Midstream LTIP, subject to customary adjustments. For accounting purposes, these units are treated as if they are distributed from us to Antero Resources. Antero Resources recognizes compensation expense for the units awarded to its employees and a portion of that expense is allocated to us. See Note 6—Equity-Based Compensation.

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

Years Ended December 31, 2014, 2015, and 2016

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

The carrying values on our balance sheet of our cash and cash equivalents, accounts receivable—Antero Resources, accounts receivable—third party, prepaid expenses, other assets, accounts payable, accounts payable—Antero Resources, accrued liabilities, other current liabilities, other liabilities and the revolving credit facility approximate fair values due to their short-term maturities.

(l)Investment in Unconsolidated Entities

The Partnership uses the equity method to account for its investments in companies if the investment provides the Partnership with the ability to exercise significant influence over, but not control, the operating and financial policies of the investee. The Partnership’s consolidated net income includes the Partnership’s proportionate share of the net income or loss of such companies. The Partnership’s judgment regarding the level of influence over each equity method investee includes considering key factors such as the Partnership’s ownership interest, representation on the board of directors and participation in policy-making decisions of the investee and material intercompany transactions. See Note 11–Equity Method Investment.

(m)Recently Adopted Accounting Pronouncement

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

As a result of adopting this standard, we have reclassified cash outflows attributable to tax withholdings on the net settlement of equity-classified awards from operating cash flows to financing cash flows.

(3)  Transactions with Affiliates

(a)Revenues

All revenues earned, except revenues earned from third parties, were earned from Antero Resources, under various agreements for gathering and compression, water handling and treatment services and seconded employees.

(b)Accounts receivable—Antero Resources, and Accounts payable—Antero Resources

Accounts receivable—Antero Resources represents amounts due from Antero Resources, primarily related to gathering and compression services and water handling and treatment services. Accounts payable—Antero Resources represents amounts due to Antero Resources for general and administrative and other costs.

ANTERO MIDSTREAM PARTNERS LP

Notes to Combined Consolidated Financial Statements (Continued)

Years Ended December 31, 2014, 2015, and 2016

(c)Allocation of Costs

The employees supporting our operations are employees of Antero Resources. Direct operating expense includes allocated costs of $1.5 million, $3.0 million and $4.0 million during the year ended December 31, 2014, 2015, and 2016, respectively, related to labor charges for Antero Resources employees associated with the operation of our gathering lines and compressor stations. General and administrative expense includes allocated costs of $30.3 million, $44.2 million and $49.6 million during the year ended December 31, 2014, 2015, and 2016, respectively. These costs relate to: (i) various business services, including payroll processing, accounts payable processing and facilities management, (ii) various corporate services, including legal, accounting, treasury, information technology and human resources and (iii) compensation, including equity-based compensation (see Note 6—Equity-Based Compensation for more information). These expenses are charged or allocated to us based on the nature of the expenses and are allocated based on a combination of our proportionate share of Antero Resources’ gross property and equipment, capital expenditures and labor costs, as applicable.

(4)  Long‑term Debt

Long-term debt was as follows at December 31, 2015 and 2016 (in thousands):

	December 31,
	2015	2016
Revolving credit facility (a)	$620,000	$210,000
5.375% senior notes due 2024 (b)	—	650,000
Net unamortized debt issuance costs	—	(10,086)
	$620,000	$849,914

(a)Revolving Credit Facility

We have a secured revolving credit facility with a syndicate of bank lenders. The revolving credit facility provides for lender commitments of $1.5 billion and a letter of credit sublimit of $150 million. The revolving credit facility matures on November 10, 2019.

The revolving credit facility is ratably secured by mortgages on substantially all of our properties, including the properties of our subsidiaries, and guarantees from our subsidiaries. The revolving credit facility contains certain covenants including restrictions on indebtedness, and requirements with respect to leverage and interest coverage ratios. The revolving credit facility provides that, so long as no event of default exists or would be caused thereby, and only to the extent permitted by our organizational documents, distributions to the holders of our equity interests may be made in accordance with the cash distribution policy adopted by the board of directors of our general partner in connection with the IPO. The Partnership was in compliance with all of the financial covenants under the revolving credit facility as of December 31, 2015 and 2016.

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

At December 31, 2015 and 2016, we had borrowings under the revolving credit facility of $620 million and $210 million, respectively, with a weighted average interest rate of 1.92% and 2.23%, respectively. No letters of credit were outstanding at December 31, 2015 or 2016.

ANTERO MIDSTREAM PARTNERS LP

Notes to Combined Consolidated Financial Statements (Continued)

Years Ended December 31, 2014, 2015, and 2016

(b)5.375% Senior Notes Due 2024

On September 13, 2016, the Partnership and its wholly-owned subsidiary, Finance Corp, as co-issuers, issued $650 million in aggregate principal amount of 5.375% senior notes due September 15, 2024 (the “2024 Notes”) at par. The 2024 Notes are unsecured and effectively subordinated to the revolving credit facility to the extent of the value of the collateral securing the revolving credit facility. The 2024 Notes are fully and unconditionally guaranteed on a joint and several senior unsecured basis by the Partnership’s wholly-owned subsidiaries (other than Finance Corp) and certain of its future restricted subsidiaries. Interest on the 2024 Notes is payable on March 15 and September 15 of each year. The Partnership may redeem all or part of the 2024 Notes at any time on or after September 15, 2019 at redemption prices ranging from 104.031% on or after September 15, 2019 or 100.00% on or after September 15, 2022. In addition, prior to September 15, 2019, the Partnership may redeem up to 35% of the aggregate principal amount of the 2024 Notes with an amount of cash not greater than the net cash proceeds of certain equity offerings, if certain conditions are met, at a redemption price of 105.375% of the principal amount of the 2024 Notes, plus accrued and unpaid interest. At any time prior to September 15, 2019, the Partnership may also redeem the 2024 Notes, in whole or in part, at a price equal to 100% of the principal amount of the 2024 Notes plus  “make-whole” premium and accrued and unpaid interest. If the Partnership undergoes a change of control, the holders of the 2024 Notes will have the right to require the Partnership to repurchase all or a portion of the notes at a price equal to 101% of the principal amount of the 2024 Notes, plus accrued and unpaid interest.

(5)  Accrued Liabilities

Accrued liabilities as of December 31, 2015 and 2016 consisted of the following items (in thousands):

	December 31,
	2015	2016
Accrued capital expenditures	$50,022	$35,608
Accrued operating expenses	26,896	14,582
Accrued interest expense	82	10,613
Accrued ad valorem taxes	7,195	—
Other	1,190	838
	$85,385	$61,641

(6)  Equity-Based Compensation

Our general and administrative expenses include equity-based compensation costs allocated to us by Antero Resources for grants made pursuant to Antero Resources’ long-term incentive plan and the Midstream LTIP.  Equity‑based compensation expense allocated to us was $11.6 million, $22.5 million and $26.0 million for the year ended December 31, 2014, 2015 and 2016, respectively. These expenses were allocated to us based on our proportionate share of Antero Resources’ labor costs. Antero Resources has unamortized expense totaling approximately $183.5 million as of December 31, 2016 related to its various equity-based compensation plans, which includes the Midstream LTIP. A portion of this will be allocated to us as it is amortized over the remaining service period of the related awards.

Midstream LTIP

Our general partner manages our operations and activities and Antero Resources employs the personnel who provide support to our operations. In connection with the IPO, our general partner adopted the Midstream LTIP, pursuant to which non‑employee directors of our general partner and certain officers, employees and consultants of our general partner and its affiliates are eligible to receive awards representing ownership interests in

ANTERO MIDSTREAM PARTNERS LP

Notes to Combined Consolidated Financial Statements (Continued)

Years Ended December 31, 2014, 2015, and 2016

the Partnership. An aggregate of 10,000,000 common units may be delivered pursuant to awards under the Midstream LTIP, subject to customary adjustments.  A total of 7,937,930 common units are available for future grant under the Midstream LTIP as of December 31, 2016. Restricted units and phantom units granted under the Midstream LTIP vest subject to the satisfaction of service requirements, upon the completion of which common units in the Partnership are delivered to the holder of the restricted units or phantom units. Compensation related to each restricted unit and phantom unit award is recognized on a straight-line basis over the requisite service period of the entire award.  The grant date fair values of these awards are determined based on the closing price of the Partnership’s common units on the date of grant. These units are accounted for as if they are distributed by the Partnership to Antero Resources. Antero Resources recognizes compensation expense for the units awarded and a portion of that expense is allocated to the Partnership. Antero Resources allocates equity-based compensation expense to the Partnership based on our proportionate share of Antero Resources’ labor costs. The Partnership’s portion of the equity-based compensation expense is included in general and administrative expenses, and recorded as a credit to the applicable classes of partners’ capital.

A summary of restricted unit and phantom unit awards activity during the year ended December 31, 2016 is as follows:

		Weighted average	Aggregate
	Number of units	grant date fair value	intrinsic value (in thousands)
Total awarded and unvested—December 31, 2015	1,667,832	$28.97	$38,060
Granted	297,356	$21.41
Vested	(524,659)	$28.95
Forfeited	(108,568)	$28.66
Total awarded and unvested—December 31, 2016	1,331,961	$27.31	$41,131

Intrinsic values are based on the closing price of the Partnership’s common units on the referenced dates.  Midstream LTIP unamortized expense of $33.2 million at December 31, 2016 is expected to be recognized over a weighted average period of approximately 2.1 years and our proportionate share will be allocated to us as it is recognized. We paid $5.6 million in minimum statutory tax withholdings for restricted and phantom units that vested during 2016, which is included in the “Issuance of common units upon vesting of equity-based compensation awards, net of units withheld for income taxes” line item in the Combined Consolidated Statements of Partners’ Capital.

(7)  Partnership Equity and Distributions

Our Minimum Quarterly Distribution

Our partnership agreement provides for a minimum quarterly distribution of $0.17 per unit for each quarter, or $0.68 per unit on an annualized basis.

ANTERO MIDSTREAM PARTNERS LP

Notes to Combined Consolidated Financial Statements (Continued)

Years Ended December 31, 2014, 2015, and 2016

If cash distributions to our unitholders exceed $0.1955 per common unit in any quarter, our unitholders and the holders of our incentive distribution rights (“IDRs”), will receive distributions according to the following percentage allocations:

	Marginal Percentage
	Interest in
	Distributions
Total Quarterly Distribution		Holders of
Target Amount	Unitholders	IDRs
above $0.1955 up to $0.2125	85%	15%
above $0.2125 up to $0.2550	75%	25%
above $0.2550	50%	50%

General Partner Interest

Our general partner owns a non‑economic general partner interest in us, which does not entitle it to receive cash distributions. However, our general partner controls the holder of the IDRs and may in the future own common units or other equity interests in us and will be entitled to receive distributions on any such interests.

Subordinated Units

Antero Resources was issued all of our subordinated units in connection with our IPO. The principal difference between our common units and subordinated units was that, for any quarter during the subordination period, holders of the subordinated units were not entitled to receive any distribution from operating surplus until the common units had received the minimum quarterly distribution from operating surplus for such quarter plus any arrearages in the payment of the minimum quarterly distribution from prior quarters. Subordinated units did not accrue arrearages. Under the terms of our partnership agreement, the subordination period was to end on the first business day after distributions from operating surplus equaled or exceeded $1.02 per unit (150% of the annualized minimum quarterly distribution) on all outstanding common units and subordinated units for a four-quarter period immediately preceding that date

On January 11, 2017, the board of directors of our general partner declared a cash distribution of $0.28 per unit for the quarter ended December 31, 2016. The distribution was paid on February 8, 2017 to unitholders of record as of February 1, 2017. Upon payment of this distribution, the requirements for the conversion of all subordinated units were satisfied under our partnership agreement. As a result, effective February 9, 2017, the 75,940,957 subordinated units owned by Antero Resources were converted into common units on a one-for-one basis and thereafter will participate on terms equal with all other common units in distributions of available cash. The conversion did not impact the amount of the cash distributions paid by the Partnership or the total units outstanding

ANTERO MIDSTREAM PARTNERS LP

Notes to Combined Consolidated Financial Statements (Continued)

Years Ended December 31, 2014, 2015, and 2016

The following table details all distributions paid or declared as of the date of this filing (in thousands, except per unit data):

			Distributions
			Limited Partners
Quarter and Year	Record Date	Distribution Date	Common unitholders	Subordinated unitholders	General partner (IDRs)	Total	Distributions per limited partner unit
Q4 2014	February 13, 2015	February 27, 2015	$7,161	$7,161	$-	$14,322		$0.0943
Q1 2015	May 13, 2015	May 27, 2015	$13,669	$13,669	$-	$27,338		$0.1800
Q2 2015	August 13, 2015	August 27, 2015	$14,429	$14,429	$-	$28,858		$0.1900
Q3 2015	November 11, 2015	November 30, 2015	$20,470	$15,568	$295	$36,333		$0.2050
*	November 12, 2015	November 20, 2015	$397	$-	$-	$397	$	*
	Total 2015		$56,126	$50,827	$295	$107,248

Q4 2015	February 15, 2016	February 29, 2016	$22,048	$16,708	$969	$39,725		$0.2200
Q1 2016	May 11, 2016	May 25, 2016	$23,556	$17,846	$1,850	$43,252		$0.2350
Q2 2016	August 10, 2016	August 24, 2016	$25,059	$18,985	$2,731	$46,775		$0.2500
Q3 2016	November 10, 2016	November 24, 2016	$26,901	$20,124	$4,820	$51,845		$0.2650
*	November 12, 2016	November 18, 2016	$849	$-	$-	$849	$	*
	Total 2016		$98,413	$73,663	$10,370	$182,446

*Distribution equivalent rights on units that vested related to limited partner common units.

See Note 14 –  Subsequent Events for information on the Q4 2016 distribution.

(8)  Net Income Per Limited Partner Unit

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

Basic earnings per unit is computed by dividing net earnings attributable to unitholders by the weighted average number of units outstanding during each period. Diluted net income per limited partner unit reflects the potential dilution that could occur if agreements to issue common units, such as awards under long-term incentive plans, were exercised, settled or converted into common units. When it is determined that potential common units

ANTERO MIDSTREAM PARTNERS LP

Notes to Combined Consolidated Financial Statements (Continued)

Years Ended December 31, 2014, 2015, and 2016

resulting from an award should be included in the diluted net income per limited partner unit calculation, the impact is reflected by applying the treasury stock method. Earnings per common unit assuming dilution for the year ended December 31, 2016 was calculated based on the diluted weighted average number of units outstanding of 100,860,164, including 153,846 dilutive units attributable to non-vested restricted unit and phantom unit awards. For the year ended December 31, 2016, there were no non-vested phantom unit and restricted unit awards that were anti-dilutive and therefore excluded from the calculation of diluted earnings per unit.

The Partnership’s calculation of net income per common and subordinated unit for the periods indicated is as follows (in thousands, except per unit data):

	Year Ended December 31,
	2014	2015	2016

Net income	$127,875	$159,105	$236,703
Less:
Pre-IPO net income attributed to parent	(98,219)	—	—
Pre-Water Acquisition net income attributed to parent	(22,234)	(40,193)	—
General partner interest in net income attributable to incentive distribution rights	—	(1,264)	(16,944)
Limited partner interest in net income	$7,422	$117,648	$219,759

Net income allocable to common units - basic and diluted	$3,711	$62,421	$125,241
Net income allocable to subordinated units - basic and diluted	3,711	55,227	94,518
Limited partner interest in net income - basic and diluted	$7,422	$117,648	$219,759

Net income per limited partner unit - basic and diluted
Common units	$0.05	$0.76	$1.24
Subordinated units	$0.05	$0.73	$1.24

Weighted average limited partner units outstanding - basic
Common units	75,941	82,538	100,706
Subordinated units	75,941	75,941	75,941

Weighted average limited partner units outstanding - diluted
Common units	75,941	82,586	100,860
Subordinated units	75,941	75,941	75,941

ANTERO MIDSTREAM PARTNERS LP

Notes to Combined Consolidated Financial Statements (Continued)

Years Ended December 31, 2014, 2015, and 2016

(9)  Sale of Common Units Under Equity Distribution Agreement

During the third quarter of 2016, the Partnership entered into an Equity Distribution Agreement (the “Distribution Agreement”), pursuant to which the Partnership may sell, from time to time through brokers acting as its sales agents, common units representing distribution limited partner interest having an aggregate offering price of up to $250 million. The program is registered with the SEC on an effective registration statement on Form S-3. Sales of the common units may be made by means of ordinary brokers’ transactions on the New York Stock Exchange, at market prices, in block transactions, or as otherwise agreed to between the Partnership and the sales agents. Proceeds are expected to be used for general partnership purposes, which may include repayment of indebtedness and funding working capital or capital expenditures. The Partnership is under no obligation to offer and sell common units under the Distribution Agreement.

During the year ended December 31, 2016, the Partnership issued and sold 2,391,595 common units under the Distribution Agreement, resulting in net proceeds of $65.4 million. As of December 31, 2016, the Partnership had the capacity to issue additional common units under the Distribution Agreement up to an aggregate sales price of $183.8 million.

(10) Fair Value Measurement

In connection with the Water Acquisition, we have agreed to pay Antero Resources (a) $125 million in cash if the Partnership delivers 176,295,000 barrels or more of fresh water during the period between January 1, 2017 and December 31, 2019 and (b) an additional $125 million in cash if the Partnership delivers 219,200,000 barrels or more of fresh water during the period between January 1, 2018 and December 31, 2020. This contingent consideration liability is valued based on Level 3 inputs.

The following table provides a reconciliation of changes in Level 3 financial liabilities measured at fair value on a recurring basis for the periods shown below (in thousands):

Contingent acquisition consideration - December 31, 2014	$—
Initial estimate upon acquisition	174,716
Accretion	3,333
Contingent acquisition consideration - December 31, 2015	$178,049
Accretion	16,489
Contingent acquisition consideration - December 31, 2016	$194,538

We account for contingent consideration in accordance with applicable accounting guidance pertaining to business combinations. We are contractually obligated to pay Antero Resources contingent consideration in connection with the Water Acquisition, and therefore recorded this contingent consideration liability at the time of the Water Acquisition. We update our assumptions each reporting period based on new developments and adjust such amounts to fair value based on revised assumptions, if applicable, until such consideration is satisfied through payment upon achievement of the specified objectives or it is eliminated upon failure to achieve the specified objectives.

As of December 31, 2016, we expect to pay the entire amount of the contingent consideration amounts in 2019 and 2020. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy. The fair value of the contingent consideration liability associated with future milestone payments was based on the risk adjusted present value of the contingent consideration payout.

ANTERO MIDSTREAM PARTNERS LP

Notes to Combined Consolidated Financial Statements (Continued)

Years Ended December 31, 2014, 2015, and 2016

(11)Equity Method Investment

Our combined consolidated net income includes the Partnership’s proportionate share of the net income (loss) of equity method investees. When the Partnership records its proportionate share of net income (loss), it increases (decreases) equity income in the combined consolidated statements of operations and comprehensive income and the carrying value of that investment. The Partnership uses the equity method of accounting to account for its investment in Stonewall Gas Gathering LLC (“Stonewall”) because it is a limited liability company, which maintains separate capital accounts, and the Partnership exercises significant influence over the entity. Our judgment regarding the level of influence over the Stonewall investment includes considering key factors such as the Partnership’s ownership interest, representation on the board of directors and participation in policy-making decisions of Stonewall.

The Partnership invested in Stonewall in 2016 and had no investment in Stonewall or related equity in earnings in 2015. The carrying value of the Partnership’s investment in Stonewall was $68.3 million, net of distributions received in 2016 of $7.7 million, at December 31, 2016, and is included in the “Investment in unconsolidated affiliates” line item on the condensed combined consolidated balance sheet. The Partnership’s share of Stonewall’s net income was $0.5 million for the year ended December 31, 2016, and is included in “Equity in earnings of unconsolidated affiliates” on the condensed combined statement of operations and comprehensive income.

(12) Reporting Segments

The Partnership’s operations are located in the United States and are organized into two reporting segments: (1) gathering and processing and (2) water handling and treatment.

Gathering and Processing

The gathering and processing segment includes a network of gathering pipelines, compressor stations, and processing and fractionation plants that collect and process natural gas, NGLs and oil from Antero Resources’ wells in West Virginia and Ohio.

Water Handling and Treatment

The Partnership’s water handling and treatment segment includes two independent systems that deliver fresh water from sources including the Ohio River, local reservoirs as well as several regional waterways. The water handling and treatment segment also includes other fluid handling services which includes, high rate transfer, wastewater transportation, disposal and treatment. See Note 2 – Summary of Significant Accounting Policies, Property and Equipment.

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

ANTERO MIDSTREAM PARTNERS LP

Notes to Combined Consolidated Financial Statements (Continued)

Years Ended December 31, 2014, 2015, and 2016

		Water
	Gathering and	Handling and	Consolidated
	Processing	Treatment	Total
Year ended December 31, 2014
Revenues:
Revenue - Antero Resources	$95,746	$162,283	$258,029
Revenue - third-party	-	8,245	8,245
Total revenues	$95,746	$170,528	$266,274

Operating expenses:
Direct operating	15,470	33,351	48,821
General and administrative (before equity-based compensation)	13,416	5,332	18,748
Equity-based compensation	8,619	2,999	11,618
Depreciation	36,789	16,240	53,029
Total expenses	74,294	57,922	132,216

Operating income	$21,452	$112,606	$134,058

Total assets	$1,395,121	$421,489	$1,816,610
Additions to property and equipment	$553,582	$200,116	$753,698

Year ended December 31, 2015
Revenues:
Revenue - Antero Resources	$230,210	$155,954	$386,164
Revenue - third-party	382	778	1,160
Total revenues	230,592	156,732	387,324

Operating expenses:
Direct operating	25,783	53,069	78,852
General and administrative (before equity-based compensation)	22,608	6,128	28,736
Equity-based compensation	17,840	4,630	22,470
Depreciation	60,838	25,832	86,670
Accretion of contingent acquisition consideration	-	3,333	3,333
Total expenses	127,069	92,992	220,061

Operating income	$103,523	$63,740	$167,263

Total assets	$1,428,796	$551,236	$1,980,032
Additions to property and equipment	$320,002	$132,633	$452,635

Year ended December 31, 2016
Revenues:
Revenue - Antero Resources	$303,250	$282,267	$585,517
Revenue - third-party	835	-	835
Gain on sale of assets	3,859	-	3,859
Total revenues	307,944	282,267	590,211

Operating expenses:
Direct operating	27,289	134,298	161,587
General and administrative (before equity-based compensation)	20,118	7,996	28,114
Equity-based compensation	19,714	6,335	26,049
Depreciation	69,962	29,899	99,861
Accretion of contingent acquisition consideration	-	16,489	16,489
Total expenses	137,083	195,017	332,100

Operating income	$170,861	$87,250	$258,111

Total assets	$1,734,208	$615,687	$2,349,895
Additions to property and equipment	$228,100	$188,220	$416,320

ANTERO MIDSTREAM PARTNERS LP

Notes to Combined Consolidated Financial Statements (Continued)

Years Ended December 31, 2014, 2015, and 2016

(13) Quarterly Financial Information (Unaudited)

The Partnership’s combined consolidated financial statements have been retrospectively recast for all periods presented prior to the fourth quarter of 2015 to include the historical results of Antero Water because the Water Acquisition was between entities under common control. See Note 1 – Business and Organization.

Our quarterly financial information for the years ended December 31, 2015 and 2016 is as follows (in thousands, except per unit data):

	First	Second	Third	Forth
	quarter	quarter	quarter	quarter
	(unaudited)
Year ended December 31, 2015
Total operating revenues	$85,834	$88,093	$81,704	$131,693
Total operating expenses	51,923	51,333	37,012	79,793
Operating income	33,911	36,760	44,692	51,900
Net income	32,325	35,124	42,648	49,008
Less: Pre-Water Acquisition net income attributed to parent	(16,678)	(15,674)	(7,841)	—
Less: general partner's interest in net income			(295)	(969)
Net income attributable to limited partner units	$15,647	$19,450	$34,512	$48,039
Net income per limited partner unit:
Basic and Diluted:
Common units	$0.10	$0.13	$0.23	$0.27
Subordinated units	$0.10	$0.13	$0.22	$0.27

Year ended December 31, 2016
Total operating revenues	$136,072	$136,810	$150,475	$166,854
Total operating expenses	89,452	83,503	76,192	82,953
Operating income	46,620	53,307	74,283	83,901
Net income	42,916	49,912	70,524	73,351
Less: general partner's interest in net income	(1,850)	(2,731)	(4,806)	(7,557)
Net income attributable to limited partner units	$41,066	$47,181	$65,718	$65,794
Net income per limited partner unit:
Basic and Diluted:
Common units	$0.23	$0.27	$0.37	$0.37
Subordinated units	$0.23	$0.27	$0.37	$0.37

(14) Subsequent Events

Antero Midstream Distributions

On January 11, 2017, the board of directors of our general partner declared a cash distribution of $0.28 per unit for the quarter ended December 31, 2016. The distribution was paid on February 8, 2017 to unitholders of record as of February 1, 2017. Upon payment of this distribution, the requirements for the conversion of all subordinated units were satisfied under our partnership agreement. As a result, effective February 9, 2017, the 75,940,957 subordinated units owned by Antero Resources were converted into common units on a one-for-one basis and thereafter will participate on terms equal with all other common units in distributions of available cash. The conversion did not impact the amount of the cash distributions paid by the Partnership or the total units outstanding.

ANTERO MIDSTREAM PARTNERS LP

Notes to Combined Consolidated Financial Statements (Continued)

Years Ended December 31, 2014, 2015, and 2016

Joint Venture – Sherwood Processing Facility

On February 6, 2017, we formed a joint venture to develop processing and fractionation assets in Appalachia (the “Joint Venture”) with MarkWest Energy Partners, L.P. (“MarkWest”), a wholly owned subsidiary of MPLX, LP. We and MarkWest each own a 50% interest in the Joint Venture and MarkWest will operate the Joint Venture assets. The Joint Venture assets will consist of processing plants in West Virginia, and C3+ fractionation capacity in Ohio. The Joint Venture will own a one third interest in a recently commissioned MarkWest fractionator in Ohio. We contributed approximately $155 million to the Joint Venture in connection with its formation.

In conjunction with the Joint Venture, on February 10, 2017 we issued we issued 6,900,000 common units, including the underwriters’ purchase option, resulting in net proceeds of approximately $223 million (the “Offering”). We used the proceeds from the Offering to repay outstanding borrowings under our revolving credit facility incurred to fund the investment in the Joint Venture, and for general partnership purposes.