Form 10-Q
period 2017-03-31
Antero Midstream Partners LP
filed 2017-05-08
CIK 1598968

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company) Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  ☐ Yes  ☒ No

As of May 4, 2017, there were 185,841,994 common units outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Some of the information in this report may contain forward-looking statements. Forward-looking statements give our current expectations, contain projections of results of operations or of financial condition, or forecasts of future events. Words such as “may,” “assume,” “forecast,” “position,” “predict,” “strategy,” “expect,” “intend,” “plan,” “estimate,” “anticipate,” “believe,” “project,” “budget,” “potential,” or “continue,” and similar expressions are used to identify forward-looking statements. They can be affected by assumptions used or by known or unknown risks or uncertainties. Consequently, no forward-looking statements can be guaranteed. When considering these forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this report. Actual results may vary materially. You are cautioned not to place undue reliance on any forward-looking statements. You should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties. Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements include:

•	Antero Resources Corporation’s expected production and ability to meet its drilling and development plan;
•	our ability to execute our business strategy;
•	our ability to realize the anticipated benefits of our processing and fractionation joint venture with MarkWest Energy Partners, L.P.;
•	natural gas, natural gas liquids (“NGLs”) and oil prices;
•	competition and government regulations;
•	actions taken by third-party producers, operators, processors and transporters;
•	legal or environmental matters;
•	costs of conducting our gathering and compression operations;
•	general economic conditions;
•	credit markets;
•	operating hazards, natural disasters, weather-related delays, casualty losses and other matters beyond our control;
•	uncertainty regarding our future operating results; and
•	plans, objectives, expectations and intentions in this Form 10-Q that are not historical.

We caution you that these forward-looking statements are subject to all of the risks and uncertainties, most of which are difficult to predict and many of which are beyond our control, incidental to our business. These risks include, but are not limited to, commodity price volatility, inflation, environmental risks, drilling and completion and other operating risks, regulatory changes, the uncertainty inherent in projecting future rates of production, cash flow and access to capital, the timing of development expenditures, and the other risks described under the heading “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016 (the “2016 Form 10-K”) on file with the Securities and Exchange Commission (“SEC”) and in “Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q.

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

Except as otherwise required by applicable law, we disclaim any duty to update any forward-looking statements, all of which are expressly qualified by the statements in this section, to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q.

PART I—FINANCIAL INFORMATION

ANTERO MIDSTREAM PARTNERS LP

Condensed Consolidated Balance Sheets

December 31, 2016 and March 31, 2017

(Unaudited)

(In thousands)

	December 31, 2016	March 31, 2017
Assets
Current assets:
Cash and cash equivalents	$14,042	—
Accounts receivable–Antero Resources	64,139	71,500
Accounts receivable–third party	1,240	1,200
Prepaid expenses	529	498
Total current assets	79,950	73,198
Property and equipment:
Gathering systems and facilities	1,705,839	1,767,741
Water handling and treatment systems	744,682	771,239
	2,450,521	2,538,980
Less accumulated depreciation	(254,642)	(282,178)
Property and equipment, net	2,195,879	2,256,802
Investment in unconsolidated affiliates	68,299	230,419
Other assets, net	5,767	11,274
Total assets	$2,349,895	2,571,693
Liabilities and Partners' Capital
Current liabilities:
Accounts payable	$16,979	13,512
Accounts payable–Antero Resources	3,193	2,428
Accrued liabilities	61,641	47,083
Other current liabilities	200	187
Total current liabilities	82,013	63,210
Long-term liabilities:
Long-term debt	849,914	840,179
Contingent acquisition consideration	194,538	198,064
Other	620	567
Total liabilities	1,127,085	1,102,020

Partners' capital:
Common unitholders - public (70,020 units and 76,924 units issued and outstanding at December 31, 2016 and March 31, 2017, respectively)	1,458,410	1,689,681
Common unitholder - Antero Resources (32,929 units and 108,870 units issued and outstanding at December 31, 2016 and March 31, 2017, respectively)	26,820	(231,561)
Subordinated unitholder - Antero Resources (75,941 and zero units issued and outstanding at December 31, 2016 and March 31, 2017, respectively)	(269,963)	—
General partner	7,543	11,553
Total partners' capital	1,222,810	1,469,673
Total liabilities and partners' capital	$2,349,895	2,571,693

See accompanying notes to condensed consolidated financial statements.

ANTERO MIDSTREAM PARTNERS LP

Condensed Consolidated Statements of Operations and Comprehensive Income

Three Months Ended March 31, 2016 and 2017

(Unaudited)

(In thousands, except per unit amounts)

	Three Months Ended March 31,
	2016	2017

Revenue:
Gathering and compression–Antero Resources	$69,359	91,524
Water handling and treatment–Antero Resources	66,439	83,110
Gathering and compression–third party	275	135
Total revenue	136,073	174,769
Operating expenses:
Direct operating	49,141	47,554
General and administrative (including $5,972 and $6,286 of equity-based compensation in 2016 and 2017, respectively)	13,091	14,457
Depreciation	23,823	27,536
Accretion of contingent acquisition consideration	3,396	3,526
Total operating expenses	89,451	93,073
Operating income	46,622	81,696
Interest expense, net	(3,704)	(8,836)
Equity in earnings of unconsolidated affiliates	—	2,231
Net income and comprehensive income	42,918	75,091
Net income attributable to incentive distribution rights	(1,850)	(11,553)
Limited partners' interest in net income	$41,068	63,538

Net income per limited partner unit - basic and diluted	$0.23	0.35

Weighted average limited partner units outstanding - basic	176,154	183,033
Weighted average limited partner units outstanding - diluted	176,160	183,447

See accompanying notes to condensed consolidated financial statements.

ANTERO MIDSTREAM PARTNERS LP

Condensed Consolidated Statements of Partners’ Capital

Three Months Ended March 31, 2017

(Unaudited)

(In thousands)

	Limited Partners
	Common Unitholders Public	Common Unitholder Antero Resources	Subordinated Unitholder Antero Resources	General Partner	Total Partners' Capital
Balance at December 31, 2016	$1,458,410	26,820	(269,963)	7,543	1,222,810
Net income and comprehensive income	25,609	37,929	—	11,553	75,091
Distributions to unitholders	(19,606)	(30,484)	—	(7,543)	(57,633)
Conversion of subordinated units to common units	—	(269,963)	269,963	—	—
Equity-based compensation	2,149	4,137	—	—	6,286
Issuance of common units, net of offering costs	223,119	—	—	—	223,119
Balance at March 31, 2017	$1,689,681	(231,561)	—	11,553	1,469,673

See accompanying notes to condensed consolidated financial statements.

ANTERO MIDSTREAM PARTNERS LP

Condensed Consolidated Statements of Cash Flows

Three Months Ended March 31, 2016 and 2017

(Unaudited)

(In thousands)

	Three months ended March 31,
	2016	2017
Cash flows from operating activities:
Net income	$42,918	75,091
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation	23,823	27,536
Accretion of contingent acquisition consideration	3,396	3,526
Equity-based compensation	5,972	6,286
Equity in earnings of unconsolidated affiliates	—	(2,231)
Amortization of deferred financing costs	366	631
Changes in assets and liabilities:
Accounts receivable–Antero Resources	2,267	(7,361)
Accounts receivable–third party	1,415	40
Prepaid expenses	(336)	31
Accounts payable	116	2,504
Accounts payable–Antero Resources	1,598	(765)
Accrued liabilities	813	(5,540)
Net cash provided by operating activities	82,348	99,748
Cash flows used in investing activities:
Additions to gathering systems and facilities	(48,686)	(66,559)
Additions to water handling and treatment systems	(37,036)	(36,954)
Investment in unconsolidated affiliates	—	(159,889)
Change in other assets	(9,270)	(5,874)
Net cash used in investing activities	(94,992)	(269,276)
Cash flows provided by financing activities:
Distributions to unitholders	(39,725)	(57,633)
Borrowings (repayments) on bank credit facilities, net	60,000	(10,000)
Issuance of common units, net of offering costs	—	223,119
Other	(36)	—
Net cash provided by financing activities	20,239	155,486
Net increase (decrease) in cash and cash equivalents	7,595	(14,042)
Cash and cash equivalents, beginning of period	6,883	14,042
Cash and cash equivalents, end of period	$14,478	—
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$3,686	19,668
Supplemental disclosure of noncash investing activities:
Decrease in accrued capital expenditures and accounts payable for property and equipment	$27,640	14,989

See accompanying notes to condensed consolidated financial statements.

ANTERO MIDSTREAM PARTNERS LP

Notes to Condensed Consolidated Financial Statements

December 31, 2016 and March 31, 2017

(1) Business and Organization

Antero Midstream Partners LP (the “Partnership”) is a growth-oriented master limited partnership formed by Antero Resources Corporation (“Antero Resources”) to own, operate and develop midstream energy infrastructure primarily to service Antero Resources’ rapidly increasing production and completion activity in the Appalachian Basin’s Marcellus Shale and Utica Shale located in West Virginia and Ohio. The Partnership’s assets consist of gathering pipelines, compressor stations, and water handling and treatment assets, through which the Partnership provides midstream services to Antero Resources under long-term, fixed-fee contracts. The Partnership’s condensed consolidated financial statements as of March 31, 2017, include the accounts of the Partnership and its 100% owned operating subsidiaries: Antero Midstream LLC (“Midstream Operating”), Antero Water LLC (“Antero Water”), and Antero Treatment LLC (“Antero Treatment”). The condensed consolidated financial statements also include the accounts of Antero Midstream Finance Corporation (“Finance Corp”), the co-issuer of the Partnership’s senior notes. The Partnership’s 100% owned operating subsidiaries fully and unconditionally guarantee the Partnership’s outstanding debt securities on a joint and several basis. The Partnership has no independent assets or operations and there are no restrictions on the ability of the Partnership to obtain funds from its 100% owned subsidiaries by dividend or loan.

The Partnership also has a 15% equity interest in the gathering system of Stonewall Gas Gathering LLC (“Stonewall”) and a 50% interest in a joint venture to develop processing and fractionation assets with MarkWest Energy Partners, L.P. (“MarkWest”). See Note 11 – Equity Method Investments.

The Partnership’s financial statements are consolidated with the financial statements of Antero Resources (NYSE: AR), our primary beneficiary, for financial reporting purposes. See Note 13 – Subsequent Events for information regarding our general partner.

(2)Summary of Significant Accounting Policies

(a) Basis of Presentation

These condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC applicable to interim financial information and should be read in the context of the December 31, 2016 consolidated financial statements and notes thereto for a more complete understanding of the Partnership’s operations, financial position, and accounting policies.  The December 31, 2016 consolidated financial statements have been filed with the SEC in the Partnership’s 2016 Form 10-K.

The accompanying unaudited condensed consolidated financial statements of the Partnership have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, and, accordingly, do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting of normal and recurring accruals) considered necessary to present fairly the Partnership’s financial position as of December 31, 2016 and March 31, 2017, the results of its operations for the three months ended March 31, 2016 and 2017, and its cash flows for the three months ended March 31, 2016 and 2017. The Partnership has no items of other comprehensive income or loss; therefore, its net income or loss is identical to its comprehensive income or loss. The Partnership’s statement of cash flows for the three months ended March 31, 2016 includes reclassifications within current liabilities that were made to conform to the three months ended March 31, 2017 presentation. The Partnership’s statement of operations and comprehensive income (loss) for the three months ended March 31, 2016 includes reclassifications within operating expenses that were made to conform to the three months ended March 31, 2017 presentation.

Certain costs of doing business which are incurred by Antero Resources on our behalf have been reflected in the accompanying condensed consolidated financial statements. These costs include general and administrative expenses attributed to us by Antero Resources in exchange for:

•	business services, such as payroll, accounts payable and facilities management;
•	corporate services, such as finance and accounting, legal, human resources, investor relations and public and regulatory policy; and

ANTERO MIDSTREAM PARTNERS LP

Notes to Condensed Consolidated Financial Statements

December 31, 2016 and March 31, 2017

•	employee compensation, including equity‑based compensation.

Transactions between us and Antero Resources have been identified in the condensed consolidated financial statements (see Note 3—Transactions with Affiliates).

As of the date these condensed consolidated financial statements were filed with the SEC, the Partnership completed its evaluation of potential subsequent events for disclosure and no items requiring disclosure were identified, except the declaration of a cash distribution to unitholders, as described in Note 7—Partnership Equity and Distributions.

(b)Revenue Recognition

We provide gathering and compression and water handling and treatment services under fee-based contracts based on throughput or cost plus a margin. Under these arrangements, we receive fees for gathering oil and gas products, compression services, and water handling and treatment services. We recognize revenue when all of the following criteria are met: (1) persuasive evidence of an agreement exists, (2) services have been rendered, (3) prices are fixed or determinable and (4) collectability is reasonably assured.

(c) Use of Estimates

The preparation of the condensed consolidated financial statements and notes in conformity with GAAP requires that management formulate estimates and assumptions that affect revenues, expenses, assets, liabilities and the disclosure of contingent assets and liabilities. Items subject to estimates and assumptions include the useful lives of property and equipment and valuation of accrued liabilities, among others. Although management believes these estimates are reasonable, actual results could differ from these estimates.

(d)Cash and Cash Equivalents

We consider all liquid investments purchased with an initial maturity of three months or less to be cash equivalents. The carrying value of cash and cash equivalents approximates fair value due to the short-term nature of these instruments.

From time to time, we may be in a position of a “book overdraft” in which outstanding checks exceed cash and cash equivalents. We classify book overdrafts within accounts payable within our condensed consolidated balance sheet, and classify the change in accounts payable associated with book overdrafts as an operating activity within our condensed consolidated statement of cash flows.

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

ANTERO MIDSTREAM PARTNERS LP

Notes to Condensed Consolidated Financial Statements

December 31, 2016 and March 31, 2017

Our investment in property and equipment was as follows as of December 31, 2016 and March 31, 2017 (in thousands):

	Estimated useful lives	December 31, 2016	March 31, 2017
Land	n/a	$11,338	12,786
Fresh water surface pipelines and equipment	5 years	39,562	40,402
Above ground storage tanks	10 years	4,301	4,301
Fresh water permanent buried pipelines and equipment	20 years	443,453	462,410
Gathering systems and facilities	20 years	1,551,771	1,629,761
Construction-in-progress	n/a	400,096	389,320
Total property and equipment		2,450,521	2,538,980
Less accumulated depreciation		(254,642)	(282,178)
Property and equipment, net		$2,195,879	2,256,802

(f)Equity‑Based Compensation

Our condensed consolidated financial statements reflect various equity-based compensation awards granted by Antero Resources, as well as equity-based compensation awards associated with our own plan. These awards include restricted stock, stock options, and phantom units. For purposes of these condensed consolidated financial statements, we recognized as expense in each period an amount allocated from Antero Resources, with the offset included in partners’ capital. See Note 3—Transactions with Affiliates for additional information regarding Antero Resources’ allocation of expenses to us.

Antero Midstream GP LP (“AMGP”), the sole member of Antero Midstream Partners GP LLC (our “general partner”), has adopted the Antero Midstream Partners LP Long-Term Incentive Plan (“Midstream LTIP”), pursuant to which certain non-employee directors of our general partner and certain officers, employees and consultants of our general partner and its affiliates are eligible to receive awards representing equity interests in the Partnership. An aggregate of 10,000,000 common units may be delivered pursuant to awards under the Midstream LTIP, subject to customary adjustments. For accounting purposes, these units are treated as if they are distributed from us to Antero Resources. Antero Resources recognizes compensation expense for the units awarded to its employees and a portion of that expense is allocated to us. See Note 6—Equity-Based Compensation.

(g)Income Taxes

Our condensed consolidated financial statements do not include a provision for income taxes as we are treated as a partnership for federal and state income tax purposes, with each partner being separately taxed on its share of taxable income.

(h)Fair Value Measures

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

ANTERO MIDSTREAM PARTNERS LP

Notes to Condensed Consolidated Financial Statements

December 31, 2016 and March 31, 2017

(i) Investment in Unconsolidated Affiliates

The Partnership uses the equity method to account for its investments in companies if the investment provides the Partnership with the ability to exercise significant influence over, but not control, the operating and financial policies of the investee. The Partnership’s consolidated net income includes the Partnership’s proportionate share of the net income or loss of such companies. The Partnership’s judgment regarding the level of influence over each equity method investee includes considering key factors such as the Partnership’s ownership interest, representation on the board of directors and participation in policy-making decisions of the investee and material intercompany transactions. See Note 11–Equity Method Investments.

(3)Transactions with Affiliates

(a)Revenues

All revenues earned, except revenues earned from third parties, were earned from Antero Resources, under various agreements for gathering and compression and water services.

(b)Accounts receivable—Antero Resources and Accounts payable—Antero Resources

Accounts receivable—Antero Resources represents amounts due from Antero Resources, primarily related to gathering and compression services and water handling and treatment services. Accounts payable—Antero Resources represents amounts due to Antero Resources for general and administrative expenses, seconded employees, and other costs.

(c)Allocation of Costs

The employees supporting our operations are employees of Antero Resources. Direct operating expense includes allocated costs of $0.9 million and $1.2 million during the three months ended March 31, 2016 and 2017, respectively, related to labor charges for Antero Resources employees associated with the operation of our gathering lines, compressor stations, and water handling and treatment assets. General and administrative expense includes allocated costs of $12.4 million and $13.0 million during the three months ended March 31, 2016 and 2017, respectively. These costs relate to: (i) various business services, including payroll processing, accounts payable processing and facilities management, (ii) various corporate services, including legal, accounting, treasury, information technology and human resources and (iii) compensation, including equity-based compensation (see Note 6—Equity-Based Compensation for more information). These expenses are charged or allocated to us based on the nature of the expenses and are allocated based on a combination of our proportionate share of gross property and equipment, capital expenditures and labor costs, as applicable.

(4)Long-Term Debt

Long-term debt was as follows at December 31, 2016 and March 31, 2017 (in thousands):

	December 31, 2016	March 31, 2017
Revolving credit facility (a)	$210,000	200,000
5.375% senior notes due 2024 (b)	650,000	650,000
Net unamortized debt issuance costs	(10,086)	(9,821)
	$849,914	840,179

(a) Revolving Credit Facility

We have a secured revolving credit facility with a syndicate of bank lenders. The revolving credit facility provides for lender commitments of $1.5 billion and a letter of credit sublimit of $150 million. The revolving credit facility matures on November 10, 2019.

The revolving credit facility is ratably secured by mortgages on substantially all of our properties, including the properties of our subsidiaries, and guarantees from our subsidiaries. The revolving credit facility contains certain covenants including

ANTERO MIDSTREAM PARTNERS LP

Notes to Condensed Consolidated Financial Statements

December 31, 2016 and March 31, 2017

restrictions on indebtedness, and requirements with respect to leverage and interest coverage ratios. The revolving credit facility provides that, so long as no event of default exists or would be caused thereby, and only to the extent permitted by our organizational documents, distributions to the holders of our equity interests may be made in accordance with the cash distribution policy adopted by the board of directors of our general partner in connection with the IPO. The Partnership was in compliance with all of the financial covenants under the revolving credit facility as of December 31, 2016 and March 31, 2017.

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

At December 31, 2016 and March 31, 2017, we had borrowings under the revolving credit facility of $210 million and $200 million, respectively, with a weighted average interest rate of 2.23% and 2.51%, respectively.  No letters of credit were outstanding at December 31, 2016 or March 31, 2017.

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

(5)  Accrued Liabilities

Accrued liabilities as of December 31, 2016 and March 31, 2017 consisted of the following items (in thousands):

	December 31, 2016	March 31, 2017
Capital expenditures	$35,608	26,590
Operating expenses	14,582	16,715
Interest	10,613	1,761
Other	838	2,017
	$61,641	47,083

(6)Equity-Based Compensation

Our general and administrative expenses include equity-based compensation costs allocated to us by Antero Resources for grants made pursuant to Antero Resources’ long‑term incentive plan and the Midstream LTIP. Equity‑based compensation expense allocated to us was $6.0 million and $6.3 million for the three months ended March 31, 2016 and 2017, respectively. These expenses were allocated to us based on our proportionate share of Antero Resources’ labor costs. Antero Resources has

ANTERO MIDSTREAM PARTNERS LP

Notes to Condensed Consolidated Financial Statements

December 31, 2016 and March 31, 2017

unamortized expense totaling approximately $157.1 million as of March 31, 2017 related to its various equity-based compensation plans, which includes the Midstream LTIP. A portion of this will be allocated to us as it is amortized over the remaining service period of the related awards.

Midstream LTIP

Our general partner manages our operations and activities and Antero Resources employs the personnel who provide support to our operations pursuant to a secondment agreement between us and Antero Resources. AMGP has adopted the Midstream LTIP, pursuant to which non‑employee directors of our general partner and certain officers, employees and consultants of our general partner and its affiliates are eligible to receive awards representing ownership interests in the Partnership. An aggregate of 10,000,000 common units may be delivered pursuant to awards under the Midstream LTIP, subject to customary adjustments. A total of 7,944,445 common units are available for future grant under the Midstream LTIP as of March 31, 2017. Phantom units granted under the Midstream LTIP vest subject to the satisfaction of service requirements, upon the completion of which common units in the Partnership and distribution equivalent rights are delivered to the holder of the phantom units. Compensation related to each phantom unit award is recognized on a straight-line basis over the requisite service period of the entire award. The grant date fair values of these awards are determined based on the closing price of the Partnership’s common units on the date of grant. These units are accounted for as if they are distributed by the Partnership to Antero Resources. Antero Resources recognizes compensation expense for the units awarded and a portion of that expense is allocated to the Partnership. Antero Resources allocates equity-based compensation expense to the Partnership based on our proportionate share of Antero Resources’ labor costs. The Partnership’s portion of the equity-based compensation expense is included in general and administrative expenses, and recorded as a credit to the applicable classes of partners’ capital.

A summary of phantom unit awards activity during the three months ended March 31, 2017 is as follows:

		Weighted average	Aggregate
	Number of units	grant date fair value	intrinsic value (in thousands)
Total awarded and unvested—December 31, 2016	1,331,961	$27.31	$41,131
Granted	5,967	$33.52
Vested	—	$—
Forfeited	(16,327)	$29.00
Total awarded and unvested—March 31, 2017	1,321,601	$27.33	$43,824

Intrinsic values are based on the closing price of the Partnership’s common units on the referenced dates. Midstream LTIP unamortized expense of $29.0 million at March 31, 2017, is expected to be recognized over a weighted average period of approximately 1.9 years and our proportionate share will be allocated to us as it is recognized.

(7)Partnership Equity and Distributions

Our Minimum Quarterly Distribution

Our partnership agreement provides for a minimum quarterly distribution of $0.17 per unit for each quarter, or $0.68 per unit on an annualized basis.

ANTERO MIDSTREAM PARTNERS LP

Notes to Condensed Consolidated Financial Statements

December 31, 2016 and March 31, 2017

If cash distributions to our unitholders exceed $0.1955 per common unit in any quarter, our unitholders and the holder of our incentive distribution rights (“IDRs”), will receive distributions according to the following percentage allocations:

	Marginal Percentage
	Interest in Distributions
Total Quarterly Distribution		Holder of
Target Amount	Unitholders	IDRs
above $0.1955 up to $0.2125	85%	15%
above $0.2125 up to $0.2550	75%	25%
above $0.2550	50%	50%

General Partner Interest

Our general partner owns a non-economic general partner interest in us, which does not entitle it to receive cash distributions. However, AMGP, the sole member of our general partner, controls the holder of the IDRs and may in the future own common units or other equity interests in us and will be entitled to receive distributions on any such interests.

On January 11, 2017, the board of directors of our general partner declared a cash distribution of $0.28 per unit for the quarter ended December 31, 2016. The distribution was paid on February 8, 2017 to unitholders of record as of February 1, 2017. Upon payment of this distribution, the requirements for the conversion of all subordinated units were satisfied under our partnership agreement. As a result, effective February 9, 2017, the 75,940,957 subordinated units owned by Antero Resources were converted into common units on a one-for-one basis and now participate on terms equal with all other common units in distributions of available cash. The conversion did not impact the amount of the cash distributions paid by the Partnership or the total units outstanding, as shown on the “Conversion of subordinated units to common units” line item on our condensed consolidated Statement of Partners’ Capital.

Cash Distributions

The board of directors of our general partner has declared a cash distribution of $0.30 per unit for the quarter ended March 31, 2017. The distribution will be payable on May 10, 2017 to unitholders of record as of May 3, 2017.

The following table details the amount of quarterly distributions the Partnership paid for each of its partnership interests, with respect to the quarter indicated (in thousands, except per unit data):

			Distributions
			Limited Partners
Quarter and Year	Record Date	Distribution Date	Common unitholders	Subordinated unitholders	Holder of IDRs	Total	Distributions per limited partner unit
Q4 2015	February 15, 2016	February 29, 2016	$22,048	16,708	969	39,725		$0.2200
Q1 2016	May 11, 2016	May 25, 2016	23,556	17,846	1,850	43,252		$0.2350
Q2 2016	August 10, 2016	August 24, 2016	25,059	18,985	2,731	46,775		$0.2500
Q3 2016	November 10, 2016	November 24, 2016	26,901	20,124	4,820	51,845		$0.2650
*	November 12, 2016	November 18, 2016	849	—	—	849	$	*
	Total 2016		$98,413	73,663	10,370	182,446

Q4 2016	February 1, 2017	February 8, 2017	$28,827	21,263	7,543	57,633		$0.2800
	Total 2017		$28,827	21,263	7,543	57,633

* Distribution equivalent rights on units that vested under the Midstream LTIP

ANTERO MIDSTREAM PARTNERS LP

Notes to Condensed Consolidated Financial Statements

December 31, 2016 and March 31, 2017

(8)Net Income Per Limited Partner Unit

The Partnership’s net income is attributed to the limited partners, in accordance with their respective ownership percentages, and when applicable, giving effect to incentive distributions paid to the holders of the incentive distribution rights. Basic and diluted net income per limited partner unit is calculated by dividing limited partners’ interest in net income, less incentive distributions, by the weighted average number of outstanding limited partner units during the period.

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

We calculate net income available to limited partners based on the distributions pertaining to the current period’s net income. After adjusting for the appropriate period’s distributions, the remaining undistributed earnings or excess distributions over earnings, if any, are attributed in accordance with the contractual terms of the partnership agreement under the two-class method.

Basic earnings per unit is computed by dividing net earnings attributable to unitholders by the weighted average number of units outstanding during each period. Diluted net income per limited partner unit reflects the potential dilution that could occur if agreements to issue common units, such as awards under long-term incentive plans, were exercised, settled or converted into common units. When it is determined that potential common units resulting from an award should be included in the diluted net income per limited partner unit calculation, the impact is reflected by applying the treasury stock method. Earnings per common unit assuming dilution for the three months ended March 31, 2017 was calculated based on the diluted weighted average number of units outstanding of 183,446,952, including 413,452 dilutive units attributable to non-vested phantom unit awards.

The Partnership’s calculation of net income per limited partner unit for the periods indicated is as follows (in thousands, except per unit data):

	Three months ended March 31,
	2016	2017

Net income	$42,918	75,091
Less:
Net income attributable to incentive distribution rights	(1,850)	(11,553)
Limited partner interest in net income	$41,068	63,538

Net income per limited partner unit - basic and diluted	$0.23	0.35

Weighted average limited partner units outstanding - basic	176,154	183,033

Weighted average limited partner units outstanding - diluted	176,160	183,447

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

ANTERO MIDSTREAM PARTNERS LP

Notes to Condensed Consolidated Financial Statements

December 31, 2016 and March 31, 2017

The Partnership did not sell any common units under the Distribution Agreement during the first quarter of 2017. As of March 31, 2017, the Partnership had the capacity to issue additional common units under the Distribution Agreement up to an aggregate sales price of $183.8 million.

(10) Fair Value Measurement

In connection with Antero Resources’ contribution of Antero Water and certain wastewater treatment assets to the Partnership in September 2015 (“Water Acquisition”), we agreed to pay Antero Resources (a) $125 million in cash if the Partnership delivers 176,295,000 barrels or more of fresh water during the period between January 1, 2017 and December 31, 2019 and (b) an additional $125 million in cash if the Partnership delivers 219,200,000 barrels or more of fresh water during the period between January 1, 2018 and December 31, 2020. This contingent consideration liability is valued based on Level 3 inputs.

The following table provides a reconciliation of changes in Level 3 financial liabilities measured at fair value on a recurring basis (in thousands):

Beginning balance - December 31, 2016	$194,538
Accretion	3,526
Ending balance - March 31, 2017	$198,064

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

As of March 31, 2017, we expect to pay the entire amount of the contingent consideration amounts in 2019 and 2020. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy. The fair value of the contingent consideration liability associated with future milestone payments was based on the risk adjusted present value of the contingent consideration payout.

The carrying values of accounts receivable and accounts payable at December 31, 2016 and March 31, 2017 approximated market value because of their short-term nature. The carrying value of the amounts under the revolving credit facility at December 31, 2016 and March 31, 2017 approximated fair value because the variable interest rates are reflective of current market conditions.

Based on Level 2 market data inputs, the fair value of the Partnership’s 2024 Notes was approximately $660.6 million at March 31, 2017.

(11) Equity Method Investments

On February 6, 2017, we formed a joint venture to develop processing and fractionation assets in Appalachia (the “Joint Venture”) with MarkWest, a wholly owned subsidiary of MPLX, LP. We and MarkWest each own a 50% interest in the Joint Venture and MarkWest operates the Joint Venture assets. The Joint Venture assets consist of processing plants in West Virginia, and a one-third interest in a recently commissioned MarkWest fractionator in Ohio. We contributed approximately $160 million to the Joint Venture in the first quarter of 2017.

In conjuction with the Joint Venture, on February 10, 2017 we issued 6,900,000 common units, including the underwriters’ purchase option, resulting in net proceeds of approximately $223 million (the “Offering”). We used the proceeds from the Offering to repay outstanding borrowings under our revolving credit facility incurred to fund the investment in the Joint Venture, and for general partnership purposes.

In the second quarter of 2016, the Partnership exercised its option to purchase a 15% equity interest in Stonewall, which operates the 67-mile Stonewall pipeline on which Antero is an anchor shipper.

ANTERO MIDSTREAM PARTNERS LP

Notes to Condensed Consolidated Financial Statements

December 31, 2016 and March 31, 2017

Our condensed consolidated net income includes the Partnership’s proportionate share of the net income (loss) of equity method investees. When the Partnership records its proportionate share of net income (loss), it increases (decreases) equity income in the condensed consolidated statements of operations and comprehensive income and the carrying value of that investment. The Partnership uses the equity method of accounting to account for its investments in Stonewall and the Joint Venture because the Partnership exercises significant influence over the entities. Our judgment regarding the level of influence over our equity investments includes considering key factors such as the Partnership’s ownership interest, representation on the board of directors and participation in policy-making decisions of Stonewall and the Joint Venture.

The following table is a reconciliation of our investments in unconsolidated affiliates as presented on our condensed consolidated balance sheets (in thousands):

		MarkWest	Total Investment in
	Stonewall	Joint Venture	Unconsolidated Affiliates
Balance at December 31, 2016	$68,299	—	68,299
Initial investment	—	153,770	153,770
Additional investments	—	6,119	6,119
Equity in net income (loss) of unconsolidated affiliates	2,475	(244)	2,231
Balance at March 31, 2017	$70,774	159,645	230,419

(12)    Reporting Segments

The Partnership’s operations are located in the United States and are organized into two reporting segments: (1) gathering and processing and (2) water handling and treatment.

Gathering and Processing

The gathering and processing segment includes a network of gathering pipelines, compressor stations, and interests in processing and fractionation plants that collect and process natural gas, NGLs and oil from Antero Resources’ wells in West Virginia and Ohio.

Water Handling and Treatment

The Partnership’s water handling and treatment segment includes two independent systems that deliver fresh water from sources including the Ohio River, local reservoirs as well as several regional waterways. The water handling and treatment segment also includes other fluid handling services which includes high rate transfer, wastewater transportation, disposal and treatment.

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

ANTERO MIDSTREAM PARTNERS LP

Notes to Condensed Consolidated Financial Statements

December 31, 2016 and March 31, 2017

Summarized financial information concerning the Partnership’s segments for the periods indicated is shown in the following table (in thousands):

		Water
	Gathering and	Handling and	Consolidated
	Processing	Treatment	Total
Three months ended March 31, 2016
Revenues:
Revenue - Antero Resources	$69,359	66,439	135,798
Revenue - third-party	275	—	275
Total revenues	69,634	66,439	136,073

Operating expenses:
Direct operating	7,619	41,522	49,141
General and administrative (before equity-based compensation)	4,949	2,170	7,119
Equity-based compensation	4,386	1,586	5,972
Depreciation	16,861	6,962	23,823
Accretion of contingent acquisition consideration	—	3,396	3,396
Total expenses	33,815	55,636	89,451
Operating income	$35,819	10,803	46,622

Equity in earnings of unconsolidated affiliates	$-	-	-
Total assets	$1,503,098	524,348	2,027,446
Additions to property and equipment	$48,686	37,036	85,722

Three months ended March 31, 2017
Revenues:
Revenue - Antero Resources	$91,524	83,110	174,634
Revenue - third-party	135	—	135
Total revenues	91,659	83,110	174,769

Operating expenses:
Direct operating	8,114	39,440	47,554
General and administrative (before equity-based compensation)	5,549	2,622	8,171
Equity-based compensation	4,589	1,697	6,286
Depreciation	19,700	7,836	27,536
Accretion of contingent acquisition consideration	—	3,526	3,526
Total expenses	37,952	55,121	93,073
Operating income	$53,707	27,989	81,696

Equity in earnings of unconsolidated affiliates	$2,231	-	2,231
Total assets	$1,925,752	645,941	2,571,693
Additions to property and equipment	$66,559	36,954	103,513

ANTERO MIDSTREAM PARTNERS LP

Notes to Condensed Consolidated Financial Statements

December 31, 2016 and March 31, 2017

(13)    Subsequent Events

On April 6, 2017, in connection with its proposed initial public offering, Antero Resources Midstream Management LLC (“ARMM”) formed Antero Midstream Partners GP LLC (“AMP GP”), a Delaware limited liability company, as a wholly owned subsidiary, and, on April 11, 2017, assigned it the general partner interest in us. Concurrent with the assignment, AMP GP was admitted as the Partnership’s sole general partner and ARMM ceased to be our general partner.

On May 3, 2017, ARMM, which indirectly controls our incentive distribution rights, announced the pricing of its initial public offering of 37,250,000 common shares held by its sole member, Antero Resources Investment LLC (“Antero Investment”), at $23.50 per common share. The underwriters were granted an option to purchase up to an additional 5,587,500 common shares. ARMM anticipates closing its initial public offering on May 9, 2017. In connection with the offering, ARMM was converted into a Delaware limited partnership, and, in connection with such conversion, changed its name to Antero Midstream GP LP (“AMGP”). We will receive no proceeds from the sale of common shares in this offering.

Following AMGP’s initial public offering and Antero Investment’s anticipated liquidation, certain of our directors and executive officers will own AMGP common shares as well as profits interests in Antero IDR Holdings LLC, which owns all of our IDRs.  In addition, certain of our directors and executive officers own a portion of Antero Resources’ common stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this report. The information provided below supplements, but does not form part of, our condensed consolidated financial statements. This discussion contains forward‑looking statements that are based on the views and beliefs of our management, as well as assumptions and estimates made by our management. Actual results could differ materially from such forward‑looking statements as a result of various risk factors, including those that may not be in the control of management. For further information on items that could impact our future operating performance or financial condition, please see “Item 1A. Risk Factors.” and the section entitled “Cautionary Statement Regarding Forward‑Looking Statements.” We do not undertake any obligation to publicly update any forward-looking statements except as otherwise required by applicable law. For more information please refer to the Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on February 28, 2017.

In this section, references to “the Partnership,” “we,” “us,” and “our” refer to Antero Midstream Partners LP and its subsidiaries, unless otherwise indicated or the context otherwise requires.

Overview

We are a growth-oriented master limited partnership formed by Antero Resources to own, operate and develop midstream energy assets to service Antero Resources’ increasing production. Our assets consist of gathering pipelines, compressor stations, and interests in processing and fractionation plants that collect and process natural gas, NGLs and oil from Antero Resources’ wells in the Marcellus Shale in West Virginia and the Utica Shale in Ohio. Our assets also include two independent fresh water delivery systems that deliver fresh water from the Ohio River, several regional waterways, and wastewater handling services for well completion operations in Antero Resources’ operating areas. These fresh water delivery systems consist of permanent buried pipelines, surface pipelines and fresh water storage facilitates, as well as pumping stations and impoundments to transport the fresh water throughout the pipelines. The wastewater handling services consist of wastewater transportation, disposal, and treatment, including a water treatment facility currently under construction.

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

2017 Developments and Highlights

Financial Results

For the three months ended March 31, 2017, we generated cash flows from operations of $100 million, net income of $75 million, and Adjusted EBITDA of $119 million. This compares to cash flows from operations of $82 million, net income of $43 million, and Adjusted EBITDA of $80 million for the three months ended March 31, 2016.  See “—Non-GAAP Financial Measures” for a definition of Adjusted EBITDA (a non-GAAP measure) and a reconciliation of Adjusted EBITDA to net income.

Energy Industry Environment

In late 2014, global energy commodity prices declined precipitously as a result of several factors, including an increase in worldwide commodity supplies, a stronger U.S. dollar, relatively mild weather in large portions of the U.S., and strong competition among oil producing countries for market share.  Depressed commodity prices continued into 2015 and 2016, although a modest recovery has occurred in late 2016 and early 2017.  The following chart depicts changes in natural gas (Henry Hub), propane (Mont Belvieu), and oil (West Texas Intermediate) spot prices since June 30, 2014.

Cash Distributions

The board of directors of our general partner has declared a cash distribution of $0.30 per unit for the quarter ended March 31, 2017. The distribution will be payable on May 10, 2017 to unitholders of record as of May 3, 2017.

2017 Capital Budget and Capital Spending

Our 2017 capital budget is approximately $800 million, which includes $460 million of expansion capital, $65 million of maintenance capital, and $275 million of capital investment in the Joint Venture. The capital budget includes $350 million of expansion and maintenance capital on gathering and processing infrastructure, approximately 75% of which will be invested in the Marcellus Shale and the remaining 25% will be invested in the Utica Shale. The gathering and processing budget is expected to result in over 35 miles of additional gathering pipelines in the Marcellus and Utica Shales combined. We also expect to invest $75 million for water infrastructure and maintenance capital for four fresh water storage impoundments as well as 37 miles of additional fresh water trunklines and surface pipelines to support Antero Resources’ completion activities. Approximately 67% of the water infrastructure budget will be allocated to the Marcellus Shale and the remaining 33% will be allocated to the Utica Shale. Our 2017 budget also includes $100 million of construction capital for the advanced wastewater treatment facility, which is expected to be placed into service in late 2017. During the three months ended March 31, 2017, our total gathering and processing capital expenditures were approximately $67 million and our total water handling and treatment capital expenditures were approximately $37 million.

For the three months ended March 31, 2017, our capital expenditures were approximately $264 million, including $88 of expansion capital, $16 million of maintenance capital, and $160 million of capital investment in the Joint Venture.

Dedication Release

On September 28, 2016, the board of directors of AMGP, in consultation with its conflicts committee, agreed to release approximately 13,800 net acres located in Washington, Greene, West Moreland and Fayette Counties in Pennsylvania from Antero Resources’ dedication for gathering and compression services to us under our gathering and compression agreement and from the right of first offer granted by Antero Resources to us under our right of first offer agreement in exchange for $10 million. Antero Resources subsequently sold such acreage to a third party on December 16, 2016.

Joint Venture – Sherwood Processing Facility

On February 6, 2017, we formed a joint venture to develop processing and fractionation assets in Appalachia (the “Joint Venture”) with MarkWest Energy Partners, L.P. (“MarkWest”), a wholly owned subsidiary of MPLX, LP. We and MarkWest each own a 50% interest in the Joint Venture and MarkWest operates the Joint Venture assets. The Joint Venture assets consist of processing plants in West Virginia, and a one third interest in a recently commissioned MarkWest fractionator in Ohio. We contributed approximately $160 million to the Joint Venture in the first quarter of 2017.

In conjunction with the Joint Venture, on February 10, 2017 we issued 6,900,000 common units, including the underwriters’ purchase option, resulting in net proceeds of approximately $223 million (the “Offering”). We used the proceeds from the Offering to repay outstanding borrowings under our revolving credit facility incurred to fund the investment in the Joint Venture, and for general partnership purposes.

Subordinated Unit Conversion

Upon payment of the 2016 fourth quarter distribution, the requirements for the conversion of all subordinated units were satisfied under our partnership agreement. As a result, effective February 9, 2017, the 75,940,957 subordinated units owned by Antero Resources were converted into common units on a one-for-one basis and participate on terms equal with all other common units in distributions of available cash. The conversion did not impact the amount of the cash distributions paid by the Partnership or the total units outstanding.

Antero Midstream GP LP Initial Public Offering

On April 6, 2017, in connection with its proposed initial public offering, Antero Resources Midstream Management LLC (“ARMM”) formed Antero Midstream Partners GP LLC (“AMP GP”), a Delaware limited liability company, as a wholly owned subsidiary, and, on April 11, 2017, assigned it the general partner interest in us. Concurrent with the assignment, AMP GP was admitted as the Partnership’s sole general partner and ARMM ceased to be our general partner.

On May 3, 2017, ARMM, which indirectly controls our incentive distribution rights, announced the pricing of its initial public offering of 37,250,000 common shares held by its sole member, Antero Resources Investment LLC, at $23.50 per common share. The underwriters were granted an option to purchase up to an additional 5,587,500 common shares. ARMM anticipates closing its initial public offering on May 9, 2017. In connection with the offering, ARMM was converted into a Delaware limited partnership, and, in connection with such conversion, changed its name to Antero Midstream GP LP (“AMGP”). We will receive no proceeds from the sale of common shares in this offering.

Credit Facility

As of March 31, 2017, lender commitments under our revolving credit facility were $1.5 billion, with a letter of credit sublimit of $150 million. At March 31, 2017, we had borrowings of $200 million and no letters of credit outstanding under the revolving credit facility. Our revolving credit facility matures in November 2019. See “—Debt Agreements—Revolving Credit Facility” for a description of our revolving credit facility.

Items Affecting Comparability of Our Financial Results

Certain of the historical financial results discussed below may not be comparable to our future financial results primarily as a result of the significant increase in the scope of our operations over the last several years. Our gathering and processing and water handling and treatment systems are relatively new, having been substantially built within the last three years. Accordingly, our revenues and expenses over that time reflect the significant ramp up in our operations. Similarly, Antero Resources has experienced significant changes in its production and drilling and completion schedule over that same period. Accordingly, it may be difficult to project trends from our historical financial data going forward.

Results of Operations

Three months ended March 31, 2016 compared to three months ended March 31, 2017

We have two operating segments: (1) gathering and processing and (2) water handling and treatment. The operating results and assets of our reportable segments were as follows for the three months ended March 31, 2016 and 2017 (in thousands):

		Water
	Gathering and	Handling and	Consolidated
	Processing	Treatment	Total
Three months ended March 31, 2016
Revenues:
Revenue - Antero Resources	$69,359	66,439	135,798
Revenue - third-party	275	—	275
Total revenues	69,634	66,439	136,073

Operating expenses:
Direct operating	7,619	41,522	49,141
General and administrative (before equity-based compensation)	4,949	2,170	7,119
Equity-based compensation	4,386	1,586	5,972
Depreciation	16,861	6,962	23,823
Accretion of contingent acquisition consideration	—	3,396	3,396
Total expenses	33,815	55,636	89,451
Operating income	$35,819	10,803	46,622

Segment and consolidated Adjusted EBITDA(1)	$57,066	22,747	79,813

Three months ended March 31, 2017
Revenues:
Revenue - Antero Resources	$91,524	83,110	174,634
Revenue - third-party	135	—	135
Total revenues	91,659	83,110	174,769

Operating expenses:
Direct operating	8,114	39,440	47,554
General and administrative (before equity-based compensation)	5,549	2,622	8,171
Equity-based compensation	4,589	1,697	6,286
Depreciation	19,700	7,836	27,536
Accretion of contingent acquisition consideration	—	3,526	3,526
Total expenses	37,952	55,121	93,073
Operating income	$53,707	27,989	81,696

Segment and consolidated Adjusted EBITDA(1)	$77,996	41,048	119,044

(1)

For a discussion of the non‑GAAP financial measure Adjusted EBITDA, including a reconciliation of Adjusted EBITDA to its most directly comparable financial measures calculated and presented in accordance with GAAP, please see “Non‑GAAP Financial Measures”.

The following table sets forth selected operating data for the three months ended March 31, 2016 compared to the three months ended March 31, 2017 (in thousands, except average realized fees):

			Amount of
	Three months ended March 31,		Increase	Percentage
	2016	2017	(Decrease)	Change
Revenue:
Revenue - Antero Resources	$135,798	174,634	38,836	29%
Revenue - third-party	275	135	(140)	(51)%
Total revenue	136,073	174,769	38,696	28%
Operating expenses:
Direct operating	49,141	47,554	(1,587)	(3)%
General and administrative (before equity-based compensation)	7,119	8,171	1,052	15%
Equity-based compensation	5,972	6,286	314	5%
Depreciation	23,823	27,536	3,713	16%
Accretion of contingent acquisition consideration	3,396	3,526	130	4%
Total operating expenses	89,451	93,073	3,622	4%
Operating income	46,622	81,696	35,074	75%
Interest expense	(3,704)	(8,836)	(5,132)	139%
Equity in earnings of unconsolidated affiliates	—	2,231	2,231	*
Net income	$42,918	75,091	32,173	75%
Adjusted EBITDA(1)	$79,813	119,044	39,231	49%
Operating Data:
Gathering—low pressure (MMcf)	118,597	149,268	30,671	26%
Gathering—high pressure (MMcf)	111,162	142,313	31,151	28%
Compression (MMcf)	55,102	92,521	37,419	68%
Condensate gathering (MBbl)	270	15	(255)	(94)%
Fresh water delivery (MBbl)	8,857	13,363	4,506	51%
Wastewater handling (MBbl)	2,304	3,199	895	39%
Wells serviced by fresh water delivery	30	34	4	13%
Gathering—low pressure (MMcf/d)	1,303	1,659	356	26%
Gathering—high pressure (MMcf/d)	1,222	1,581	359	28%
Compression (MMcf/d)	606	1,028	422	68%
Condensate gathering (MBbl/d)	3	—	(3)	(94)%
Fresh water delivery (MBbl/d)	97	148	51	51%
Wastewater handling (MBbl/d)	25	36	11	39%
Average realized fees:
Average gathering—low pressure fee ($/Mcf)	$0.31	0.32	0.01	3%
Average gathering—high pressure fee ($/Mcf)	$0.19	0.19	—	—
Average compression fee ($/Mcf)	$0.19	0.19	—	—
Average gathering—condensate fee ($/Bbl)	$4.17	4.20	0.03	1%
Average fresh water delivery fee - Antero Resources($/Bbl)	$3.67	3.72	0.05	1%

*Not meaningful or applicable.

(1)

For a discussion of the non‑GAAP financial measure Adjusted EBITDA, including a reconciliation of Adjusted EBITDA to its most directly comparable financial measure calculated and presented in accordance with GAAP, please see “—Non‑GAAP Financial Measures” below.

Sources of Water Handling and Treatment Revenue. Water handling and treatment revenues are generated from fresh water delivery and other fluid handling services.  Fresh water delivery is billed at a fixed fee per barrel.  Other fluid handling services include the disposal and treatment of wastewater and high rate transfer of fresh water by third parties and are billed at our cost plus 3%.

Revenue - Antero Resources.  Revenues from gathering and compression of natural gas and condensate, and water handling and treatment increased by 29%, from $136 million for the three months ended March 31, 2016 to $175 million for the three months ended

March 31, 2017. Gathering and compression revenues increased by 32%, from $70 million for the three months ended March 31, 2016 to $92 million for the three months ended March 31, 2017. Water handling and treatment revenues increased by 25%, from $66 million for the three months ended March 31, 2016 to $83 million for the three months ended March 31, 2017. These fluctuations are primarily the result of:

•

low pressure gathering revenue increased $10 million period over period due to an increase of throughput volumes of 31 Bcf, or 356 MMcf/d, which was due to 114 new wells added to our system since March 31, 2016;

•

compression revenue increased $7 million due to an increase of throughput volumes of 37 Bcf, or 422 MMcf/d, primarily due to the addition of four new compressor stations placed in service after March 31, 2016, and additional wells added to our system;

•

high pressure gathering revenue increased $6 million period over period due to an increase of throughput volumes of 31 Bcf, or 360 MMcf/d, which was primarily due to 114 new wells added to our system since March 31, 2016; and

•

fresh water delivery revenue increased $17 million due to an increase in fresh water delivery of 4,506 MBbl, or 51 MBbl/d, primarily due to an increase in the amount of water used in well completions by Antero Resources.

Direct operating expenses.  Total direct operating expenses remained relatively consistent at $49 million for the three months ended March 31, 2016 and $48 million for the three months ended March 31, 2017.

General and administrative expenses.  General and administrative expenses (before equity-based compensation expense) increased by 15%, from $7 million for the three months ended March 31, 2016 to $8 million for the three months ended March 31, 2017.  The increase was primarily a result of higher legal costs in the first quarter of 2017 in connection with the Joint Venture with MarkWest.

Equity-based compensation expenses.  Equity-based compensation expenses remained relatively consistent at $6 million for the three months ended March 31, 2016 and 2017.

Accretion of contingent acquisition consideration.  Total contingent acquisition consideration accretion expense remained relatively consistent at $3 million for the three months ended March 31, 2016 and $4 million for the three months ended March 31, 2017. In connection with Antero Resources’ contribution of Antero Water LLC and certain wastewater treatment assets to us in September 2015 (the “Water Acquisition”), we have agreed to pay Antero Resources (a) $125 million in cash if we deliver 176 million barrels or more of fresh water during the period between January 1, 2017 and December 31, 2019 and (b) an additional $125 million in cash if we deliver 219 million barrels or more of fresh water during the period between January 1, 2018 and December 31, 2020. In conjunction with the Water Acquisition on September 23, 2015, we recorded a liability for the discounted net present value of the contingent acquisition consideration and, as time passes, we recognize accretion expense to increase the discounted liability to the expected liability amounts in 2019 and 2020.

Depreciation expense.  Total depreciation expense increased by 16%, from $24 million for the three months ended March 31, 2016 to $28 million for the three months ended March 31, 2017. The increase was primarily due to additional gathering, compression, and water handling and treatment assets placed into service.

Interest expense.  Interest expense increased by 139%, from $4 million for the three months ended March 31, 2016 to $9 million, net of $3 million in capitalized interest, for the three months ended March 31, 2017. The increase was due to interest incurred on our $650 million of 5.375% senior notes due September 15, 2024 (the “2024 Notes”), which has a higher interest rate than our credit facility.

Operating income.  Total operating income increased by 75%, from $47 million for the three months ended March 31, 2016 to $82 million for the three months ended March 31, 2017. Gathering and compression operating income increased by 50%, from $36 million for the three months ended March 31, 2016 to $54 million for the three months ended March 31, 2017. Water handling and treatment operating income increased by 159%, from $11 million for the three months ended March 31, 2016 to $28 million for the three months ended March 31, 2017. These increases were primarily due to increases in gathering and compression and fresh water delivery volumes in 2017.

Adjusted EBITDA.  Adjusted EBITDA increased by 49%, from $80 million for the three months ended March 31, 2016 to $119 million for the three months ended March 31, 2017. The increase was primarily due to increases in gathering, compression, and water volumes in 2017. For a discussion of the non-GAAP financial measure Adjusted EBITDA, including a reconciliation of Adjusted EBITDA to its most directly comparable financial measure calculated and presented in accordance with GAAP, please see “Non-GAAP Financial Measures” below.

Capital Resources and Liquidity

Sources and Uses of Cash

Capital and liquidity is provided by operating cash flow, borrowings under our revolving credit facility and capital markets transactions, further discussed below. We expect cash flow from operations to continue to contribute to our liquidity in the future. We expect the combination of these capital resources will be adequate to meet our working capital requirements, capital expenditures program and expected quarterly cash distributions for at least the next twelve months.

The board of directors of our general partner has adopted a cash distribution policy pursuant to which we intend to distribute at least the minimum quarterly distribution of $0.17 per unit ($0.68 per unit on an annualized basis) on all of our units to the extent we have sufficient cash after the establishment of cash reserves and the payment of our expenses, including payments to our general partner and its affiliates. The board of directors of our general partner has declared a cash distribution of $0.30 per unit for the quarter ended March 31, 2017. The distribution will be payable on May 10, 2017 to unitholders of record as of May 3, 2017.

We expect our future cash requirements relating to working capital, maintenance capital expenditures and quarterly cash distributions to our partners will be funded from cash flows internally generated from our operations. Our expansion capital expenditures will be funded by borrowings under our revolving credit facility or from potential capital markets transactions.

On February 10, 2017, we issued 6,900,000 common units, including the underwriters’ purchase option, resulting in net proceeds of approximately $223 million. We used the proceeds from the offering to repay outstanding borrowings under our revolving credit facility incurred to fund the investment in the Joint Venture, and for general partnership purposes.

The following table summarizes our cash flows for the three months ended March 31, 2016 and 2017:

	Three months ended March 31,
(in thousands)	2016	2017	Increase
Operating activities	$82,348	99,748	17,400
Investing activities	(94,992)	(269,276)	174,284
Financing activities	20,239	155,486	135,247
Net increase (decrease) in cash and cash equivalents	$7,595	(14,042)

Cash Flows Provided by Operating Activities

Net cash provided by operating activities was $82 million and $100 million for the three months ended March 31, 2016 and 2017, respectively. The increase in cash flow from operations for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 was primarily due to increased gathering and compression and fresh water delivery revenues, as a result of additional gathering and compression and water handling systems placed in service since March 31, 2016.

Cash Flows Used in Investing Activities

During the three months ended March 31, 2016 and 2017, we used cash flows in investing activities of $95 million and $269 million, respectively, primarily as a result of our capital expenditures for gathering systems, compressor stations, and water handling and treatment systems. Cash flows used in investing activities during the three months ended March 31, 2017 includes $160 million invested in the Joint Venture with MarkWest.

The board of directors of our general partner has approved a capital budget of $800 million, which includes $460 million of expansion capital, $65 million of maintenance capital, and $275 million of capital investment in the Joint Venture. Our capital budget may be adjusted as business conditions warrant as the amount, timing, and allocation of capital expenditures is largely discretionary and within our control.  If natural gas, NGLs, and oil prices decline to levels below our acceptable levels, or costs increase to levels above our acceptable levels, Antero Resources could choose to defer a significant portion of its budgeted capital expenditures until later periods. As a result, we may also defer a significant portion of our budgeted capital expenditures to achieve the desired balance between sources and uses of liquidity, and to prioritize capital projects that we believe have the highest expected returns and potential to generate near-term cash flow.  We routinely monitor and adjust our capital expenditures in response to changes in Antero Resources’ development plans, changes in commodity prices, availability of financing, acquisition costs, industry conditions, the timing of regulatory approvals, success or lack of success in Antero Resources’ drilling activities, contractual obligations, internally generated cash flow and other factors both within and outside our control.

Cash Flows Provided by Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2016 of $20 million is the result of $60 million in borrowings under the revolving credit facility, partially offset by $40 million in quarterly cash distributions to our unitholders.

Net cash provided by financing activities for the three months ended March 31, 2017 of $156 million consisted of $223 million in net proceeds from the issuance of 6,900,000 common units in February 2017, partially offset by (i) $58 million in quarterly cash distributions to our unitholders, and (ii) $10 million in net repayments under our revolving credit facility.

Debt Agreements

Revolving Credit Facility

We have a senior secured revolving bank credit facility (the “Credit Facility”) with a syndicate of lenders. As of March 31, 2017, the Credit Facility provided for lender commitments of $1.5 billion and for a letter of credit sublimit of $150 million.  At March 31, 2017, we had $200 million of borrowings and no letters of credit outstanding under the Credit Facility. The Credit Facility will mature on November 10, 2019.  Borrowings under the Credit Facility are limited by certain financial ratio covenants which may reduce the amount we are able to borrow to amounts less than the total lender commitments.

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

The revolving credit facility also requires us to maintain the following financial ratios:

•

an interest coverage ratio, which is the ratio of our consolidated EBITDA to its consolidated current interest charges of at least 2.5 to 1.0 at the end of each fiscal quarter; provided that upon obtaining an investment grade rating, the borrower may elect not to be subject to such ratio;

•

a consolidated total leverage ratio, which is the ratio of consolidated debt to consolidated EBITDA, of not more than 5.00 to 1.00 at the end of each fiscal quarter; provided that after electing to issue unsecured high yield notes, the consolidated total leverage ratio will not be more than 5.25 to 1.0, or, following the election of the borrower for two fiscal quarters after a material acquisition, 5.50 to 1.0; and

•

at our election, a consolidated senior secured leverage ratio covenant rather than the consolidated total leverage ratio covenant, which is the ratio of consolidated senior secured debt to consolidated EBITDA, of not more than 3.75 to 1.0.

We were in compliance with such covenants and ratios as of December 31, 2016 and March 31, 2017.  The actual borrowing capacity available to us may be limited by the interest coverage ratio, consolidated total leverage ratio, and consolidated senior secured leverage ratio covenants.

On April 11, 2017, we executed a Second Amendment to the Credit Facility (the “Second Amendment”) with certain lenders and Wells Fargo Bank, National Association, as administrative agent. The Second Amendment amends our Credit Facility to, among other things, amend the change of control provisions to reflect the transactions contemplated prior to and upon the consummation of a Qualified IPO (as such term is described in the Second Amendment), including a transfer to Antero Midstream Partners GP LLC of all of the general partner interests in us. The Second Amendment also includes a consent by the parties thereto that certain lenders under the Credit Facility may be subject to the write-down and conversion power of certain authorities of the European Union, Iceland, Lichtenstein and Norway.

5.375% Senior Notes Due 2024

On September 13, 2016, the Partnership and Finance Corp, as co-issuers, issued $650 million in aggregate principal amount of 5.375% senior notes due 2024 at par.  The 2024 Notes are unsecured and effectively subordinated to the revolving credit facility to the extent of the value of the collateral securing the revolving credit facility.  The 2024 Notes are fully and unconditionally guaranteed on a joint and several senior unsecured basis by the Partnership’s wholly-owned subsidiaries (other than Finance Corp) and certain of its future restricted subsidiaries.  Interest on the 2024 Notes is payable on March 15 and September 15 of each year.  The Partnership may redeem all or part of the 2024 Notes at any time on or after September 15, 2019 at redemption prices ranging from 104.031% on or after September 15, 2019 to 100.00% on or after September 15, 2022.  In addition, prior to September 15, 2019, the Partnership may redeem up to 35% of the aggregate principal amount of the 2024 Notes with an amount of cash not greater than the net cash proceeds of certain equity offerings, if certain conditions are met, at a redemption price of 105.375% of the principal amount of the 2024 Notes, plus accrued and unpaid interest.  At any time prior to September 15, 2019, the Partnership may also redeem the 2024 Notes, in whole or in part, at a price equal to 100% of the principal amount of the 2024 Notes plus a “make-whole” premium and accrued and unpaid interest.  If the Partnership undergoes a change of control, the holders of the 2024 Notes will have the right to require the Partnership to repurchase all or a portion of the notes at a price equal to 101% of the principal amount of the 2024 Notes, plus accrued and unpaid interest.

Contractual Obligations

At March 31, 2017, we had $200 million of borrowings and no letters of credit outstanding under the Credit Facility. Under the terms of our Credit Facility, we are required to pay a commitment fee of 0.25% on any unused portion of the Credit Facility.

A summary of our contractual obligations by maturity date as of March 31, 2017 is provided in the following table.

	Remainder	Year Ended December 31,
(in millions)	of 2017	2018	2019	2020	2021	2022	Thereafter	Total
Credit Facility (1)	$—	—	200	—	—	—	—	200
5.375% senior notes due 2024—principal	—	—	—	—	—	—	650	650
5.375% senior notes due 2024—interest	18	35	35	35	35	35	70	263
Water treatment (2)	68	6	—	—	—	—	—	74
Contingent acquisition consideration (3)	—	—	125	125	—	—	—	250
Total	$86	41	360	160	35	35	720	1,437

(1)

Includes outstanding principal amounts on our Credit Facility at March 31, 2017.  This table does not include future commitment fees, interest expense or other fees on our Credit Facility because they are floating rate instruments and we cannot determine with accuracy the timing of future loan advances, repayments, or future interest rates to be charged.

(2)	Includes obligations related to the construction of our wastewater treatment facility.
(3)

In connection with the Water Acquisition, we agreed to pay Antero Resources (a) $125 million in cash if the Partnership delivers 176 million barrels or more of fresh water during the period between January 1, 2017 and December 31, 2019 and (b) an additional $125 million in cash if the Partnership delivers 219 million barrels or more of fresh water during the period between January 1, 2018 and December 31, 2020.

Non-GAAP Financial Measures

We define Adjusted EBITDA as net income before equity-based compensation expense, interest expense, depreciation expense, and accretion of contingent acquisition consideration, excluding equity in earnings of unconsolidated affiliates, and including cash distributions from unconsolidated affiliates.

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

We define Distributable Cash Flow as Adjusted EBITDA less interest paid, income tax withholding payments and cash reserved for payments of income tax withholdings upon vesting of equity-based compensation awards, cash reserved for bond interest payments and ongoing maintenance capital expenditures paid.  We use Distributable Cash Flow as a performance metric to compare the cash generating performance of the Partnership from period to period and to compare the cash generating performance for specific periods to the cash distributions (if any) that are expected to be paid to unitholders.  Distributable Cash Flow does not reflect changes in working capital balances.

Adjusted EBITDA and Distributable Cash Flow are non-GAAP financial measures. The GAAP measure most directly comparable to Adjusted EBITDA and Distributable Cash Flow is net income. The non-GAAP financial measures Adjusted EBITDA and Distributable Cash Flow should not be considered as alternatives to the GAAP measure of net income. Adjusted EBITDA and Distributable Cash Flow are not presentations made in accordance with GAAP and have important limitations as an analytical tool because they include some, but not all, items that affect net income. You should not consider Adjusted EBITDA and Distributable Cash Flow in isolation or as a substitute for analyses of results as reported under GAAP. Our definition of Adjusted EBITDA and Distributable Cash Flow may not be comparable to similarly titled measures of other partnerships.

“Segment Adjusted EBITDA” is also used by our management team for various purposes, including as a measure of operating performance and as a basis for strategic planning and forecasting. Segment Adjusted EBITDA is a non-GAAP financial measure that we define as operating income before equity-based compensation expense, depreciation expense, and accretion of contingent acquisition consideration. Operating income represents net income before interest expense and equity in earnings of unconsolidated affiliates, and is the most directly comparable GAAP financial measure to Segment Adjusted EBITDA because we do not account for interest expense on a segment basis. The following tables represent a reconciliation of our operating income to Segment Adjusted EBITDA for the periods presented (in thousands):

	Gathering and Processing	Water Handling and Treatment	Consolidated Total
Three months ended March 31, 2016
Operating income	$35,819	10,803	46,622
Depreciation expense	16,861	6,962	23,823
Accretion of contingent acquisition consideration	—	3,396	3,396
Equity-based compensation	4,386	1,586	5,972
Segment and consolidated Adjusted EBITDA	$57,066	22,747	79,813

Three months ended March 31, 2017
Operating income	$53,707	27,989	81,696
Depreciation expense	19,700	7,836	27,536
Accretion of contingent acquisition consideration	—	3,526	3,526
Equity-based compensation	4,589	1,697	6,286
Segment and consolidated Adjusted EBITDA	$77,996	41,048	119,044

The following table represents a reconciliation of our Segment and consolidated Adjusted EBITDA and Distributable Cash Flow to the most directly comparable GAAP financial measures for the periods presented.

	Three months ended March 31,
(in thousands)	2016	2017
Reconciliation of Net Income to Segment and consolidated Adjusted EBITDA and Distributable Cash Flow:
Net income	$42,918	75,091
Interest expense	3,704	8,836
Depreciation expense	23,823	27,536
Accretion of contingent acquisition consideration	3,396	3,526
Equity-based compensation	5,972	6,286
Equity in earnings of unconsolidated affiliates	—	(2,231)
Segment and consolidated Adjusted EBITDA	79,813	119,044
Interest paid(1)	(3,444)	(9,187)
Cash reserved for payment of income tax withholding upon vesting of Antero Midstream Partners LP equity-based compensation awards (2)	(1,000)	(1,500)
Cash reserved for bond interest (3)	—	(1,552)
Maintenance capital expenditures (4)	(5,808)	(15,903)
Distributable cash flow	$69,561	90,902

(1)	Interest for the three months ended March 31, 2017 includes $20 million of cash interest paid, partially offset by $11 million of cash reserved for bond interest in the fourth quarter of 2016.
(2)	Estimate of current period portion of expected cash payment for income tax withholding attributable to vesting of Midstream LTIP equity-based compensation awards to be paid in the fourth quarter.
(3)	Cash reserved for bond interest expense on Antero Midstream’s 5.375% senior notes outstanding during the period that is paid on a semi-annual basis on March 15th and September 15th of each year.
(4)

Maintenance capital expenditures represent that portion of our estimated capital expenditures associated with (i) the connection of new wells to our gathering and processing systems that we believe will be necessary to offset the natural production declines Antero Resources will experience on its wells over time, and (ii) water delivery to new wells necessary to maintain the average throughput volume on our systems.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with GAAP. The preparation of our condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Certain accounting policies involve judgments and uncertainties to such an extent that there is reasonable likelihood that materially different amounts could have been reported under different conditions, or if different assumptions had been used. We evaluate our estimates and assumptions on a regular basis. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and assumptions used in preparation of our financial statements. We provide expanded discussion of our more significant accounting policies, estimates and judgments in our 2016 Form 10-K. We believe these accounting policies reflect our more significant estimates and assumptions used in preparation of our financial statements. Also, see note 2 of the notes to our audited combined consolidated financial statements, included in our 2016 Form 10-K, for a discussion of additional accounting policies and estimates made by management.

New Accounting Pronouncements

On May 28, 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective.  Additionally, on May 3, 2016, the FASB issued ASU No. 2016-11, which rescinds SEC accounting guidance regarding the use of the entitlements method for recognition of natural gas revenues.  The new standards become effective for us on January 1, 2018.  Early application is not permitted.  The standards permit the use of either the retrospective or cumulative effect transition method.  We have not yet selected a transition method.  While we are still evaluating the effect that ASU 2014-09 and ASU No. 2016-11 will have on our consolidated financial statements and related disclosures, currently, we do not believe that there will be a significant effect on our consolidated financial statements upon adoption of these standards.  To the extent applicable, upon adoption, we may be required to comply with expanded disclosure requirements, including the disaggregation of revenues to depict the nature and uncertainty of types of revenues, contract assets and liabilities, current period revenues previously recorded as a liability, performance obligations, significant judgments and estimates affecting the amount and timing of revenue recognition, determination of transaction prices, and allocation of the transaction price to performance obligations.  We continue to monitor relevant industry guidance regarding implementation of ASU 2014-09 and ASU 2016-11 and adjust our implementation strategies as necessary.  We believe that adoption of the standards will not impact our operational strategies, growth prospects, or cash flows.

On February 25, 2016, the FASB issued ASU No. 2016-02, Leases, which requires all leasing arrangements to be presented in the balance sheet as liabilities along with a corresponding asset. The ASU will replace most existing leases guidance in GAAP when it becomes effective.  The new standard becomes effective for us on January 1, 2019.  Although early application is permitted, we do not plan to early adopt the ASU.  The standard requires the use of the modified retrospective transition method.  We are evaluating the effect that ASU 2016-02 will have on our consolidated financial statements and related disclosures.  Currently, we are evaluating the standard’s applicability to our various contractual arrangements.  We believe that adoption of the standard will result in increases to our assets and liabilities on our consolidated balance sheet, as well as changes to the presentation of certain operating expenses on our consolidated statement of operations; however, we have not yet determined the extent of the adjustments that will be required upon implementation of the standard.  We continue to monitor relevant industry guidance regarding implementation of ASU 2016-02 and adjust our implementation strategies as necessary.  We believe that adoption of the standard will not impact our operational strategies, growth prospects, or cash flows.

Off-Balance Sheet Arrangements

As of March 31, 2017, we did not have any off-balance sheet arrangements.

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

Commodity Price Risk

Our gathering and compression and water services agreements with Antero Resources provide for fixed‑fee structures, and we intend to continue to pursue additional fixed‑fee opportunities with Antero Resources and third parties in order to avoid direct commodity price exposure. However, to the extent that our future contractual arrangements with Antero Resources or third parties do not provide for fixed‑fee structures, we may become subject to commodity price risk. We are subject to commodity price risks to the extent that they impact Antero Resources’ development program and production and therefore our gathering, compression, and water handling and treatment volumes.

Interest Rate Risk

Our primary exposure to interest rate risk results from outstanding borrowings under our Credit Facility, which has a floating interest rate. We do not currently, but may in the future, hedge the interest on portions of our borrowings under our revolving credit facility from time‑to‑time in order to manage risks associated with floating interest rates. At March 31, 2017, we had $200 million of borrowings and no letters of credit outstanding under the revolving credit facility. A 1.0% increase in our Credit Facility interest rate would have resulted in an estimated $2.0 million increase in interest expense, for the three months ended March 31, 2017.

Credit Risk

We are dependent on Antero Resources as our primary customer, and we expect to derive substantially all of our revenues from Antero Resources for the foreseeable future. As a result, any event, whether in our area of operations or otherwise, that adversely affects Antero Resources’ production, drilling schedule, financial condition, leverage, market reputation, liquidity, results of operations or cash flows may adversely affect our revenues and cash available for distribution.

Further, we are subject to the risk of non‑payment or non‑performance by Antero Resources, including with respect to our gathering and compression and water services agreements. We cannot predict the extent to which Antero Resources’ business could be impacted if by adverse conditions in the energy industry, nor can we estimate the impact such conditions would have on Antero Resources’ ability to execute its drilling and development program or to perform under our agreement. Any material non‑payment or non‑performance by Antero Resources could reduce our ability to make distributions to our unitholders.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a‑15(b) under the Exchange Act we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q.  Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2017 at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Our operations are subject to a variety of risks and disputes normally incident to our business. As a result, we may, at any given time, be a defendant in various legal proceedings and litigation arising in the ordinary course of business. However, we are not currently subject to any material litigation.

Item 1A. Risk Factors.

We are subject to certain risks and hazards due to the nature of the business activities we conduct. For a discussion of these risks, see “Item 1A. Risk Factors” in our 2016 Form 10-K. The risks described in our 2016 Form 10-K could materially and adversely affect our business, financial condition, cash flows, and results of operations. There have been no material changes to the risks described in our 2016 Form 10-K, except for the risks related to our investment in the Joint Venture, as described below. We may experience additional risks and uncertainties not currently known to us; or, as a result of developments occurring in the future, conditions that we currently deem to be immaterial may also materially and adversely affect our business, financial condition, cash flows and results of operations.

We own a 50% interest in the Joint Venture, which is operated by MarkWest Energy. While we have the ability to influence certain business decisions affecting the Joint Venture, the success of its investment in the Joint Venture will depend on MarkWest’s operation of the Joint Venture.

On February 6, 2017, we entered into the Joint Venture with MarkWest. While we and MarkWest each own a 50% interest in the Joint Venture, MarkWest is the primary operator of the Joint Venture. Accordingly, we will depend on MarkWest for the day-to-day operations of the Joint Venture. Our lack of control over the Joint Venture’s day-to-day operations and the associated costs of operations could result in receiving lower cash distributions from the Joint Venture than currently anticipated, which could reduce our cash available for distribution to our unitholders.  In addition, differences in views among the owners of the Joint Venture could result in delayed decisions or in failures to agree on significant matters, potentially adversely affecting the business and results of operations or prospects of the Joint Venture and, in turn, the amount of cash from the Joint Venture operations distributed to us.

If the Joint Venture is not successful or if the Joint Venture does not perform as expected, our future financial performance may be negatively impacted.

We may be exposed to certain risks in connection with our ownership interest in the Joint Venture, including regulatory, environmental and litigation risks. If such risks or other anticipated or unanticipated liabilities were to materialize, any desired benefits of our entry into the Joint Venture may not be fully realized, if at all, and its future financial performance may be negatively impacted.

In addition, the Joint Venture may result in other difficulties including, among other things:

•	diversion of our management’s attention from other business concerns;
•	managing regulatory compliance and corporate governance matters;
•	an increase in our indebtedness; and
•

potential environmental or other regulatory compliance matters or liabilities and/or title issues, including certain liabilities arising from the operation of the Joint Venture assets prior to the closing of the Joint Venture.

Interruptions in operations at any of the Joint Venture’s facilities may adversely affect its operations.

The Joint Venture assets consist of processing plants in West Virginia and a one third interest in a recently commissioned fractionator in Ohio (the “MarkWest fractionator”). Any significant interruption at these facilities would adversely affect the Joint Venture’s operations.

We will not operate the MarkWest fractionator, and the operations of the Joint Venture’s processing facilities and the MarkWest fractionator could be partially or completely shut down, temporarily or permanently, as the result of circumstances not within its control, such as:

•

unscheduled turnarounds or catastrophic events, including damages to facilities, related equipment and surrounding properties caused by earthquakes, tornadoes, hurricanes, floods, fires, severe weather, explosions and other natural disasters;

•	restrictions imposed by governmental authorities or court proceedings;

•	labor difficulties that result in a work stoppage or slowdown;
•	a disruption in the supply of NGL’s to the Joint Venture’s processing and fractionation plants and associated facilities;
•	disruption in the supply of power, water and other resources necessary to operate the Joint Venture’s facilities;
•	damage to the Joint Venture’s facilities resulting from NGLs that do not comply with applicable specifications; and
•

inadequate fractionation capacity or market access to support production volumes, including lack of availability of rail cars, barges, trucks and pipeline capacity, or market constraints, including reduced demand or limited markets for certain NGL products.

In addition, MarkWest’s NGL fractionation operations in the Marcellus and Utica regions are integrated, and as a result, it is possible that an interruption of these operations in other regions may impact operations in the regions in which the Joint Venture’s facilities are located.

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

We understand that one or more SEC-reporting affiliates of SAMIH intend to disclose in their next annual or quarterly SEC report that:

(a) Santander UK plc (“Santander UK”) holds two savings accounts and one current account for two customers resident in the United Kingdom (“UK”) who are currently designated by the United States (“US”) under the Specially Designated Global Terrorist (“SDGT”) sanctions program. Revenues and profits generated by Santander UK on these accounts in the first quarter of CY 2017 were negligible relative to the overall revenues and profits of Banco Santander SA.

(b) Santander UK holds two frozen current accounts for two UK nationals who are designated by the US under the SDGT sanctions program. The accounts held by each customer have been frozen since their designation and have remained frozen through the first quarter of calendar year (“CY”) 2017. The accounts are in arrears (£1,844.73 in debit combined) and are currently being managed by Santander UK Collections & Recoveries department. No revenues or profits were generated by Santander UK on this account in the first quarter of CY 2017.

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

ANTERO MIDSTREAM PARTNERS LP

By:	ANTERO MIDSTREAM PARTNERS GP LLC, its general partner

By:	/s/ Michael N. Kennedy
Michael N. Kennedy
Chief Financial Officer

Date:	May 8, 2017

EXHIBIT INDEX

3.1

Certificate of Conversion of Antero Resources Midstream LLC, dated November 5, 2014 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (Commission File No. 001-36719) filed on November 7, 2014).

3.2

Amended and Restated Certificate of Limited Partnership of Antero Midstream Partners LP, dated April 11, 2017 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (Commission File No. 001-36719) filed on April 11, 2017).

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

10.2

Second Amendment to Credit Agreement, by and among Antero Midstream Partners LP, the lenders party thereto, and Wells Fargo Bank, National Association, as Administrative Agent LLC (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (Commission File. No. 001-36719) filed on April 11, 2017).

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

The following financial information from this Form 10-Q of ANTERO MIDSTREAM PARTNERS, LP for the quarter ended March 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Partners’ Capital, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

The exhibits marked with the asterisk symbol (*) are filed or furnished with this Quarterly Report on Form 10-Q.