Form 10-Q
period 2017-06-30
Antero Midstream Partners LP
filed 2017-08-02
CIK 1598968

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of July 27, 2017, there were 186,545,870 common units outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Some of the information in this report may contain forward-looking statements. Forward-looking statements give our current expectations, contain projections of results of operations or of financial condition, or forecasts of future events. Words such as “may,” “assume,” “forecast,” “position,” “predict,” “strategy,” “expect,” “intend,” “plan,” “estimate,” “anticipate,” “believe,” “project,” “budget,” “potential,” or “continue,” and similar expressions are used to identify forward-looking statements. They can be affected by assumptions used or by known or unknown risks or uncertainties. Consequently, no forward-looking statements can be guaranteed. When considering these forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this report. Actual results may vary materially. You are cautioned not to place undue reliance on any forward-looking statements. You should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties. Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements include:

•	Antero Resources Corporation’s expected production and ability to meet its drilling and development plan;
•	our ability to execute our business strategy;
•	our ability to realize the anticipated benefits of investing in unconsolidated affiliates;
•	natural gas, natural gas liquids (“NGLs”) and oil prices;
•	competition and government regulations;
•	actions taken by third-party producers, operators, processors and transporters;
•	legal or environmental matters;
•	costs of conducting our gathering and compression operations;
•	general economic conditions;
•	credit markets;
•	operating hazards, natural disasters, weather-related delays, casualty losses and other matters beyond our control;
•	uncertainty regarding our future operating results; and
•	plans, objectives, expectations and intentions in this Form 10-Q that are not historical.

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

PART I—FINANCIAL INFORMATION

ANTERO MIDSTREAM PARTNERS LP

Condensed Consolidated Balance Sheets

December 31, 2016 and June 30, 2017

(Unaudited)

(In thousands)

	December 31, 2016	June 30, 2017
Assets
Current assets:
Cash and cash equivalents	$14,042	17,533
Accounts receivable–Antero Resources	64,139	79,062
Accounts receivable–third party	1,240	1,237
Prepaid expenses	529	294
Total current assets	79,950	98,126
Property and equipment, net	2,195,879	2,394,276
Investment in unconsolidated affiliates	68,299	259,697
Other assets, net	5,767	9,838
Total assets	$2,349,895	2,761,937
Liabilities and Partners' Capital
Current liabilities:
Accounts payable	$16,979	15,077
Accounts payable–Antero Resources	3,193	2,989
Accrued liabilities	61,641	77,096
Other current liabilities	200	204
Total current liabilities	82,013	95,366
Long-term liabilities:
Long-term debt	849,914	945,449
Contingent acquisition consideration	194,538	201,654
Other	620	515
Total liabilities	1,127,085	1,242,984

Partners' capital:
Common unitholders - public (70,020 units and 77,672 units issued and outstanding at December 31, 2016 and June 30, 2017, respectively)	1,458,410	1,722,808
Common unitholder - Antero Resources (32,929 units and 108,870 units issued and outstanding at December 31, 2016 and June 30, 2017, respectively)	26,820	(219,183)
Subordinated unitholder - Antero Resources (75,941 issued and outstanding at December 31, 2016)	(269,963)	—
General partner	7,543	15,328
Total partners' capital	1,222,810	1,518,953
Total liabilities and partners' capital	$2,349,895	2,761,937

See accompanying notes to condensed consolidated financial statements.

ANTERO MIDSTREAM PARTNERS LP

Condensed Consolidated Statements of Operations and Comprehensive Income

Three Months Ended June 30, 2016 and 2017

(Unaudited)

(In thousands, except per unit amounts)

	Three Months Ended June 30,
	2016	2017

Revenue:
Gathering and compression–Antero Resources	$71,715	98,633
Water handling and treatment–Antero Resources	64,893	95,004
Gathering and compression–third party	202	129
Total revenue	136,810	193,766
Operating expenses:
Direct operating	42,597	52,308
General and administrative (including $6,793 and $6,951 of equity-based compensation in 2016 and 2017, respectively)	13,305	14,789
Depreciation	24,140	30,512
Accretion of contingent acquisition consideration	3,461	3,590
Total operating expenses	83,503	101,199
Operating income	53,307	92,567
Interest expense, net	(3,879)	(9,015)
Equity in earnings of unconsolidated affiliates	484	3,623
Net income and comprehensive income	49,912	87,175
Net income attributable to incentive distribution rights	(2,731)	(15,328)
Limited partners' interest in net income	$47,181	71,847

Net income per limited partner unit - basic and diluted	$0.27	0.39

Weighted average limited partner units outstanding - basic	176,172	186,065
Weighted average limited partner units outstanding - diluted	176,226	186,533

See accompanying notes to condensed consolidated financial statements.

ANTERO MIDSTREAM PARTNERS LP

Condensed Consolidated Statements of Operations and Comprehensive Income

Six Months Ended June 30, 2016 and 2017

(Unaudited)

(In thousands, except per unit amounts)

	Six Months Ended June 30,
	2016	2017

Revenue:
Gathering and compression–Antero Resources	$141,066	190,157
Water handling and treatment–Antero Resources	131,339	178,115
Gathering and compression–third party	477	264
Total revenue	272,882	368,536
Operating expenses:
Direct operating	91,738	99,862
General and administrative (including $12,766 and $13,237 of equity-based compensation in 2016 and 2017, respectively)	26,397	29,246
Depreciation	47,963	58,048
Accretion of contingent acquisition consideration	6,857	7,116
Total operating expenses	172,955	194,272
Operating income	99,927	174,264
Interest expense, net	(7,582)	(17,851)
Equity in earnings of unconsolidated affiliates	484	5,854
Net income and comprehensive income	92,829	162,267
Net income attributable to incentive distribution rights	(4,581)	(26,881)
Limited partners' interest in net income	$88,248	135,386

Net income per limited partner unit - basic and diluted	$0.50	0.73

Weighted average limited partner units outstanding - basic	176,167	184,558
Weighted average limited partner units outstanding - diluted	176,203	185,002

See accompanying notes to condensed consolidated financial statements.

ANTERO MIDSTREAM PARTNERS LP

Condensed Consolidated Statements of Partners’ Capital

Six Months Ended June 30, 2017 (Unaudited)

(In thousands)

	Limited Partners
	Common Unitholders Public	Common Unitholder Antero Resources	Subordinated Unitholder Antero Resources	General Partner	Total Partners' Capital
Balance at December 31, 2016	$1,458,410	26,820	(269,963)	7,543	1,222,810
Net income and comprehensive income	55,378	80,008	—	26,881	162,267
Distributions to unitholders	(42,773)	(63,145)	—	(19,096)	(125,014)
Conversion of subordinated units to common units	—	(269,963)	269,963	—	—
Equity-based compensation	4,581	8,656	—	—	13,237
Issuance of common units upon vesting of equity-based compensation awards, net of units withheld for income taxes	627	(1,559)	—	—	(932)
Issuance of common units, net of offering costs	246,585	—	—	—	246,585
Balance at June 30, 2017	$1,722,808	(219,183)	—	15,328	1,518,953

See accompanying notes to condensed consolidated financial statements.

ANTERO MIDSTREAM PARTNERS LP

Condensed Consolidated Statements of Cash Flows

Six Months Ended June 30, 2016 and 2017

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2016	2017
Cash flows from operating activities:
Net income	$92,829	162,267
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation	47,963	58,048
Accretion of contingent acquisition consideration	6,857	7,116
Equity-based compensation	12,766	13,237
Equity in earnings of unconsolidated affiliates	(484)	(5,854)
Distributions from unconsolidated affiliates	—	5,820
Amortization of deferred financing costs	726	1,267
Changes in assets and liabilities:
Accounts receivable–Antero Resources	10,918	(14,923)
Accounts receivable–third party	1,448	3
Prepaid expenses	(106)	235
Accounts payable	4,515	(523)
Accounts payable–Antero Resources	4	(204)
Accrued liabilities	(8,837)	8,449
Net cash provided by operating activities	168,599	234,938
Cash flows used in investing activities:
Additions to gathering systems and facilities	(96,969)	(155,365)
Additions to water handling and treatment systems	(78,625)	(95,451)
Investment in unconsolidated affiliates	(45,044)	(191,364)
Change in other assets	(3,090)	(4,804)
Net cash used in investing activities	(223,728)	(446,984)
Cash flows provided by financing activities:
Distributions to unitholders	(82,977)	(125,014)
Borrowings on bank credit facilities, net	140,000	95,000
Issuance of common units, net of offering costs	—	246,585
Employee tax withholding for settlement of equity compensation awards	—	(932)
Other	(93)	(102)
Net cash provided by financing activities	56,930	215,537
Net increase in cash and cash equivalents	1,801	3,491
Cash and cash equivalents, beginning of period	6,883	14,042
Cash and cash equivalents, end of period	$8,684	17,533
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$7,708	21,976
Supplemental disclosure of noncash investing activities:
Increase in accrued capital expenditures and accounts payable for property and equipment	$7,770	5,627

See accompanying notes to condensed consolidated financial statements.

ANTERO MIDSTREAM PARTNERS LP

Notes to Condensed Consolidated Financial Statements

December 31, 2016 and June 30, 2017

(1) Business and Organization

Antero Midstream Partners LP (the “Partnership”) is a growth-oriented master limited partnership formed by Antero Resources Corporation (“Antero Resources”) to own, operate and develop midstream energy infrastructure primarily to service Antero Resources’ rapidly increasing production and completion activity in the Appalachian Basin’s Marcellus Shale and Utica Shale located in West Virginia and Ohio. The Partnership’s assets consist of gathering pipelines, compressor stations, and water handling and treatment assets, through which the Partnership provides midstream services to Antero Resources under long-term, fixed-fee contracts. The Partnership’s condensed consolidated financial statements as of June 30, 2017, include the accounts of the Partnership and its 100% owned operating subsidiaries: Antero Midstream LLC, Antero Water LLC (“Antero Water”), and Antero Treatment LLC. The condensed consolidated financial statements also include the accounts of Antero Midstream Finance Corporation (“Finance Corp”), a wholly owned subsidiary and the co-issuer of the Partnership’s senior notes. The Partnership’s 100% owned operating subsidiaries fully and unconditionally guarantee the Partnership’s outstanding debt securities on a joint and several basis. The Partnership has no independent assets or operations and there are no restrictions on the ability of the Partnership to obtain funds from its 100% owned subsidiaries by dividend or loan.

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

On April 6, 2017, in connection with its initial public offering, Antero Resources Midstream Management LLC (“ARMM”) formed Antero Midstream Partners GP LLC (“AMP GP”), a Delaware limited liability company, as a wholly owned subsidiary, and, on April 11, 2017, assigned to AMP GP the general partner interest in us. Concurrent with the assignment, AMP GP was admitted as the Partnership’s sole general partner and ARMM ceased to be our general partner.

On May 9, 2017, ARMM closed its initial public offering. In connection with the offering, ARMM was converted into a Delaware limited partnership, and changed its name to Antero Midstream GP LP (“AMGP”).

(2)Summary of Significant Accounting Policies

(a) Basis of Presentation

These condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”)  applicable to interim financial information and should be read in the context of the December 31, 2016 combined consolidated financial statements and notes thereto for a more complete understanding of the Partnership’s operations, financial position, and accounting policies.  The December 31, 2016 combined consolidated financial statements have been filed with the SEC in the Partnership’s 2016 Form 10-K.

These unaudited condensed consolidated financial statements of the Partnership have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, and, accordingly, do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments (consisting of normal and recurring accruals) considered necessary to present fairly the Partnership’s financial position as of December 31, 2016 and June 30, 2017, the results of its operations for the three and six months ended June 30, 2016 and 2017, and its cash flows for the six months ended June 30, 2016 and 2017. The Partnership has no items of other comprehensive income or loss; therefore, its net income or loss is identical to its comprehensive income or loss. The Partnership’s statement of cash flows for the six months ended June 30, 2016 includes reclassifications within current liabilities that were made to conform to the six months ended June 30, 2017 presentation. The Partnership’s statement of operations and comprehensive income for the three and six months ended June 30, 2016 includes reclassifications within operating expenses that were made to conform to the three and six months ended June 30, 2017 presentation.

ANTERO MIDSTREAM PARTNERS LP

Notes to Condensed Consolidated Financial Statements

December 31, 2016 and June 30, 2017

Certain costs of doing business that are incurred by Antero Resources on our behalf have been reflected in the condensed consolidated financial statements. These costs include general and administrative expenses attributed to us by Antero Resources in exchange for:

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

ANTERO MIDSTREAM PARTNERS LP

Notes to Condensed Consolidated Financial Statements

December 31, 2016 and June 30, 2017

Our investment in property and equipment was as follows as of December 31, 2016 and June 30, 2017 (in thousands):

	Estimated useful lives	December 31, 2016	June 30, 2017
Land	n/a	$11,338	14,274
Fresh water surface pipelines and equipment	5 years	39,562	40,914
Above ground storage tanks	10 years	4,301	4,301
Fresh water permanent buried pipelines and equipment	20 years	443,453	473,594
Gathering systems and facilities	20 years	1,551,771	1,673,139
Construction-in-progress	n/a	400,096	500,744
Total property and equipment		2,450,521	2,706,966
Less accumulated depreciation		(254,642)	(312,690)
Property and equipment, net		$2,195,879	2,394,276

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

AMGP, in its capacity as the sole member of AMP GP (our “general partner”), has adopted the Antero Midstream Partners LP Long-Term Incentive Plan (“Midstream LTIP”), pursuant to which certain non-employee directors of our general partner and certain officers, employees and consultants of our general partner and its affiliates are eligible to receive awards representing equity interests in the Partnership. An aggregate of 10,000,000 common units may be delivered pursuant to awards under the Midstream LTIP, subject to customary adjustments. For accounting purposes, these units are treated as if they are distributed from us to Antero Resources. Antero Resources recognizes compensation expense for the units awarded to its employees and a portion of that expense is allocated to us. See Note 6—Equity-Based Compensation.

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

December 31, 2016 and June 30, 2017

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

(3)Related Party Transactions

Certain of the Partnership’s shareholders, including members of its executive management group, own a significant interest in the Partnership and, either through their representatives or directly, serve as members of the Board of Directors for Antero Resources and the Boards of Directors for the general partners of the Partnership and AMGP.  These same groups or individuals own common shares in Antero Resources and common shares and other interests in AMGP, which indirectly owns the incentive distribution rights in the Partnership.  The Partnership’s executive management group also manages the operations and business affairs of Antero Resources and AMGP.

(a)Revenues

Substantially all revenues earned were earned from Antero Resources under various agreements for gathering and compression and water services.

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

(c)Allocation of Costs

The employees supporting our operations are employees of Antero Resources. Direct operating expense includes allocated costs of $1.0 million and $1.2 million during the three months ended June 30, 2016 and 2017, respectively, and $1.8 million and $2.4 million during the six months ended June 30, 2016 and 2017, respectively, related to labor charges for Antero Resources employees associated with the operation of our gathering lines, compressor stations, and water handling and treatment assets. General and administrative expense includes allocated costs of $12.4 million and $13.8 million during the three months ended June 30, 2016 and 2017, respectively, and $23.9 million and $26.8 million during the six months ended June 30, 2016 and 2017, respectively. These costs relate to: (i) various business services, including payroll processing, accounts payable processing and facilities management, (ii) various corporate services, including legal, accounting, treasury, information technology and human resources and (iii) compensation, including equity-based compensation (see Note 6—Equity-Based Compensation for more information). These expenses are charged or allocated to us based on the nature of the expenses and are allocated based on a combination of our proportionate share of gross property and equipment, capital expenditures and labor costs, as applicable.

ANTERO MIDSTREAM PARTNERS LP

Notes to Condensed Consolidated Financial Statements

December 31, 2016 and June 30, 2017

(4)Long-Term Debt

Long-term debt was as follows at December 31, 2016 and June 30, 2017 (in thousands):

	December 31, 2016	June 30, 2017
Revolving credit facility (a)	$210,000	305,000
5.375% senior notes due 2024 (b)	650,000	650,000
Net unamortized debt issuance costs	(10,086)	(9,551)
	$849,914	945,449

(a) Revolving Credit Facility

We have a secured revolving credit facility with a syndicate of bank lenders. The revolving credit facility provides for lender commitments of $1.5 billion and a letter of credit sublimit of $150 million. The revolving credit facility matures on November 10, 2019.

The revolving credit facility is ratably secured by mortgages on substantially all of our properties, including the properties of our subsidiaries, and guarantees from our subsidiaries. The revolving credit facility contains certain covenants including restrictions on indebtedness, and requirements with respect to leverage and interest coverage ratios. The revolving credit facility permits distributions to the holders of our equity interests in accordance with the cash distribution policy adopted by the board of directors of our general partner in connection with the Partnership’s initial public offering, provided that no event of default exists or would be caused thereby, and only to the extent permitted by our organizational documents. The Partnership was in compliance with all of the financial covenants under the revolving credit facility as of December 31, 2016 and June 30, 2017.

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

At December 31, 2016 and June 30, 2017, we had borrowings under the revolving credit facility of $210 million and $305 million, respectively, with a weighted average interest rate of 2.23%  and 2.62%, respectively.  No letters of credit were outstanding at December 31, 2016 or June 30, 2017.

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

December 31, 2016 and June 30, 2017

repurchase all or a portion of the notes at a price equal to 101% of the principal amount of the 2024 Notes, plus accrued and unpaid interest.

(5)  Accrued Liabilities

Accrued liabilities as of December 31, 2016 and June 30, 2017 consisted of the following items (in thousands):

	December 31, 2016	June 30, 2017
Capital expenditures	$35,608	42,610
Operating expenses	14,582	22,862
Interest	10,613	10,681
Other	838	943
	$61,641	77,096

(6)Equity-Based Compensation

Our general and administrative expenses include equity-based compensation costs allocated to us by Antero Resources for grants made pursuant to Antero Resources’ long‑term incentive plan and the Midstream LTIP. Equity‑based compensation expense allocated to us was $6.8 million and $7.0 million for the three months ended June 30, 2016 and 2017, respectively, and $12.8 million and $13.2 million for the six months ended June 30, 2016 and 2017, respectively. These expenses were allocated to us based on our proportionate share of Antero Resources’ labor costs. Antero Resources has unamortized expense totaling approximately $168.2 million as of June 30, 2017 related to its various equity-based compensation plans, which includes the Midstream LTIP. A portion of this will be allocated to us as it is amortized over the remaining service period of the related awards.

Midstream LTIP

Our general partner manages our operations and activities, and Antero Resources employs the personnel who provide support to our operations pursuant to a secondment agreement between us and Antero Resources. Our general partner has adopted the Midstream LTIP, pursuant to which non‑employee directors of our general partner and certain officers, employees and consultants of our general partner and its affiliates are eligible to receive awards representing equity interests in the Partnership. An aggregate of 10,000,000 common units may be delivered pursuant to awards under the Midstream LTIP, subject to customary adjustments. A total of 7,667,042 common units are available for future grant under the Midstream LTIP as of June 30, 2017. Phantom units granted under the Midstream LTIP vest subject to the satisfaction of service requirements, upon the completion of which common units in the Partnership and distribution equivalent rights are delivered to the holder of the phantom units. Compensation related to each phantom unit award is recognized on a straight-line basis over the requisite service period of the entire award. The grant date fair values of these awards are determined based on the closing price of the Partnership’s common units on the date of grant. These units are accounted for as if they are distributed by the Partnership to Antero Resources. Antero Resources recognizes compensation expense for the units awarded and a portion of that expense is allocated to the Partnership. Antero Resources allocates equity-based compensation expense to the Partnership based on our proportionate share of Antero Resources’ labor costs. The Partnership’s portion of the equity-based compensation expense is included in general and administrative expenses, and recorded as a credit to the applicable classes of partners’ capital.

ANTERO MIDSTREAM PARTNERS LP

Notes to Condensed Consolidated Financial Statements

December 31, 2016 and June 30, 2017

A summary of phantom unit awards activity during the six months ended June 30, 2017 is as follows:

		Weighted average	Aggregate
	Number of units	grant date fair value	intrinsic value (in thousands)
Total awarded and unvested—December 31, 2016	1,331,961	$27.31	$41,131
Granted	340,773	$32.45
Vested	(73,080)	$21.34
Forfeited	(48,760)	$28.85
Total awarded and unvested—June 30, 2017	1,550,894	$28.68	$51,459

Intrinsic values are based on the closing price of the Partnership’s common units on the referenced dates. Midstream LTIP unamortized expense of $34.5 million at June 30, 2017, is expected to be recognized over a weighted average period of approximately 2.3 years and our proportionate share will be allocated to us as it is recognized.

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

General Partner Interest

Our general partner owns a non-economic general partner interest in us, which does not entitle it to receive cash distributions. However, AMGP, in its capacity as the sole member of our general partner, controls the holder of the IDRs and may in the future own common units or other equity interests in us and would be entitled to receive distributions on any such interests.

Upon payment of the February 8, 2017 distribution to unitholders, the requirements for the conversion of all subordinated units were satisfied under our partnership agreement. As a result, effective February 9, 2017, the 75,940,957 subordinated units owned by Antero Resources were converted into common units on a one-for-one basis and now participate on terms equal with all other common units in distributions of available cash. The conversion did not impact the amount of the cash distributions paid by the Partnership or the total units outstanding, as shown on the “Conversion of subordinated units to common units” line item on our condensed consolidated Statement of Partners’ Capital.

Cash Distributions

The board of directors of our general partner has declared a cash distribution of $0.32 per unit for the quarter ended June 30, 2017. The distribution will be payable on August 16, 2017 to unitholders of record as of August 3, 2017.

ANTERO MIDSTREAM PARTNERS LP

Notes to Condensed Consolidated Financial Statements

December 31, 2016 and June 30, 2017

The following table details the amount of quarterly distributions the Partnership paid for each of its partnership interests, with respect to the quarter indicated (in thousands, except per unit data):

			Distributions
			Limited Partners
Quarter and Year	Record Date	Distribution Date	Common unitholders	Subordinated unitholders	Holder of IDRs	Total	Distributions per limited partner unit
Q4 2015	February 15, 2016	February 29, 2016	$22,048	16,708	969	39,725		$0.2200
Q1 2016	May 11, 2016	May 25, 2016	23,556	17,846	1,850	43,252		$0.2350
Q2 2016	August 10, 2016	August 24, 2016	25,059	18,985	2,731	46,775		$0.2500
Q3 2016	November 10, 2016	November 24, 2016	26,901	20,124	4,820	51,845		$0.2650
*	November 12, 2016	November 18, 2016	849	—	—	849	$	*
	Total 2016		$98,413	73,663	10,370	182,446

Q4 2016	February 1, 2017	February 8, 2017	$28,827	21,263	7,543	57,633		$0.2800
*	April 21, 2017	April 30, 2017	75	—	—	75	$	*
Q1 2017	May 3, 2017	May 10, 2017	55,753	—	11,553	67,306		$0.3000
	Total 2017		$84,655	21,263	19,096	125,014

* Distribution equivalent rights on units that vested under the Midstream LTIP

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

Basic earnings per unit is computed by dividing net earnings attributable to unitholders by the weighted average number of units outstanding during each period. Diluted net income per limited partner unit reflects the potential dilution that could occur if agreements to issue common units, such as awards under long-term incentive plans, were exercised, settled or converted into common units. When it is determined that potential common units resulting from an award should be included in the diluted net income per limited partner unit calculation, the impact is reflected by applying the treasury stock method. Earnings per common unit assuming dilution for the three months ended June 30, 2017 was calculated based on the diluted weighted average number of units outstanding of 186,532,700, including 467,540 dilutive units attributable to non-vested phantom unit awards. Earnings per common unit assuming dilution for the six months ended June 30, 2017 was calculated based on the diluted weighted average number of units outstanding of 185,001,686, including 443,981 dilutive units attributable to non-vested phantom unit awards.

ANTERO MIDSTREAM PARTNERS LP

Notes to Condensed Consolidated Financial Statements

December 31, 2016 and June 30, 2017

The Partnership’s calculation of net income per limited partner unit for the periods indicated is as follows (in thousands, except per unit data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2017	2016	2017

Net income	$49,912	87,175	$92,829	162,267
Less:
Net income attributable to incentive distribution rights	(2,731)	(15,328)	(4,581)	(26,881)
Limited partner interest in net income	$47,181	71,847	$88,248	135,386

Net income per limited partner unit - basic and diluted	$0.27	0.39	$0.50	0.73

Weighted average limited partner units outstanding - basic	176,172	186,065	176,167	184,558

Weighted average limited partner units outstanding - diluted	176,226	186,533	176,203	185,002

(9) Sale of Common Units Under Equity Distribution Agreement

During the third quarter of 2016, the Partnership entered into an Equity Distribution Agreement and in first quarter of 2017 amended and restated the Equity Distribution Agreement (as amended and restated, the “Distribution Agreement”), pursuant to which the Partnership may sell, from time to time through brokers acting as its sales agents, common units representing limited partner interests having an aggregate offering price of up to $250 million.  The offer and sale of common units under the program has been registered with the SEC on an effective registration statement on Form S-3. Sales of the common units may be made by means of ordinary brokers’ transactions on the New York Stock Exchange, at market prices, in block transactions, or as otherwise agreed to between the Partnership and the sales agents.  Proceeds are expected to be used for general partnership purposes, which may include repayment of indebtedness and funding working capital or capital expenditures.  The Partnership is under no obligation to offer and sell common units under the Distribution Agreement.

During the six months ended June 30, 2017, the Partnership issued and sold 700,031 common units under the Distribution Agreement, resulting in net proceeds of $23.1 million. As of June 30, 2017, the Partnership had the capacity to issue additional common units under the Distribution Agreement up to an aggregate sales price of $159.9 million.

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

The following table provides a reconciliation of changes in Level 3 financial liabilities measured at fair value on a recurring basis (in thousands):

Beginning balance - December 31, 2016	$194,538
Accretion	7,116
Ending balance - June 30, 2017	$201,654

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

December 31, 2016 and June 30, 2017

assumptions each reporting period based on new developments and adjust such amounts to fair value based on revised assumptions, if applicable, until such consideration is satisfied through payment upon achievement of the specified objectives or it is eliminated upon failure to achieve the specified objectives.

As of June 30, 2017, we expect to pay the entire amount of the contingent consideration amounts in 2019 and 2020. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy. The fair value of the contingent consideration liability associated with future milestone payments was based on the risk adjusted present value of the contingent consideration payout.

The carrying values of accounts receivable and accounts payable at December 31, 2016 and June 30, 2017 approximated market value because of their short-term nature. The carrying value of the amounts under the revolving credit facility at December 31, 2016 and June 30, 2017 approximated fair value because the variable interest rates are reflective of current market conditions.

Based on Level 2 market data inputs, the fair value of the Partnership’s 2024 Notes was approximately $667.7 million at June 30, 2017.

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

In conjunction with the Joint Venture, on February 10, 2017 we issued 6,900,000 common units, including common units issued pursuant to the underwriters’ option to purchase additional common units, resulting in net proceeds of approximately $223 million (the “Offering”). We used the proceeds from the Offering to repay outstanding borrowings under our revolving credit facility incurred to fund the investment in the Joint Venture, and for general partnership purposes.

In the second quarter of 2016, the Partnership exercised its option to purchase a 15% equity interest in Stonewall, which operates the 67-mile Stonewall pipeline on which Antero is an anchor shipper.

Our condensed consolidated net income includes the Partnership’s proportionate share of the net income of equity method investees. When the Partnership records its proportionate share of net income, it increases equity income in the condensed consolidated statements of operations and comprehensive income and the carrying value of that investment. The Partnership uses the equity method of accounting to account for its investments in Stonewall and the Joint Venture because the Partnership exercises significant influence over the entities. Our judgment regarding the level of influence over our equity investments includes considering key factors such as the Partnership’s ownership interest, representation on the board of directors and participation in policy-making decisions of Stonewall and the Joint Venture.

The following table is a reconciliation of our investments in unconsolidated affiliates as presented on our condensed consolidated balance sheets (in thousands):

		MarkWest	Total Investment in
	Stonewall	Joint Venture	Unconsolidated Affiliates
Balance at December 31, 2016	$68,299	—	68,299
Initial investment	—	153,770	153,770
Additional investments	—	37,594	37,594
Equity in net income of unconsolidated affiliates	5,085	769	5,854
Distributions from unconsolidated affiliates	(5,820)	—	(5,820)
Balance at June 30, 2017	$67,564	192,133	259,697

ANTERO MIDSTREAM PARTNERS LP

Notes to Condensed Consolidated Financial Statements

December 31, 2016 and June 30, 2017

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

ANTERO MIDSTREAM PARTNERS LP

Notes to Condensed Consolidated Financial Statements

December 31, 2016 and June 30, 2017

Summarized financial information concerning the Partnership’s segments for the periods indicated is shown in the following table (in thousands):

		Water
	Gathering and	Handling and	Consolidated
	Processing	Treatment	Total
Three months ended June 30, 2016
Revenues:
Revenue - Antero Resources	$71,715	64,893	136,608
Revenue - third-party	202	—	202
Total revenues	71,917	64,893	136,810

Operating expenses:
Direct operating	7,447	35,150	42,597
General and administrative (before equity-based compensation)	4,837	1,675	6,512
Equity-based compensation	5,301	1,492	6,793
Depreciation	16,964	7,176	24,140
Accretion of contingent acquisition consideration	—	3,461	3,461
Total expenses	34,549	48,954	83,503
Operating income	$37,368	15,939	53,307

Equity in earnings of unconsolidated affiliates	$484	-	484
Total assets	$1,583,246	569,624	2,152,870
Additions to property and equipment	$48,283	41,589	89,872

Three months ended June 30, 2017
Revenues:
Revenue - Antero Resources	$98,633	95,004	193,637
Revenue - third-party	129	—	129
Total revenues	98,762	95,004	193,766

Operating expenses:
Direct operating	9,922	42,386	52,308
General and administrative (before equity-based compensation)	5,468	2,370	7,838
Equity-based compensation	5,237	1,714	6,951
Depreciation	22,271	8,241	30,512
Accretion of contingent acquisition consideration	—	3,590	3,590
Total expenses	42,898	58,301	101,199
Operating income	$55,864	36,703	92,567

Equity in earnings of unconsolidated affiliates	$3,623	-	3,623
Total assets	$2,050,202	711,735	2,761,937
Additions to property and equipment	$88,806	58,497	147,303

ANTERO MIDSTREAM PARTNERS LP

Notes to Condensed Consolidated Financial Statements

December 31, 2016 and June 30, 2017

		Water
	Gathering and	Handling and	Consolidated
	Processing	Treatment	Total
Six months ended June 30, 2016
Revenues:
Revenue - Antero Resources	$141,066	$131,339	$272,405
Revenue - third-party	477	-	477
Total revenues	141,543	131,339	272,882

Operating expenses:
Direct operating	15,066	76,672	91,738
General and administrative (before equity-based compensation)	9,785	3,846	13,631
Equity-based compensation	9,688	3,078	12,766
Depreciation	33,826	14,137	47,963
Accretion of contingent acquisition consideration	-	6,857	6,857
Total expenses	68,365	104,590	172,955

Operating income	$73,178	$26,749	$99,927

Equity in earnings of unconsolidated affiliates	$484	$-	$484
Total assets	$1,583,246	$569,624	$2,152,870
Additions to property and equipment	$96,969	$78,625	$175,594

Six months ended June 30, 2017
Revenues:
Revenue - Antero Resources	$190,157	178,115	368,272
Revenue - third-party	264	—	264
Total revenues	190,421	178,115	368,536

Operating expenses:
Direct operating	18,036	81,826	99,862
General and administrative (before equity-based compensation)	11,017	4,992	16,009
Equity-based compensation	9,826	3,411	13,237
Depreciation	41,970	16,078	58,048
Accretion of contingent acquisition consideration	—	7,116	7,116
Total expenses	80,849	113,423	194,272

Operating income	$109,572	64,692	174,264

Equity in earnings of unconsolidated affiliates	$5,854	—	5,854
Total assets	$2,050,202	711,735	2,761,937
Additions to property and equipment	$155,365	95,451	250,816

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

Overview

We are a growth-oriented master limited partnership formed by Antero Resources to own, operate and develop midstream energy assets to service Antero Resources’ increasing production. Our assets consist of gathering pipelines, compressor stations, and interests in processing and fractionation plants that collect and process natural gas, NGLs and oil from Antero Resources’ wells in the Marcellus and Utica Shales in West Virginia and Ohio. Our assets also include two independent fresh water delivery systems that deliver fresh water from the Ohio River, several regional waterways, and wastewater handling services for well completion operations in Antero Resources’ operating areas. These fresh water delivery systems consist of permanent buried pipelines, surface pipelines and fresh water storage facilitates, as well as pumping stations and impoundments to transport the fresh water throughout the pipelines. The wastewater handling services consist of wastewater transportation, disposal, and treatment, including a water treatment facility currently under construction.

Address, Internet Website and Availability of Public Filings

Our principal executive offices are at 1615 Wynkoop Street, Denver, Colorado 80202.  Our telephone number is (303) 357-7310. Our website is located at www.anteromidstream.com.

We make available free of charge our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K as soon as reasonably practicable after we file such material with, or furnish it to, the SEC. These documents are located on our website under the “Investors Relations” link.

Information on our website is not incorporated into this Quarterly Report on Form 10-Q or our other filings with the SEC and is not a part of them.

Second Quarter 2017 Developments and Highlights

Financial Results

For the three months ended June 30, 2017, we generated cash flows from operations of $135 million, net income of $87 million, and Adjusted EBITDA of $139 million. This compares to cash flows from operations of $86 million, net income of $50 million, and Adjusted EBITDA of $88 million for the three months ended June 30, 2016.

For the six months ended June 30, 2017, we generated cash flows from operations of $235 million, net income of $162 million, and Adjusted EBITDA of $258 million. This compares to cash flows from operations of $169 million, net income of $93 million, and Adjusted EBITDA of $168 million for the six months ended June 30, 2016.  See “—Non-GAAP Financial Measures” for a definition of Adjusted EBITDA (a non-GAAP measure) and a reconciliation of Adjusted EBITDA to net income for the three and six months ended June 30, 2016 and 2017.

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

Cash Distributions

The board of directors of our general partner has declared a cash distribution of $0.32 per unit for the quarter ended June 30, 2017. The distribution will be payable on August 16, 2017 to unitholders of record as of August 3, 2017.

2017 Capital Budget and Capital Spending

Our 2017 capital budget is approximately $800 million, which includes $460 million of expansion capital, $65 million of maintenance capital, and $275 million of capital investment in the joint venture (the “Joint Venture”) to develop processing and fractionation assets in Appalachia with MarkWest Energy Partners, L.P. (“MarkWest”). The capital budget includes $350 million of expansion and maintenance capital on gathering and processing infrastructure, approximately 75% of which will be invested in the Marcellus Shale and the remaining 25% will be invested in the Utica Shale. The gathering and processing budget is expected to result in over 35 miles of additional gathering pipelines in the Marcellus and Utica Shales combined. We also expect to invest $75 million for water infrastructure and maintenance capital for four fresh water storage impoundments as well as 37 miles of additional fresh water trunklines and surface pipelines to support Antero Resources’ completion activities. Approximately 67% of the water infrastructure budget will be allocated to the Marcellus Shale and the remaining 33% will be allocated to the Utica Shale. Our 2017 budget also includes $100 million of construction capital for the advanced wastewater treatment facility, which is expected to be placed into service in late 2017. During the three months ended June 30, 2017, our total gathering and processing capital expenditures were approximately $88 million and our total water handling and treatment capital expenditures were approximately $58 million.

For the three months ended June 30, 2017, our capital expenditures were approximately $177 million, including $114 of expansion capital, $32 million of maintenance capital, and $31 million of capital investment in the Joint Venture.

Antero Midstream GP LP Initial Public Offering

On April 6, 2017, in connection with its initial public offering, Antero Resources Midstream Management LLC (“ARMM”) formed Antero Midstream Partners GP LLC (“AMP GP”), a Delaware limited liability company, as a wholly owned subsidiary, and, on April 11, 2017, assigned to AMP GP the general partner interest in us. Concurrent with the assignment, AMP GP was admitted as the Partnership’s sole general partner and ARMM ceased to be our general partner.

On May 9, 2017, ARMM, which indirectly controls our incentive distribution rights, closed its initial public offering. In connection with the offering, ARMM converted into a Delaware limited partnership, and changed its name to Antero Midstream GP LP (“AMGP”). We received no proceeds from the sale of common shares in the offering.

Credit Facility

As of June 30, 2017, lender commitments under our revolving credit facility were $1.5 billion, with a letter of credit sublimit of $150 million. At June 30, 2017, we had borrowings of $305 million and no letters of credit outstanding under the revolving credit facility. Our revolving credit facility matures in November 2019. See “—Debt Agreements—Revolving Credit Facility” for a description of our revolving credit facility.

Items Affecting Comparability of Our Financial Results

Certain of the historical financial results discussed below may not be comparable to our future financial results primarily as a result of the significant increase in the scope of our operations over the last several years. Our gathering and processing and water handling and treatment systems are relatively new, having been substantially built within the last four years. Accordingly, our revenues and expenses over that time reflect the significant ramp up in our operations. Similarly, Antero Resources has experienced significant changes in its production and drilling and completion schedule over that same period. Accordingly, it may be difficult to project trends from our historical financial data going forward.

Results of Operations

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2017

We have two operating segments: (1) gathering and processing and (2) water handling and treatment. The operating results and assets of our reportable segments were as follows for the three months ended June 30, 2016 and 2017 (in thousands):

		Water
	Gathering and	Handling and	Consolidated
	Processing	Treatment	Total
Three months ended June 30, 2016
Revenues:
Revenue - Antero Resources	$71,715	64,893	136,608
Revenue - third-party	202	—	202
Total revenues	71,917	64,893	136,810

Operating expenses:
Direct operating	7,447	35,150	42,597
General and administrative (before equity-based compensation)	4,837	1,675	6,512
Equity-based compensation	5,301	1,492	6,793
Depreciation	16,964	7,176	24,140
Accretion of contingent acquisition consideration	—	3,461	3,461
Total expenses	34,549	48,954	83,503
Operating income	$37,368	15,939	53,307

Segment and consolidated Adjusted EBITDA(1)	$59,633	28,068	87,701

Three months ended June 30, 2017
Revenues:
Revenue - Antero Resources	$98,633	95,004	193,637
Revenue - third-party	129	—	129
Total revenues	98,762	95,004	193,766

Operating expenses:
Direct operating	9,922	42,386	52,308
General and administrative (before equity-based compensation)	5,468	2,370	7,838
Equity-based compensation	5,237	1,714	6,951
Depreciation	22,271	8,241	30,512
Accretion of contingent acquisition consideration	—	3,590	3,590
Total expenses	42,898	58,301	101,199
Operating income	$55,864	36,703	92,567

Segment and consolidated Adjusted EBITDA(1)	$89,192	50,248	139,440

(1)

For a discussion of the non‑GAAP financial measure Adjusted EBITDA, including a reconciliation of Adjusted EBITDA to its most directly comparable financial measures calculated and presented in accordance with GAAP, please see “— Non‑GAAP Financial Measures” below.

The following table sets forth selected operating data for the three months ended June 30, 2016 compared to the three months ended June 30, 2017 (in thousands, except average realized fees):

			Amount of
	Three Months Ended June 30,		Increase	Percentage
	2016	2017	(Decrease)	Change
Revenue:
Revenue - Antero Resources	$136,608	193,637	57,029	42%
Revenue - third-party	202	129	(73)	(36)%
Total revenue	136,810	193,766	56,956	42%
Operating expenses:
Direct operating	42,597	52,308	9,711	23%
General and administrative (before equity-based compensation)	6,512	7,838	1,326	20%
Equity-based compensation	6,793	6,951	158	2%
Depreciation	24,140	30,512	6,372	26%
Accretion of contingent acquisition consideration	3,461	3,590	129	4%
Total operating expenses	83,503	101,199	17,696	21%
Operating income	53,307	92,567	39,260	74%
Interest expense	(3,879)	(9,015)	(5,136)	132%
Equity in earnings of unconsolidated affiliates	484	3,623	3,139	649%
Net income	$49,912	87,175	37,263	75%
Adjusted EBITDA(1)	$87,701	139,440	51,739	59%
Operating Data:
Gathering—low pressure (MMcf)	123,116	153,180	30,064	24%
Gathering—high pressure (MMcf)	114,013	157,806	43,793	38%
Compression (MMcf)	59,834	108,451	48,617	81%
Condensate gathering (MBbl)	180	*	*	*
Processing - Joint Venture (MMcf)	—	19,662	*	*
Fractionation - Joint Venture (MBbl)	—	368	*	*
Fresh water delivery (MBbl)	9,589	15,761	6,172	64%
Wastewater handling (MBbl)	2,740	3,400	660	24%
Wells serviced by fresh water delivery	31	44	13	42%
Gathering—low pressure (MMcf/d)	1,353	1,683	330	24%
Gathering—high pressure (MMcf/d)	1,253	1,734	481	38%
Compression (MMcf/d)	658	1,192	534	81%
Condensate gathering (MBbl/d)	2	*	*	*
Processing - Joint Venture (MMcf/d)	—	216	*	*
Fractionation - Joint Venture (MBbl/d)	—	4	*	*
Fresh water delivery (MBbl/d)	105	173	68	64%
Wastewater handling (MBbl/d)	30	37	7	24%
Average realized fees:
Average gathering—low pressure fee ($/Mcf)	$0.31	0.32	0.01	3%
Average gathering—high pressure fee ($/Mcf)	$0.19	0.19	—	—
Average compression fee ($/Mcf)	$0.19	0.19	—	—
Average gathering—condensate fee ($/Bbl)	$4.17	—	(4.17)	(100)%
Average fresh water delivery fee - Antero Resources($/Bbl)	$3.68	3.72	0.04	1%

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

Revenue - Antero Resources.  Revenues from gathering and compression of natural gas and condensate, and water handling and treatment increased by 42%, from $137 million for the three months ended June 30, 2016 to $194 million for the three months ended June 30, 2017. Gathering and compression revenues increased by 38%, from $72 million for the three months ended June 30, 2016 to $99 million for the three months ended June 30, 2017. Water handling and treatment revenues increased by 46%, from $65 million for the three months ended June 30, 2016 to $95 million for the three months ended June 30, 2017. These fluctuations are primarily the result of the following:

•

low pressure gathering revenue increased $10 million period over period due to an increase of throughput volumes of 30 Bcf, or 330 MMcf/d, which was due to 111 new wells added to our system since June 30, 2016;

•

compression revenue increased $9 million period over period due to an increase of throughput volumes of 49 Bcf, or 534 MMcf/d, primarily due to the addition of four new compressor stations placed in service after June 30, 2016, and additional wells added to our system;

•

high pressure gathering revenue increased $9 million period over period due to an increase of throughput volumes of 44 Bcf, or 481 MMcf/d, which was primarily due to 4 new high pressure lines added to our system since June 30, 2016;

•

fresh water delivery revenue increased $23 million period over period due to an increase in fresh water delivery of 6,172 MBbl, or 68 MBbl/d, primarily due to an increase in the amount of water used in well completions by Antero Resources; and

•

other fluid handling services revenue increased $7 million period over period due to an increase in wastewater handling and treatment volumes of 660 MBbl, or 7 MBbl/d. Other fluid handling services include the disposal and treatment of wastewater and high rate transfer of fresh water by third parties and are billed at our cost plus 3%.

Direct operating expenses.  Total direct operating expenses increased by 23%, from $43 million for the three months ended June 30, 2016 to $52 million for the three months ended June 30, 2017. The increase was primarily due to other fluid handling services resulting from increased water volumes in 2017.

General and administrative expenses.  General and administrative expenses (before equity-based compensation expense) increased by 20%, from $7 million for the three months ended June 30, 2016 to $8 million for the three months ended June 30, 2017.  The increase was primarily due to an increased allocation of general and administrative expenses from Antero Resources as a result of increased capital expenditures, as well as increased legal and other general corporate expenses to support our growth.

Equity-based compensation expenses.  Equity-based compensation expenses remained relatively consistent at $7 million for the three months ended June 30, 2016 and 2017.

Accretion of contingent acquisition consideration.  Total contingent acquisition consideration accretion expense remained relatively consistent at $4 million for the three months ended June 30, 2016 and 2017. In connection with Antero Resources’ contribution of Antero Water LLC and certain wastewater treatment assets to us in September 2015 (the “Water Acquisition”), we have agreed to pay Antero Resources (a) $125 million in cash if we deliver 176 million barrels or more of fresh water during the period between January 1, 2017 and December 31, 2019 and (b) an additional $125 million in cash if we deliver 219 million barrels or more of fresh water during the period between January 1, 2018 and December 31, 2020. In conjunction with the Water Acquisition on September 23, 2015, we recorded a liability for the discounted net present value of the contingent acquisition consideration and, as time passes, we recognize accretion expense to increase the discounted liability to the expected liability amounts in 2019 and 2020.

Depreciation expense.  Total depreciation expense increased by 26%, from $24 million for the three months ended June 30, 2016 to $31 million for the three months ended June 30, 2017. The increase was primarily due to additional gathering, compression, and water handling and treatment assets placed into service.

Interest expense.  Interest expense increased by 132%, from $4 million for the three months ended June 30, 2016 to $9 million, net of $3 million in capitalized interest, for the three months ended June 30, 2017. The increase was due to interest incurred on our $650 million of 5.375% senior notes due September 15, 2024 (the “2024 Notes”), which has a higher interest rate than our credit facility, and an overall increase in our total debt from $760 million as of June 30, 2016 to $945 million as of June 30, 2017.

Operating income.  Total operating income increased by 74%, from $53 million for the three months ended June 30, 2016 to $93 million for the three months ended June 30, 2017. Gathering and compression operating income increased by 49%, from $37 million for the three months ended June 30, 2016 to $56 million for the three months ended June 30, 2017. Water handling and treatment operating income increased by 130%, from $16 million for the three months ended June 30, 2016 to $37 million for the three months ended June 30, 2017. These increases were primarily due to increases in gathering and compression and fresh water delivery volumes in 2017.

Adjusted EBITDA.  Adjusted EBITDA increased by 59%, from $88 million for the three months ended June 30, 2016 to $139 million for the three months ended June 30, 2017. The increase was primarily due to increases in gathering, compression, and water volumes in 2017. For a discussion of the non-GAAP financial measure Adjusted EBITDA, including a reconciliation of Adjusted EBITDA to its most directly comparable financial measure calculated and presented in accordance with GAAP, please see “—Non-GAAP Financial Measures” below.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2017

We have two operating segments: (1) gathering and processing and (2) water handling and treatment. The operating results and assets of our reportable segments were as follows for the six months ended June 30, 2016 and 2017 (in thousands):

		Water
	Gathering and	Handling and	Consolidated
	Processing	Treatment	Total
Six months ended June 30, 2016
Revenues:
Revenue - Antero Resources	$141,066	$131,339	$272,405
Revenue - third-party	477	—	477
Total revenues	141,543	131,339	272,882

Operating expenses:
Direct operating	15,066	76,672	91,738
General and administrative (before equity-based compensation)	9,785	3,846	13,631
Equity-based compensation	9,688	3,078	12,766
Depreciation	33,826	14,137	47,963
Accretion of contingent acquisition consideration	-	6,857	6,857
Total expenses	68,365	104,590	172,955

Operating income	$73,178	$26,749	$99,927

Segment and consolidated Adjusted EBITDA(1)	$116,692	$50,821	$167,513

Six months ended June 30, 2017
Revenues:
Revenue - Antero Resources	$190,157	$178,115	$368,272
Revenue - third-party	264	—	264
Total revenues	190,421	178,115	368,536

Operating expenses:
Direct operating	18,036	81,826	99,862
General and administrative (before equity-based compensation)	11,017	4,992	16,009
Equity-based compensation	9,826	3,411	13,237
Depreciation	41,970	16,078	58,048
Accretion of contingent acquisition consideration	-	7,116	7,116
Total expenses	80,849	113,423	194,272

Operating income	$109,572	$64,692	$174,264

Segment and consolidated Adjusted EBITDA(1)	$167,188	$91,297	$258,485

(1) For a discussion of the non‑GAAP financial measure Adjusted EBITDA, including a reconciliation of Adjusted EBITDA to its most directly comparable financial measures calculated and presented in accordance with GAAP, please see “—Non‑GAAP Financial Measures” below.

The following table sets forth selected operating data for the six months ended June 30, 2016 compared to the six months ended June 30, 2017 (in thousands, except average realized fees):

			Amount of
	Six Months Ended June 30,		Increase	Percentage
	2016	2017	(Decrease)	Change
	($ in thousands, except average realized fees)
Revenue:
Revenue - Antero Resources	$272,405	$368,272	$95,867	35%
Revenue - third-party	477	264	(213)	(45)%
Total revenue	272,882	368,536	95,654	35%
Operating expenses:
Direct operating	91,738	99,862	8,124	9%
General and administrative (before equity-based compensation)	13,631	16,009	2,378	17%
Equity-based compensation	12,766	13,237	471	4%
Depreciation	47,963	58,048	10,085	21%
Accretion of contingent acquisition consideration	6,857	7,116	259	4%
Total operating expenses	172,955	194,272	21,317	12%
Operating income	99,927	174,264	74,337	74%
Interest expense	(7,582)	(17,851)	(10,269)	135%
Equity in earnings of unconsolidated affiliates	484	5,854	5,370	*
Net income	$92,829	$162,267	$69,438	75%
Adjusted EBITDA(1)	$167,513	$258,485	$90,972	54%
Operating Data:
Gathering—low pressure (MMcf)	241,713	302,448	60,735	25%
Gathering—high pressure (MMcf)	225,175	300,119	74,944	33%
Compression (MMcf)	114,936	200,971	86,035	75%
Condensate gathering (MBbl)	450	15	(435)	(97)%
Processing - Joint Venture (MMcf)	—	24,311	*	*
Fractionation - Joint Venture (MBbl)	—	433	*	*
Fresh water delivery (MBbl)	18,447	29,125	10,678	58%
Waste water (MBbl)	5,044	6,599	1,555	31%
Wells serviced by fresh water delivery	61	78	17	28%
Gathering—low pressure (MMcf/d)	1,328	1,671	343	25%
Gathering—high pressure (MMcf/d)	1,237	1,658	421	33%
Compression (MMcf/d)	632	1,110	478	75%
Condensate gathering (MBbl/d)	2	—	(2)	(97)%
Processing - Joint Venture (MMcf/d)	—	134	*	*
Fractionation - Joint Venture (MBbl/d)	—	2	*	*
Fresh water delivery (MBbl/d)	101	161	60	58%
Water handling and treatment (MBbl/d)	28	36	8	31%
Average realized fees:
Average gathering—low pressure fee ($/Mcf)	$0.31	$0.32	$0.01	3%
Average gathering—high pressure fee ($/Mcf)	$0.19	$0.19	$—	*
Average compression fee ($/Mcf)	$0.19	$0.19	$—	*
Average gathering—condensate fee ($/Bbl)	$4.17	$4.20	$0.03	1%
Average fresh water delivery fee - Antero Resources ($/Bbl)	$3.68	$3.72	$0.04	1%

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

Revenue - Antero Resources.  Revenues from gathering and compression of natural gas and condensate, and water handling and treatment increased by 35%, from $272 million for the six months ended June 30, 2016 to $368 million for the six months ended June 30, 2017. Gathering and compression revenues increased by 35%, from $141 million for the six months ended June 30, 2016 to $190 million for the six months ended June 30, 2017. Water handling and treatment revenues increased by 36%, from $131 million for the six months ended June 30, 2016 to $178 million for the six months ended June 30, 2017. These fluctuations are primarily the result of the following:

•

low pressure gathering revenue increased $20 million period over period due to an increase of throughput volumes of 61 Bcf, or 343 MMcf/d, which was due to 111 new wells added to our system since June 30, 2016;

•

compression revenue increased $16 million period over period due to an increase of throughput volumes of 86 Bcf, or 478 MMcf/d, primarily due to the addition of four new compressor stations placed in service after June 30, 2016, and additional wells added to our system;

•

high pressure gathering revenue increased $15 million period over period due to an increase of throughput volumes of 75 Bcf, or 421 MMcf/d, which was primarily due to 4 new high pressure lines added to our system since June 30, 2016;

•

fresh water delivery revenue increased $40 million period over period due to an increase in fresh water delivery of 10,678 MBbl, or 60 MBbl/d, primarily due to an increase in the amount of water used in well completions by Antero Resources; and

•

other fluid handling services revenue increased $6 million period over period due to an increase in wastewater handling and treatment volumes of 1,555 MBbl, or 8 MBbl/d. Other fluid handling services include the disposal and treatment of wastewater and high rate transfer of fresh water by third parties and are billed at our cost plus 3%.

Direct operating expenses.  Total direct operating expenses increased by 9% from $92 million for the six months ended June 30, 2016 to $100 million for the six months ended June 30, 2017. The increase was primarily due to increased other fluid handling services resulting from increased water volumes in 2017.

General and administrative expenses.  General and administrative expenses (before equity-based compensation expense) increased by 17%, from $14 million for the six months ended June 30, 2016 to $16 million for the six months ended June 30, 2017.  The increase was primarily was primarily due to an increased allocation of general and administrative expenses from Antero Resources as a result of increased capital expenditures, as well as increased legal and other general corporate expenses to support our growth.

Equity-based compensation expenses.  Equity-based compensation expenses remained relatively consistent at $13 million for the six months ended June 30, 2016 and 2017.

Accretion of contingent acquisition consideration.  Total contingent acquisition consideration accretion expense remained relatively consistent at $7 million for the six months ended June 30, 2016 and 2017. In connection with Antero Resources’ contribution of Antero Water LLC and certain wastewater treatment assets to us in September 2015 (the “Water Acquisition”), we have agreed to pay Antero Resources (a) $125 million in cash if we deliver 176 million barrels or more of fresh water during the period between January 1, 2017 and December 31, 2019 and (b) an additional $125 million in cash if we deliver 219 million barrels or more of fresh water during the period between January 1, 2018 and December 31, 2020. In conjunction with the Water Acquisition on September 23, 2015, we recorded a liability for the discounted net present value of the contingent acquisition consideration and, as time passes, we recognize accretion expense to increase the discounted liability to the expected liability amounts in 2019 and 2020.

Depreciation expense.  Total depreciation expense increased by 21%, from $48 million for the six months ended June 30, 2016 to $58 million for the six months ended June 30, 2017. The increase was primarily due to additional gathering, compression, and water handling and treatment assets placed into service.

Interest expense.  Interest expense increased by 135%, from $8 million for the six months ended June 30, 2016 to $18 million, net of $5 million in capitalized interest, for the six months ended June 30, 2017. The increase was due to interest incurred on our $650 million of 5.375% senior notes due September 15, 2024 (the “2024 Notes”), which has a higher interest rate than our credit facility, and an overall increase in our total debt from $760 million as of June 30, 2016 to $945 million as of June 30, 2017.

Operating income.  Total operating income increased by 74%, from $100 million for the six months ended June 30, 2016 to $174 million for the six months ended June 30, 2017. Gathering and compression operating income increased by 50%, from $73 million for the six months ended June 30, 2016 to $110 million for the six months ended June 30, 2017. Water handling and treatment operating income increased by 142%, from $27 million for the six months ended June 30, 2016 to $65 million for the six months ended June 30, 2017. These increases were primarily due to increases in gathering and compression and fresh water delivery volumes in 2017.

Adjusted EBITDA.  Adjusted EBITDA increased by 54%, from $168 million for the six months ended June 30, 2016 to $258 million for the six months ended June 30, 2017. The increase was primarily due to increases in gathering, compression, and water volumes in 2017. For a discussion of the non-GAAP financial measure Adjusted EBITDA, including a reconciliation of Adjusted EBITDA to its most directly comparable financial measure calculated and presented in accordance with GAAP, please see “—Non-GAAP Financial Measures” below.

Capital Resources and Liquidity

Sources and Uses of Cash

Capital and liquidity is provided by operating cash flow, cash on our balance sheet, borrowings under our revolving credit facility and capital markets transactions, as further discussed below. We expect cash flow from operations to continue to contribute to our liquidity in the future. We expect the combination of these capital resources will be adequate to meet our working capital requirements, capital expenditures program and expected quarterly cash distributions for at least the next twelve months.

The board of directors of our general partner has adopted a cash distribution policy pursuant to which we intend to distribute at least the minimum quarterly distribution of $0.17 per unit ($0.68 per unit on an annualized basis) on all of our units to the extent we have sufficient cash after the establishment of cash reserves and the payment of our expenses, including payments to our general partner and its affiliates. The board of directors of our general partner has declared a cash distribution of $0.32 per unit for the quarter ended June 30, 2017. The distribution will be payable on August 16, 2017 to unitholders of record as of August 3, 2017.

We expect our future cash requirements relating to working capital, maintenance capital expenditures and quarterly cash distributions to our partners will be funded from cash flows internally generated from our operations. Our expansion capital expenditures will be funded by borrowings under our revolving credit facility or from potential capital markets transactions.

On February 10, 2017, we issued 6,900,000 common units, including common units issued pursuant to the underwriters’ option to purchase additional common units, resulting in net proceeds of approximately $223 million. We used the proceeds from the offering to repay outstanding borrowings under our revolving credit facility incurred to fund the investment in the Joint Venture, and for general partnership purposes.

The following table summarizes our cash flows for the six months ended June 30, 2016 and 2017:

	Six Months Ended June 30,
(in thousands)	2016	2017	Increase
Operating activities	$168,599	234,938	66,339
Investing activities	(223,728)	(446,984)	223,256
Financing activities	56,930	215,537	158,607
Net increase (decrease) in cash and cash equivalents	$1,801	3,491

Cash Flows Provided by Operating Activities

Net cash provided by operating activities was $169 million and $235 million for the six months ended June 30, 2016 and 2017, respectively. The increase in cash flow from operations for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 was primarily due to increased gathering and compression and fresh water delivery revenues, as a result of additional gathering and compression and water handling systems placed in service since June 30, 2016.

Cash Flows Used in Investing Activities

During the six months ended June 30, 2016 and 2017, we used cash flows in investing activities of $224 million and $447 million, respectively, primarily as a result of our capital expenditures for gathering systems, compressor stations, and water handling and treatment systems. Cash flows used in investing activities during the six months ended June 30, 2017 includes $191 million invested in the Joint Venture.

The board of directors of our general partner has approved a capital budget of $800 million, which includes $460 million of expansion capital, $65 million of maintenance capital, and $275 million of capital investment in the Joint Venture. Our capital budget may be adjusted as business conditions warrant as the amount, timing, and allocation of capital expenditures is largely discretionary and within our control.  If natural gas, NGLs, and oil prices decline to levels below Antero Resources’ acceptable levels, or costs increase to levels above Antero Resources’ acceptable levels, Antero Resources could choose to defer a significant portion of its budgeted capital expenditures until later periods. As a result, we may also defer a significant portion of our budgeted capital expenditures to achieve the desired balance between sources and uses of liquidity, and to prioritize capital projects that we believe have the highest expected returns and potential to generate near-term cash flow.  We routinely monitor and adjust our capital expenditures in response to changes in Antero Resources’ development plans, changes in commodity prices, availability of financing, acquisition costs, industry conditions, the timing of regulatory approvals, success or lack of success in Antero Resources’ drilling activities, contractual obligations, internally generated cash flow and other factors both within and outside our control.

Cash Flows Provided by Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2016 of $57 million include $140 million in net borrowings under the revolving credit facility, reduced by $83 million in quarterly cash distributions to our unitholders.

Net cash provided by financing activities for the six months ended June 30, 2017 of $216 million consisted of (i) $224 million in net proceeds from the issuance of 6,900,000 common units in February 2017, (ii) $95 million in net borrowings under the revolving credit facility, and (iii) $23 million of net proceeds from the issuance of units under our at-the-market program, partially offset by $125 million in cash distributions to our unitholders.

Debt Agreements

Revolving Credit Facility

We have a senior secured revolving bank credit facility (the “Credit Facility”) with a syndicate of lenders. As of June 30, 2017, the Credit Facility provided for lender commitments of $1.5 billion and for a letter of credit sublimit of $150 million.  At June 30, 2017, we had $305 million of borrowings and no letters of credit outstanding under the Credit Facility. The Credit Facility will mature on November 10, 2019.  Borrowings under the Credit Facility are limited by certain financial ratio covenants which may reduce the amount we are able to borrow to amounts less than the total lender commitments.

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

We were in compliance with such covenants and ratios as of December 31, 2016 and June 30, 2017.  The actual borrowing capacity available to us may be limited by the interest coverage ratio, consolidated total leverage ratio, and consolidated senior secured leverage ratio covenants.

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

Contractual Obligations

At June 30, 2017, we had $305 million of borrowings and no letters of credit outstanding under the Credit Facility. Under the terms of our Credit Facility, we are required to pay a commitment fee of 0.25% on any unused portion of the Credit Facility.

Future capital contributions to unconsolidated affiliates are excluded from the table as neither the amounts nor the timing of the obligations can be determined in advance. A summary of our contractual obligations by maturity date as of June 30, 2017 is provided in the following table.

	Remainder	Year Ended December 31,
(in millions)	of 2017	2018	2019	2020	2021	2022	Thereafter	Total
Credit Facility (1)	$—	—	305	—	—	—	—	305
5.375% senior notes due 2024—principal	—	—	—	—	—	—	650	650
5.375% senior notes due 2024—interest	18	35	35	35	35	35	70	263
Water treatment (2)	40	6	—	—	—	—	—	46
Contingent acquisition consideration (3)	—	—	125	125	—	—	—	250
Total	$58	41	465	160	35	35	720	1,514

(1)

Includes outstanding principal amounts on our Credit Facility at June 30, 2017.  This table does not include future commitment fees, interest expense or other fees on our Credit Facility because they are floating rate instruments and we cannot determine with accuracy the timing of future loan advances, repayments, or future interest rates to be charged.

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

We define Distributable Cash Flow as Adjusted EBITDA less interest paid, income tax withholding payments and cash reserved for payments of income tax withholdings upon vesting of equity-based compensation awards, cash reserved/paid for bond interest payments and ongoing maintenance capital expenditures paid.  We use Distributable Cash Flow as a performance metric to compare the cash generating performance of the Partnership from period to period and to compare the cash generating performance for specific periods to the cash distributions (if any) that are expected to be paid to unitholders.  Distributable Cash Flow does not reflect changes in working capital balances.

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

	Gathering and Processing	Water Handling and Treatment	Consolidated Total
Three months ended June 30, 2016
Operating income	$37,368	15,939	53,307
Depreciation expense	16,964	7,176	24,140
Accretion of contingent acquisition consideration	—	3,461	3,461
Equity-based compensation	5,301	1,492	6,793
Segment and consolidated Adjusted EBITDA	$59,633	28,068	87,701

Three months ended June 30, 2017
Operating income	$55,864	36,703	92,567
Depreciation expense	22,271	8,241	30,512
Accretion of contingent acquisition consideration	—	3,590	3,590
Equity-based compensation	5,237	1,714	6,951
Distributions from unconsolidated affiliates	5,820	—	5,820
Segment and consolidated Adjusted EBITDA	$89,192	50,248	139,440

Six months ended June 30, 2016
Operating income	$73,178	26,749	99,927
Depreciation expense	33,826	14,137	47,963
Accretion of contingent acquisition consideration	—	6,857	6,857
Equity-based compensation	9,688	3,078	12,766
Segment and consolidated Adjusted EBITDA	$116,692	50,821	167,513

Six months ended June 30, 2017
Operating income	$109,572	64,692	174,264
Depreciation expense	41,970	16,078	58,048
Accretion of contingent acquisition consideration	—	7,116	7,116
Equity-based compensation	9,826	3,411	13,237
Distributions from unconsolidated affiliates	5,820	—	5,820
Segment and consolidated Adjusted EBITDA	$167,188	91,297	258,485

The following table represents a reconciliation of our Segment and consolidated Adjusted EBITDA and Distributable Cash Flow to the most directly comparable GAAP financial measures for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2016	2017	2016	2017
Reconciliation of Net Income to Segment and consolidated Adjusted EBITDA and Distributable Cash Flow:
Net income	$49,912	87,175	$92,829	$162,267
Interest expense	3,879	9,015	7,582	17,851
Depreciation expense	24,140	30,512	47,963	58,048
Accretion of contingent acquisition consideration	3,461	3,590	6,857	7,116
Equity-based compensation	6,793	6,951	12,766	13,237
Equity in earnings of unconsolidated affiliates	(484)	(3,623)	(484)	(5,854)
Distributions from unconsolidated affiliates	—	5,820	—	5,820
Segment and consolidated Adjusted EBITDA	87,701	139,440	167,513	258,485
Interest paid	(4,264)	(2,308)	(7,708)	(21,976)
Cash reserved for payment of income tax withholding upon vesting of Antero Midstream Partners LP equity-based compensation awards (1)	(1,000)	(2,431)	(2,000)	(3,931)
Cash to be received from unconsolidated affiliates	778	—	778	—
Cash reserved/paid for bond interest (2)	—	(8,734)	—	194
Maintenance capital expenditures (3)	(5,710)	(16,422)	(11,518)	(32,325)
Distributable cash flow	$77,505	109,545	$147,065	$200,447

(1)	Estimate of current period portion of expected cash payment for income tax withholding attributable to vesting of Midstream LTIP equity-based compensation awards to be paid in the fourth quarter.
(2)	Cash reserved for bond interest expense on Antero Midstream’s 5.375% senior notes outstanding during the period that is paid on a semi-annual basis on March 15th and September 15th of each year.
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

New Accounting Pronouncements

On May 28, 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective.  Additionally, on May 3, 2016, the FASB issued ASU No. 2016-11, which rescinds SEC accounting guidance regarding the use of the entitlements method for recognition of natural gas revenues.  The new standards become effective for us on January 1, 2018.  Early application is not permitted.  The standards permit the use of either the retrospective or cumulative effect transition method.  We have not yet selected a transition method.  While we are still evaluating the effect that ASU 2014-09 and ASU No. 2016-11 will have on our consolidated financial statements and related disclosures, currently, we do not believe that there will be a significant effect on our consolidated financial results upon adoption of these standards.  To the extent applicable, upon adoption, we may be required to comply with expanded disclosure requirements, including the disaggregation of revenues to depict the nature and uncertainty of types of revenues, contract assets and liabilities, current period revenues previously recorded as a liability, performance obligations, significant judgments and estimates affecting the amount and timing of revenue recognition, determination of transaction prices, and allocation of the transaction price to performance obligations.  We continue to monitor relevant industry guidance regarding implementation of ASU 2014-09 and ASU 2016-11 and adjust our implementation strategies as necessary.  We believe that adoption of the standards will not impact our operational strategies, growth prospects, or cash flows.

On February 25, 2016, the FASB issued ASU No. 2016-02, Leases, which requires all leasing arrangements to be presented in the balance sheet as liabilities along with a corresponding asset. The ASU will replace most existing leases guidance in GAAP when it becomes effective.  The new standard becomes effective for us on January 1, 2019.  Although early application is permitted, we do not plan to adopt the ASU earlier than required.  The standard requires the use of the modified retrospective transition method.  We are evaluating the effect that ASU 2016-02 will have on our consolidated financial statements and related disclosures.  Currently, we are evaluating the standard’s applicability to our various contractual arrangements.  We believe that adoption of the standard will result in increases to our assets and liabilities on our consolidated balance sheet, as well as changes to the presentation of certain operating expenses on our consolidated statement of operations; however, we have not yet determined the extent of the adjustments that will be required upon implementation of the standard.  We continue to monitor relevant industry guidance regarding implementation of ASU 2016-02 and adjust our implementation strategies as necessary.  We believe that adoption of the standard will not impact our operational strategies, growth prospects, or cash flows.

Off-Balance Sheet Arrangements

As of June 30, 2017, we did not have any off-balance sheet arrangements.

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

Commodity Price Risk

Our gathering and compression and water services agreements with Antero Resources provide for fixed‑fee structures, and we intend to continue to pursue additional fixed‑fee opportunities with Antero Resources and third parties in order to avoid direct commodity price exposure. However, to the extent that our future contractual arrangements with Antero Resources or third parties do not provide for fixed‑fee structures, we may become subject to commodity price risk. We are subject to commodity price risks to the extent that they impact Antero Resources’ development program and production and therefore our gathering, compression, and water handling and treatment volumes. We cannot predict to what extent our business would be impacted by lower commodity prices and any resulting impact on Antero Resources’ operations.

Interest Rate Risk

Our primary exposure to interest rate risk results from outstanding borrowings under our Credit Facility, which has a floating interest rate. We do not currently, but may in the future, hedge the interest on portions of our borrowings under our revolving credit facility from time‑to‑time in order to manage risks associated with floating interest rates. At  June 30, 2017, we had $305 million of borrowings and no letters of credit outstanding under the revolving credit facility. A 1.0% increase in our Credit Facility interest rate would have resulted in an estimated $1.2 million increase in interest expense, for the six months ended June 30, 2017.

Credit Risk

We are dependent on Antero Resources as our primary customer, and we expect to derive substantially all of our revenues from Antero Resources for the foreseeable future. As a result, any event, whether in our area of operations or otherwise, that adversely affects Antero Resources’ production, drilling schedule, financial condition, leverage, market reputation, liquidity, results of operations or cash flows may adversely affect our revenues and cash available for distribution. However, we cannot predict to what extent our business would be impacted by deteriorating conditions in the economy, including possible declines in our customers’ creditworthiness.

Further, we are subject to the risk of non‑payment or non‑performance by Antero Resources, including with respect to our gathering and compression and water services agreements. We cannot predict the extent to which Antero Resources’ business could be impacted by adverse conditions in the energy industry, nor can we estimate the impact such conditions would have on Antero Resources’ ability to execute its drilling and development program or to perform under our agreement. Any material non‑payment or non‑performance by Antero Resources could reduce our ability to make distributions to our unitholders.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a‑15(b) under the Exchange Act we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q.  Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2017 at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Our operations are subject to a variety of risks and disputes normally incident to our business. As a result, we may, at any given time, be a defendant in various legal proceedings and litigation arising in the ordinary course of business. However, we are not currently subject to any material litigation.

Item 1A. Risk Factors.

We are subject to certain risks and hazards due to the nature of the business activities we conduct. For a discussion of these risks, see “Item 1A. Risk Factors” in our 2016 Form 10-K and March 31, 2017 Form 10-Q. The risks described in our 2016 Form 10-K and March 31, 2017 Form 10-Q could materially and adversely affect our business, financial condition, cash flows, and results of operations. There have been no material changes to the risks described in our 2016 Form 10-K, except for the risks related to conflicts of interest and risks related to our investment in the Joint Venture, as described below. We may experience additional risks and uncertainties not currently known to us; or, as a result of developments occurring in the future, conditions that we currently deem to be immaterial may also materially and adversely affect our business, financial condition, cash flows and results of operations.

Certain of our common unitholders have investments in our affiliates that may conflict with the interests of other holders of our common units.

Certain funds affiliated with Warburg Pincus LLC (“Warburg”), certain funds affiliated with Yorktown Partners LLC (“Yorktown”), Paul M. Rady and Glen C. Warren, Jr. (collectively, the “Sponsors”) own a significant interest in us.  Affiliates of Warburg and Yorktown, Mr. Rady and Mr. Warren serve as members of the board of directors of our general partner and the board of directors of Antero Resources, and each of  Warburg and Yorktown are controlled in part by individuals who serve as members of the board of directors of our general partner and the board of directors of Antero Resources.  The Sponsors also own the membership interests in the general partner of AMGP, a majority of the common units and other interests in AMGP and a significant portion of the shares of common stock of Antero Resources. As a result of their investments in AMGP and its general partner and Antero Resources, the Sponsors may have conflicting interests with other holders of our common units. Conflicts of interest could arise in the future between us, on the one hand, and the Sponsors, on the other hand, regarding, among other things, decisions related to our financing, capital expenditure and growth plans, the terms of our agreements with Antero Resources and AMGP and their respective subsidiaries and the pursuit of potentially competitive business activities or business opportunities.

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

The description of the activities below has been provided to us by Warburg, affiliates of which: (i) beneficially own more than 10% of our outstanding common units and/or are members of our general partner’s board of directors, (ii) beneficially own more than 10% of the equity interests of, and have the right to designate members of the board of directors of Santander Asset Management Investment Holdings Limited (“SAMIH”).  SAMIH may therefore be deemed to be under common “control” with us; however, this statement is not meant to be an admission that common control exists.

The disclosure below relates solely to activities conducted by SAMIH and its affiliates.  The disclosure does not relate to any activities conducted by us or by Warburg and does not involve our or Warburg’s management.  Neither we nor Warburg has had any involvement in or control over the disclosed activities, and neither we nor Warburg has independently verified or participated in the preparation of the disclosure.  Neither we nor Warburg is representing as to the accuracy or completeness of the disclosure nor do we or Warburg undertake any obligation to correct or update it.

We understand that one or more SEC-reporting affiliates of SAMIH intend to disclose in their next annual or quarterly SEC report that:

(a) Santander UK plc (“Santander UK”) holds two savings accounts and one current account for two customers resident in the United Kingdom (“UK”) who are currently designated by the United States (“US”) under the Specially Designated Global Terrorist (“SDGT”) sanctions program. Revenues and profits generated by Santander UK on these accounts in the first half of CY 2017 were negligible relative to the overall revenues and profits of Banco Santander SA.

(b) Santander UK holds two frozen current accounts for two UK nationals who are designated by the US under the SDGT sanctions program. The accounts held by each customer have been frozen since their designation and have remained frozen through the first half of calendar year (“CY”) 2017. The accounts are in arrears (£1,844.73 in debit combined) and are currently being managed by Santander UK Collections & Recoveries department. No revenues or profits were generated by Santander UK on this account in the first half of CY 2017.

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

ANTERO MIDSTREAM PARTNERS LP

By:	ANTERO MIDSTREAM PARTNERS GP LLC, its general partner

By:	/s/ Michael N. Kennedy
Michael N. Kennedy
Chief Financial Officer

Date:	August 2, 2017

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

The following financial information from this Form 10-Q of ANTERO MIDSTREAM PARTNERS, LP for the quarter ended June 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Partners’ Capital, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

The exhibits marked with the asterisk symbol (*) are filed or furnished with this Quarterly Report on Form 10-Q.