Form 10-Q
period 2017-09-30
Antero Midstream Partners LP
filed 2017-11-01
CIK 1598968

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of October 26, 2017, there were 186,628,240 common units outstanding.

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

We caution you that these forward-looking statements are subject to all of the risks and uncertainties, most of which are difficult to predict and many of which are beyond our control, incidental to our business. These risks include, but are not limited to, commodity price volatility, inflation, environmental risks, drilling and completion and other operating risks, regulatory changes, the uncertainty inherent in projecting future rates of production, cash flow and access to capital, the timing of development expenditures, and the other risks described under the heading “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016 (the “2016 Form 10-K”) on file with the Securities and Exchange Commission (“SEC”) and in “Item 1A. Risk Factors” of our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2017 and June 30, 2017.

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

PART I—FINANCIAL INFORMATION

ANTERO MIDSTREAM PARTNERS LP

Condensed Consolidated Balance Sheets

December 31, 2016 and September 30, 2017

(Unaudited)

(In thousands)

	December 31, 2016	September 30, 2017
Assets
Current assets:
Cash and cash equivalents	$14,042	2,495
Accounts receivable–Antero Resources	64,139	84,124
Accounts receivable–third party	1,240	1,165
Prepaid expenses	529	1,013
Total current assets	79,950	88,797
Property and equipment, net	2,195,879	2,508,204
Investment in unconsolidated affiliates	68,299	287,842
Other assets, net	5,767	10,548
Total assets	$2,349,895	2,895,391
Liabilities and Partners' Capital
Current liabilities:
Accounts payable	$16,979	13,820
Accounts payable–Antero Resources	3,193	4,050
Accrued liabilities	61,641	70,532
Other current liabilities	200	206
Total current liabilities	82,013	88,608
Long-term liabilities:
Long-term debt	849,914	1,067,722
Contingent acquisition consideration	194,538	204,210
Other	620	465
Total liabilities	1,127,085	1,361,005

Partners' capital:
Common unitholders - public (70,020 units and 87,753 units issued and outstanding at December 31, 2016 and September 30, 2017, respectively)	1,458,410	1,708,930
Common unitholder - Antero Resources (32,929 units and 98,870 units issued and outstanding at December 31, 2016 and September 30, 2017, respectively)	26,820	(193,611)
Subordinated unitholder - Antero Resources (75,941 issued and outstanding at December 31, 2016)	(269,963)	—
General partner	7,543	19,067
Total partners' capital	1,222,810	1,534,386
Total liabilities and partners' capital	$2,349,895	2,895,391

See accompanying notes to condensed consolidated financial statements.

ANTERO MIDSTREAM PARTNERS LP

Condensed Consolidated Statements of Operations and Comprehensive Income

Three Months Ended September 30, 2016 and 2017

(Unaudited)

(In thousands, except per unit amounts)

	Three Months Ended September 30,
	2016	2017

Revenue:
Gathering and compression–Antero Resources	$77,871	100,518
Water handling and treatment–Antero Resources	72,411	93,111
Gathering and compression–third party	193	—
Total revenue	150,475	193,629
Operating expenses:
Direct operating	33,213	63,030
General and administrative (including $6,599 and $7,199 of equity-based compensation in 2016 and 2017, respectively)	13,316	14,316
Depreciation	26,136	30,556
Accretion of contingent acquisition consideration	3,527	2,556
Total operating expenses	76,192	110,458
Operating income	74,283	83,171
Interest expense, net	(5,303)	(9,311)
Equity in earnings of unconsolidated affiliates	1,544	7,033
Net income and comprehensive income	70,524	80,893
Net income attributable to incentive distribution rights	(4,807)	(19,067)
Limited partners' interest in net income	$65,717	61,826

Net income per limited partner unit - basic and diluted	$0.37	0.33

Weighted average limited partner units outstanding - basic	176,395	186,581
Weighted average limited partner units outstanding - diluted	176,766	187,145

See accompanying notes to condensed consolidated financial statements.

ANTERO MIDSTREAM PARTNERS LP

Condensed Consolidated Statements of Operations and Comprehensive Income

Nine Months Ended September 30, 2016 and 2017

(Unaudited)

(In thousands, except per unit amounts)

	Nine Months Ended September 30,
	2016	2017

Revenue:
Gathering and compression–Antero Resources	$218,938	290,675
Water handling and treatment–Antero Resources	203,750	271,226
Gathering and compression–third party	669	264
Total revenue	423,357	562,165
Operating expenses:
Direct operating	124,951	162,892
General and administrative (including $19,366 and $20,436 of equity-based compensation in 2016 and 2017, respectively)	39,712	43,562
Depreciation	74,100	88,604
Accretion of contingent acquisition consideration	10,384	9,672
Total operating expenses	249,147	304,730
Operating income	174,210	257,435
Interest expense, net	(12,885)	(27,162)
Equity in earnings of unconsolidated affiliates	2,027	12,887
Net income and comprehensive income	163,352	243,160
Net income attributable to incentive distribution rights	(9,387)	(45,948)
Limited partners' interest in net income	$153,965	197,212

Net income per limited partner unit - basic and diluted	$0.87	1.06

Weighted average limited partner units outstanding - basic	176,243	185,240
Weighted average limited partner units outstanding - diluted	176,306	185,728

See accompanying notes to condensed consolidated financial statements.

ANTERO MIDSTREAM PARTNERS LP

Condensed Consolidated Statements of Partners’ Capital

Nine Months Ended September 30, 2017 (Unaudited)

(In thousands)

	Limited Partners
	Common Unitholders Public	Common Unitholder Antero Resources	Subordinated Unitholder Antero Resources	General Partner	Total Partners' Capital
Balance at December 31, 2016	$1,458,410	26,820	(269,963)	7,543	1,222,810
Net income and comprehensive income	81,374	115,838	—	45,948	243,160
Distributions to unitholders	(67,629)	(97,984)	—	(34,424)	(200,037)
Conversion of subordinated units to common units	—	(269,963)	269,963	—	—
Equity-based compensation	7,139	13,297	—	—	20,436
Issuance of common units upon vesting of equity-based compensation awards, net of units withheld for income taxes	627	(1,559)	—	—	(932)
Sale of units held by Antero Resources to public	(19,940)	19,940	—	—	—
Issuance of common units, net of offering costs	248,949	—	—	—	248,949
Balance at September 30, 2017	$1,708,930	(193,611)	—	19,067	1,534,386

See accompanying notes to condensed consolidated financial statements.

ANTERO MIDSTREAM PARTNERS LP

Condensed Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2016 and 2017

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2016	2017
Cash flows from operating activities:
Net income	$163,352	243,160
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation	74,100	88,604
Accretion of contingent acquisition consideration	10,384	9,672
Equity-based compensation	19,366	20,436
Equity in earnings of unconsolidated affiliates	(2,027)	(12,887)
Distributions from unconsolidated affiliates	—	10,120
Amortization of deferred financing costs	1,185	1,906
Changes in assets and liabilities:
Accounts receivable–Antero Resources	7,314	(19,985)
Accounts receivable–third party	1,464	75
Prepaid expenses	(53)	(484)
Accounts payable	1,467	1,181
Accounts payable–Antero Resources	99	857
Accrued liabilities	(17,516)	1,612
Net cash provided by operating activities	259,135	344,267
Cash flows used in investing activities:
Additions to gathering systems and facilities	(152,769)	(254,619)
Additions to water handling and treatment systems	(137,355)	(143,470)
Investment in unconsolidated affiliates	(45,044)	(216,776)
Change in other assets	(2,409)	(5,877)
Net cash used in investing activities	(337,577)	(620,742)
Cash flows provided by financing activities:
Distributions to unitholders	(129,752)	(200,037)
Issuance of senior notes	650,000	—
Borrowings (repayments) on bank credit facilities, net	(450,000)	217,000
Issuance of common units, net of offering costs	19,605	248,949
Payments of deferred financing costs	(8,940)	—
Employee tax withholding for settlement of equity compensation awards	—	(932)
Other	(133)	(52)
Net cash provided by financing activities	80,780	264,928
Net increase (decrease) in cash and cash equivalents	2,338	(11,547)
Cash and cash equivalents, beginning of period	6,883	14,042
Cash and cash equivalents, end of period	$9,221	2,495
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$11,751	42,530
Supplemental disclosure of noncash investing activities:
Increase (decrease) in accrued capital expenditures and accounts payable for property and equipment	$(21,971)	2,936

See accompanying notes to condensed consolidated financial statements.

ANTERO MIDSTREAM PARTNERS LP

Notes to Condensed Consolidated Financial Statements

December 31, 2016 and September 30, 2017

(1) Business and Organization

Antero Midstream Partners LP (the “Partnership”) is a growth-oriented master limited partnership formed by Antero Resources Corporation (“Antero Resources”) to own, operate and develop midstream energy infrastructure primarily to service Antero Resources’ rapidly increasing production and completion activity in the Appalachian Basin’s Marcellus Shale and Utica Shale located in West Virginia and Ohio. The Partnership’s assets consist of gathering pipelines, compressor stations, interests in processing and fractionation plants, and water handling and treatment assets, through which the Partnership provides midstream services to Antero Resources under long-term, fixed-fee contracts. The Partnership’s condensed consolidated financial statements as of September 30, 2017, include the accounts of the Partnership and its 100% owned operating subsidiaries: Antero Midstream LLC, Antero Water LLC (“Antero Water”), and Antero Treatment LLC. The condensed consolidated financial statements also include the accounts of Antero Midstream Finance Corporation (“Finance Corp”), a wholly owned subsidiary and the co-issuer of the Partnership’s senior notes. The Partnership’s 100% owned operating subsidiaries fully and unconditionally guarantee the Partnership’s outstanding debt securities on a joint and several basis. The Partnership has no independent assets or operations and there are no restrictions on the ability of the Partnership to obtain funds from its 100% owned subsidiaries by dividend or loan.

The Partnership also has a 15% equity interest in the gathering system of Stonewall Gas Gathering LLC (“Stonewall”) and a 50% equity interest in a joint venture to develop processing and fractionation assets with MarkWest Energy Partners, L.P. (“MarkWest”). See Note 11 – Equity Method Investments.

The Partnership’s financial statements are consolidated with the financial statements of Antero Resources (NYSE: AR), our primary beneficiary, for financial reporting purposes.

On April 6, 2017, in connection with its initial public offering, Antero Resources Midstream Management LLC (“ARMM”) formed Antero Midstream Partners GP LLC (“AMP GP” or our “general partner”), a Delaware limited liability company, as a wholly owned subsidiary, and, on April 11, 2017, assigned to AMP GP the general partner interest in us. Concurrent with the assignment, AMP GP was admitted as the Partnership’s sole general partner and ARMM ceased to be our general partner.

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

These unaudited condensed consolidated financial statements of the Partnership have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, and, accordingly, do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments (consisting of normal and recurring accruals) considered necessary to present fairly the Partnership’s financial position as of December 31, 2016 and September 30, 2017, the results of its operations for the three and nine months ended September 30, 2016 and 2017, and its cash flows for the nine months ended September 30, 2016 and 2017. The Partnership has no items of other comprehensive income or loss; therefore, its net income or loss is identical to its comprehensive income or loss.

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

December 31, 2016 and September 30, 2017

•	corporate services, such as finance and accounting, legal, human resources, investor relations and public and regulatory policy; and
•	employee compensation, including equity‑based compensation.

Transactions between us and Antero Resources have been identified in the condensed consolidated financial statements (see Note 3—Related Party Transactions).

As of the date these condensed consolidated financial statements were filed with the SEC, the Partnership completed its evaluation of potential subsequent events for disclosure and no items requiring disclosure were identified, except the declaration of a cash distribution to unitholders, as described in Note 7—Partnership Equity and Distributions, and the amended and restated credit facility entered into in October 2017, as described in Note 4—Long-Term Debt.

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

ANTERO MIDSTREAM PARTNERS LP

Notes to Condensed Consolidated Financial Statements

December 31, 2016 and September 30, 2017

Our investment in property and equipment was as follows as of December 31, 2016 and September 30, 2017 (in thousands):

	Estimated useful lives	December 31, 2016	September 30, 2017
Land	n/a	$11,338	14,850
Fresh water surface pipelines and equipment	5 years	39,562	46,183
Above ground storage tanks	10 years	4,301	4,301
Fresh water permanent buried pipelines and equipment	20 years	443,453	472,012
Gathering systems and facilities	20 years	1,551,771	1,774,221
Construction-in-progress	n/a	400,096	539,883
Total property and equipment		2,450,521	2,851,450
Less accumulated depreciation		(254,642)	(343,246)
Property and equipment, net		$2,195,879	2,508,204

(f)Equity‑Based Compensation

Our condensed consolidated financial statements reflect various equity-based compensation awards granted by Antero Resources, as well as equity-based compensation awards associated with our own plan. These awards include restricted stock, stock options, and phantom units. For purposes of these condensed consolidated financial statements, we recognized as expense in each period an amount allocated from Antero Resources, with the offset included in partners’ capital. See Note 3—Related Party Transactions for additional information regarding Antero Resources’ allocation of expenses to us.

Our predecessor general partner adopted the Antero Midstream Partners LP Long-Term Incentive Plan (“Midstream LTIP”), pursuant to which certain non-employee directors of our general partner and certain officers, employees and consultants of our general partner and its affiliates are eligible to receive awards representing equity interests in the Partnership. An aggregate of 10,000,000 common units may be delivered pursuant to awards under the Midstream LTIP, subject to customary adjustments. For accounting purposes, these units are treated as if they are distributed from us to Antero Resources. Antero Resources recognizes compensation expense for the units awarded to its employees and a portion of that expense is allocated to us. See Note 6—Equity-Based Compensation.

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

December 31, 2016 and September 30, 2017

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

(3)Related Party Transactions

Certain of the Partnership’s unitholders, including members of its executive management group, own a significant interest in the Partnership and, either through their representatives or directly, serve as members of the Board of Directors of Antero Resources and the Boards of Directors of the general partners of the Partnership and AMGP.  These same groups or individuals own common stock in Antero Resources and common shares and other interests in AMGP, which indirectly owns the incentive distribution rights in the Partnership.  The Partnership’s executive management group also manages the operations and business affairs of Antero Resources and AMGP.

(a)Revenues

Substantially all revenues earned in the nine months ended September 30, 2016 and 2017 were earned from Antero Resources under various agreements for gathering and compression and water handling and treatment.

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

(c)Allocation of Costs

The employees supporting our operations are employees of Antero Resources. Direct operating expense includes allocated costs of $1.0 million and $2.6 million during the three months ended September 30, 2016 and 2017, respectively, and $2.8 million and $5.0 million during the nine months ended September 30, 2016 and 2017, respectively, related to labor charges for Antero Resources employees associated with the operation of our gathering lines, compressor stations, and water handling and treatment assets. General and administrative expense includes allocated costs of $12.2 million and $13.0 million during the three months ended September 30, 2016 and 2017, respectively, and $36.1 million and $39.8 million during the nine months ended September 30, 2016 and 2017, respectively. These costs relate to: (i) various business services, including payroll processing, accounts payable processing and facilities management, (ii) various corporate services, including legal, accounting, treasury, information technology and human resources and (iii) compensation, including equity-based compensation (see Note 6—Equity-Based Compensation for more information). These expenses are charged or allocated to us based on the nature of the expenses and are allocated based on a combination of our proportionate share of gross property and equipment, capital expenditures and labor costs, as applicable. We reimburse Antero Resources directly for all general and administrative costs allocated to us, with the exception of noncash equity compensation allocated to the Partnership for awards issued under the Antero Resources long-term incentive plan or the Midstream LTIP.

ANTERO MIDSTREAM PARTNERS LP

Notes to Condensed Consolidated Financial Statements

December 31, 2016 and September 30, 2017

(4)Long-Term Debt

Long-term debt was as follows at December 31, 2016 and September 30, 2017 (in thousands):

	December 31, 2016	September 30, 2017
Prior Credit Facility (a)	$210,000	427,000
5.375% senior notes due 2024 (b)	650,000	650,000
Net unamortized debt issuance costs	(10,086)	(9,278)
	$849,914	1,067,722

(a) Revolving Credit Facility

On November 10, 2014 the Partnership entered into a revolving credit facility with a syndicate of bank lenders (the “Prior Credit Facility”).  On October 26, 2017 we executed an amendment and restatement of the Prior Credit Facility with a syndicate of bank lenders (our “Credit Facility” or our “revolving credit facility”). The Credit Facility provides for lender commitments of $1.5 billion and a letter of credit sublimit of $150 million. The Credit Facility matures on October 26, 2022.

Under the Credit Facility, “Investment Grade Period” is a period that, as long as no event of default has occurred and the Partnership is in pro forma compliance with the financial covenants under the Credit Facility, commences when the Partnership elects to give notice to the Administrative Agent that the Partnership has received at least one of (i) a BBB- or better rating from Standard and Poor’s and (ii) a Baa3 or better from Moody’s (provided that the non-investment grade rating from the other rating agency is at least either Bai if Moody’s or BB+ if Standard and Poor’s (an “Investment Grade Rating”)). An Investment Grade Period can end at the Partnership’s election.

During a period that is not an Investment Grade Period, the Credit Facility is ratably secured by mortgages on substantially all of our properties, including the properties of our subsidiaries, and guarantees from our subsidiaries. During an Investment Grade Period, the liens securing the obligations thereunder shall be automatically released (subject to the provisions of the Credit Facility).

The revolving credit facility contains certain covenants including restrictions on indebtedness, and requirements with respect to leverage and interest coverage ratios; provided, however, that during an Investment Grade Period, such covenants become less restrictive on the Partnership. The revolving credit facility permits distributions to the holders of our equity interests in accordance with the cash distribution policy adopted by the board of directors of our general partner in connection with the Partnership’s initial public offering, provided that no event of default exists or would be caused thereby, and only to the extent permitted by our organizational documents. The Partnership was in compliance with all of the financial covenants under the Prior Credit Facility as of December 31, 2016 and September 30, 2017.

Principal amounts borrowed are payable on the maturity date with such borrowings bearing interest that is payable quarterly or, in the case of Eurodollar Rate Loans, at the end of the applicable interest period if shorter than six months. Interest is payable at a variable rate based on LIBOR or the base rate, determined by election at the time of borrowing.  Interest at the time of borrowing is determined with reference to (i) during any period that is not an Investment Grade Period, the Partnership’s then-current leverage ratio and (ii) during an Investment Grade Period, with reference to the rating given to the Partnership by Moody’s or Standard and Poor’s.  During an Investment Grade Period, the applicable margin rates are reduced by 25 basis points.  Commitment fees on the unused portion of the revolving credit facility are due quarterly at rates ranging from 0.25% to 0.375% based on the leverage ratio, during a period that is not an Investment Grade Period, and 0.175% to 0.375% based on the Partnership’s rating during an Investment Grade Period.

At December 31, 2016 and September 30, 2017, we had borrowings under the Prior Credit Facility of $210 million and $427 million, respectively, with a weighted average interest rate of 2.23% and 2.82%, respectively.  No letters of credit were outstanding at December 31, 2016 or September 30, 2017 under the Prior Credit Facility.

ANTERO MIDSTREAM PARTNERS LP

Notes to Condensed Consolidated Financial Statements

December 31, 2016 and September 30, 2017

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

(5)  Accrued Liabilities

Accrued liabilities as of December 31, 2016 and September 30, 2017 consisted of the following items (in thousands):

	December 31, 2016	September 30, 2017
Capital expenditures	$35,608	42,883
Operating expenses	14,582	24,707
Interest	10,613	1,950
Other	838	992
	$61,641	70,532

(6)Equity-Based Compensation

Our general and administrative expenses include equity-based compensation costs allocated to us by Antero Resources for grants made pursuant to Antero Resources’ long‑term incentive plan and the Midstream LTIP. Equity‑based compensation expense allocated to us was $6.6 million and $7.2 million for the three months ended September 30, 2016 and 2017, respectively, and $19.4 million and $20.4 million for the nine months ended September 30, 2016 and 2017, respectively. These expenses were allocated to us based on our proportionate share of Antero Resources’ labor costs. Antero Resources has unamortized expenses totaling approximately $140.1 million as of September 30, 2017 related to its various equity-based compensation plans, which includes the Midstream LTIP. A portion of this will be allocated to us as it is amortized over the remaining service period of the related awards. The Partnership does not reimburse Antero Resources for noncash equity compensation allocated to it for awards issued under the Antero Resources long-term incentive plan or the Midstream LTIP.

Midstream LTIP

Our general partner manages our operations and activities, and Antero Resources employs the personnel who provide support to our operations pursuant to a secondment agreement between us and Antero Resources. Our predecessor general partner adopted the Midstream LTIP, pursuant to which non‑employee directors of our general partner and certain officers, employees and consultants of our general partner and its affiliates are eligible to receive awards representing equity interests in the Partnership. An aggregate of 10,000,000 common units may be delivered pursuant to awards under the Midstream LTIP, subject to customary adjustments. A total of 7,656,134 common units are available for future grant under the Midstream LTIP as of September 30, 2017. Phantom units granted under the Midstream LTIP vest subject to the satisfaction of service requirements, upon the completion of which common units in the Partnership and distribution equivalent rights are delivered to

ANTERO MIDSTREAM PARTNERS LP

Notes to Condensed Consolidated Financial Statements

December 31, 2016 and September 30, 2017

the holder of the phantom units. Compensation related to each phantom unit award is recognized on a straight-line basis over the requisite service period of the entire award. The grant date fair values of these awards are determined based on the closing price of the Partnership’s common units on the date of grant. These units are accounted for as if they are distributed by the Partnership to Antero Resources. Antero Resources recognizes compensation expense for the units awarded and a portion of that expense is allocated to the Partnership. Antero Resources allocates equity-based compensation expense to the Partnership based on our proportionate share of Antero Resources’ labor costs. The Partnership’s portion of the equity-based compensation expense is included in general and administrative expenses, and recorded as a credit to the applicable classes of partners’ capital.

A summary of phantom unit awards activity during the nine months ended September 30, 2017 is as follows:

		Weighted average	Aggregate
	Number of units	grant date fair value	intrinsic value (in thousands)
Total awarded and unvested—December 31, 2016	1,331,961	$27.31	$41,131
Granted	377,660	$32.52
Vested	(73,080)	$21.34
Forfeited	(78,584)	$28.75
Total awarded and unvested—September 30, 2017	1,557,957	$28.78	$49,122

Intrinsic values are based on the closing price of the Partnership’s common units on the referenced dates. Midstream LTIP unamortized expense of $30.4 million at September 30, 2017, is expected to be recognized over a weighted average period of approximately 2.2 years and our proportionate share will be allocated to us as it is recognized.

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

General Partner Interest

Our general partner, AMP GP, owns a non-economic general partner interest in us, which does not entitle it to receive cash distributions. However, AMGP controls the holder of the IDRs and may in the future own common units or other equity interests in us and would be entitled to receive distributions on any such interests.

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

December 31, 2016 and September 30, 2017

other common units in distributions of available cash. The conversion did not impact the amount of the cash distributions paid by the Partnership or the total units outstanding, as shown on the “Conversion of subordinated units to common units” line item on our condensed consolidated Statement of Partners’ Capital.

Cash Distributions

The board of directors of our general partner has declared a cash distribution of $0.34 per unit for the quarter ended September 30, 2017. The distribution will be payable on November 16, 2017 to unitholders of record as of November 1, 2017.

The following table details the amount of quarterly distributions the Partnership paid for each of its partnership interests, with respect to the quarter indicated (in thousands, except per unit data):

			Distributions
			Limited Partners
Quarter and Year	Record Date	Distribution Date	Common unitholders	Subordinated unitholders	Holder of IDRs	Total	Distributions per limited partner unit
Q4 2015	February 15, 2016	February 29, 2016	$22,048	16,708	969	39,725		$0.2200
Q1 2016	May 11, 2016	May 25, 2016	23,556	17,846	1,850	43,252		$0.2350
Q2 2016	August 10, 2016	August 24, 2016	25,059	18,985	2,731	46,775		$0.2500
Q3 2016	November 10, 2016	November 24, 2016	26,901	20,124	4,820	51,845		$0.2650
*	November 12, 2016	November 18, 2016	849	—	—	849	$	*
	Total 2016		$98,413	73,663	10,370	182,446

Q4 2016	February 1, 2017	February 8, 2017	$50,090	—	7,543	57,633		$0.2800
*	April 21, 2017	April 30, 2017	75	—	—	75	$	*
Q1 2017	May 3, 2017	May 10, 2017	55,753	—	11,553	67,306		$0.3000
Q2 2017	August 3, 2017	August 16, 2017	59,695	—	15,328	75,023		$0.3200
	Total 2017		$165,613	—	34,424	200,037

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

Basic earnings per unit is computed by dividing net earnings attributable to unitholders by the weighted average number of units outstanding during each period. Diluted net income per limited partner unit reflects the potential dilution that could occur if agreements to issue common units, such as awards under long-term incentive plans, were exercised, settled or converted into common units. When it is determined that potential common units resulting from an award should be included in the diluted net

ANTERO MIDSTREAM PARTNERS LP

Notes to Condensed Consolidated Financial Statements

December 31, 2016 and September 30, 2017

income per limited partner unit calculation, the impact is reflected by applying the treasury stock method. Earnings per common unit assuming dilution for the three months ended September 30, 2017 was calculated based on the diluted weighted average number of units outstanding of 187,144,983, including 563,817 dilutive units attributable to non-vested phantom unit awards. Earnings per common unit assuming dilution for the nine months ended September 30, 2017 was calculated based on the diluted weighted average number of units outstanding of 185,728,119, including 488,515 dilutive units attributable to non-vested phantom unit awards.

The Partnership’s calculation of net income per limited partner unit for the periods indicated is as follows (in thousands, except per unit data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2017	2016	2017

Net income	$70,524	80,893	163,352	243,160
Less:
Net income attributable to incentive distribution rights	(4,807)	(19,067)	(9,387)	(45,948)
Limited partner interest in net income	$65,717	61,826	153,965	197,212

Net income per limited partner unit - basic and diluted	$0.37	0.33	0.87	1.06

Weighted average limited partner units outstanding - basic	176,395	186,581	176,243	185,240

Weighted average limited partner units outstanding - diluted	176,766	187,145	176,306	185,728

(9) Sale of Common Units Under Equity Distribution Agreement

During the third quarter of 2016, the Partnership entered into an Equity Distribution Agreement and in the first quarter of 2017 amended and restated the Equity Distribution Agreement to reflect AMP GP’s succession as our general partner (as amended and restated, the “Distribution Agreement”), pursuant to which the Partnership may sell, from time to time through brokers acting as its sales agents, common units representing limited partner interests having an aggregate offering price of up to $250 million.  The offer and sale of common units under the program has been registered with the SEC on an effective registration statement on Form S-3. Sales of the common units may be made by means of ordinary brokers’ transactions on the New York Stock Exchange, at market prices, in block transactions, or as otherwise agreed to between the Partnership and the sales agents.  Proceeds are expected to be used for general partnership purposes, which may include repayment of indebtedness and funding working capital or capital expenditures.  The Partnership is under no obligation to offer and sell common units under the Distribution Agreement.

During the nine months ended September 30, 2017, the Partnership issued and sold 777,262 common units under the Distribution Agreement, resulting in net proceeds of $25.5 million, net of $0.6 million of compensation payable to the sales agents for sales made during the period, and $0.4 million of other offering costs. As of September 30, 2017, the Partnership had the capacity to issue additional common units under the Distribution Agreement up to an aggregate sales price of $157.3 million.

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

ANTERO MIDSTREAM PARTNERS LP

Notes to Condensed Consolidated Financial Statements

December 31, 2016 and September 30, 2017

The following table provides a reconciliation of changes in Level 3 financial liabilities measured at fair value on a recurring basis (in thousands):

Beginning balance - December 31, 2016	$194,538
Accretion and change in fair value	9,672
Ending balance - September 30, 2017	$204,210

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

As of September 30, 2017, we expect to pay the entire amount of the contingent consideration amounts in 2019 and 2020. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy. The fair value of the contingent consideration liability associated with future milestone payments was based on the risk adjusted present value of the contingent consideration payout.

The carrying values of accounts receivable and accounts payable at December 31, 2016 and September 30, 2017 approximated market value because of their short-term nature. The carrying value of the amounts under Prior Credit Facility at December 31, 2016 and September 30, 2017 approximated fair value because the variable interest rates are reflective of current market conditions.

Based on Level 2 market data inputs, the fair value of the Partnership’s 2024 Notes was approximately $676.0 million at September 30, 2017.

(11) Equity Method Investments

On February 6, 2017, we formed a joint venture to develop processing and fractionation assets in Appalachia (the “Joint Venture”) with MarkWest, a wholly owned subsidiary of MPLX, LP. We and MarkWest each own a 50% equity interest in the Joint Venture and MarkWest operates the Joint Venture assets. The Joint Venture assets consist of processing plants in West Virginia, and a one-third interest in a recently commissioned MarkWest fractionator in Ohio.

In conjunction with the Joint Venture, on February 10, 2017 we issued 6,900,000 common units, including common units issued pursuant to the underwriters’ option to purchase additional common units, resulting in net proceeds of approximately $223 million (the “Offering”). We used the proceeds from the Offering to repay outstanding borrowings under our Prior Credit Facility incurred to fund the investment in the Joint Venture, and for general partnership purposes.

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

December 31, 2016 and September 30, 2017

The following table is a reconciliation of our investments in unconsolidated affiliates as presented on our condensed consolidated balance sheets (in thousands):

		MarkWest	Total Investment in
	Stonewall	Joint Venture	Unconsolidated Affiliates
Balance at December 31, 2016	$68,299	—	68,299
Initial investment	—	153,770	153,770
Additional investments	—	63,006	63,006
Equity in net income of unconsolidated affiliates	7,669	5,218	12,887
Distributions from unconsolidated affiliates	(8,460)	(1,660)	(10,120)
Balance at September 30, 2017	$67,508	220,334	287,842

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

ANTERO MIDSTREAM PARTNERS LP

Notes to Condensed Consolidated Financial Statements

December 31, 2016 and September 30, 2017

Summarized financial information concerning the Partnership’s segments for the periods indicated is shown in the following table (in thousands):

		Water
	Gathering and	Handling and	Consolidated
	Processing	Treatment	Total
Three months ended September 30, 2016
Revenues:
Revenue - Antero Resources	$77,871	72,411	150,282
Revenue - third-party	193	—	193
Total revenues	78,064	72,411	150,475

Operating expenses:
Direct operating	4,692	28,521	33,213
General and administrative (before equity-based compensation)	5,068	1,649	6,717
Equity-based compensation	5,213	1,386	6,599
Depreciation	18,298	7,838	26,136
Accretion of contingent acquisition consideration	—	3,527	3,527
Total expenses	33,271	42,921	76,192
Operating income	$44,793	29,490	74,283

Equity in earnings of unconsolidated affiliates	$1,544	—	1,544
Total assets	$1,653,292	562,995	2,216,287
Additions to property and equipment	$55,800	58,730	114,530

Three months ended September 30, 2017
Revenues:
Revenue - Antero Resources	$100,518	93,111	193,629
Revenue - third-party	—	—	—
Total revenues	100,518	93,111	193,629

Operating expenses:
Direct operating	10,560	52,470	63,030
General and administrative (before equity-based compensation)	4,225	2,892	7,117
Equity-based compensation	5,111	2,088	7,199
Depreciation	21,803	8,753	30,556
Accretion of contingent acquisition consideration	—	2,556	2,556
Total expenses	41,699	68,759	110,458
Operating income	$58,819	24,352	83,171

Equity in earnings of unconsolidated affiliates	$7,033	—	7,033
Total assets	$2,142,409	752,982	2,895,391
Additions to property and equipment	$99,254	48,019	147,273

ANTERO MIDSTREAM PARTNERS LP

Notes to Condensed Consolidated Financial Statements

December 31, 2016 and September 30, 2017

		Water
	Gathering and	Handling and	Consolidated
	Processing	Treatment	Total
Nine months ended September 30, 2016
Revenues:
Revenue - Antero Resources	$218,938	203,750	422,688
Revenue - third-party	669	-	669
Total revenues	219,607	203,750	423,357

Operating expenses:
Direct operating	19,758	105,193	124,951
General and administrative (before equity-based compensation)	14,853	5,493	20,346
Equity-based compensation	14,902	4,464	19,366
Depreciation	52,125	21,975	74,100
Accretion of contingent acquisition consideration	-	10,384	10,384
Total expenses	101,638	147,509	249,147

Operating income	$117,969	56,241	174,210

Equity in earnings of unconsolidated affiliates	$2,027	-	2,027
Total assets	$1,653,292	562,995	2,216,287
Additions to property and equipment	$152,769	137,355	290,124

Nine months ended September 30, 2017
Revenues:
Revenue - Antero Resources	$290,675	271,226	561,901
Revenue - third-party	264	—	264
Total revenues	290,939	271,226	562,165

Operating expenses:
Direct operating	28,596	134,296	162,892
General and administrative (before equity-based compensation)	15,242	7,884	23,126
Equity-based compensation	14,937	5,499	20,436
Depreciation	63,773	24,831	88,604
Accretion of contingent acquisition consideration	—	9,672	9,672
Total expenses	122,548	182,182	304,730

Operating income	$168,391	89,044	257,435

Equity in earnings of unconsolidated affiliates	$12,887	—	12,887
Total assets	$2,142,409	752,982	2,895,391
Additions to property and equipment	$254,619	143,470	398,089

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this report. The information provided below supplements, but does not form part of, our condensed consolidated financial statements. This discussion contains forward‑looking statements that are based on the views and beliefs of our management, as well as assumptions and estimates made by our management. Actual results could differ materially from such forward‑looking statements as a result of various risk factors, including those that may not be in the control of management. For further information on items that could impact our future operating performance or financial condition, please see “Item 1A. Risk Factors.” and the section entitled “Cautionary Statement Regarding Forward‑Looking Statements.” We do not undertake any obligation to publicly update any forward-looking statements except as otherwise required by applicable law. For more information please refer to the Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on February 28, 2017, the Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, filed with the SEC on May 8, 2017, and the Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, filed with the SEC on August 2, 2017.

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

Third Quarter 2017 Developments and Highlights

Financial Results

For the three months ended September 30, 2017, we generated cash flows from operations of $109 million, net income of $81 million, and Adjusted EBITDA of $128 million. This compares to cash flows from operations of $91 million, net income of $71 million, and Adjusted EBITDA of $111 million for the three months ended September 30, 2016.

For the nine months ended September 30, 2017, we generated cash flows from operations of $344 million, net income of $243 million, and Adjusted EBITDA of $386 million. This compares to cash flows from operations of $259 million, net income of $163 million, and Adjusted EBITDA of $278 million for the nine months ended September 30, 2016.  See “—Non-GAAP Financial Measures” for a definition of Adjusted EBITDA (a non-GAAP measure) and a reconciliation of Adjusted EBITDA to net income for the three and nine months ended September 30, 2016 and 2017.

Energy Industry Environment

In late 2014, global energy commodity prices declined precipitously as a result of several factors, including an increase in worldwide commodity supplies, a stronger U.S. dollar, relatively mild weather in large portions of the U.S., and strong competition among oil producing countries for market share.  Depressed commodity prices continued into 2015 and 2016, although a modest recovery occurred in late 2016 and has continued through 2017.  The following chart depicts changes in natural gas (Henry Hub), propane (Mont Belvieu), and oil (West Texas Intermediate) spot prices since June 30, 2014.

0%
-10%
-20%
-30%
-40%
-50%
-60%
-70%
-80%
Jun 30, 2014
Sep 30, 2014
Dec 31, 2014
Mar 31, 2015
Jun 30, 2015
Sep 30, 2015
Dec 31, 2015
Mar 31, 2016
Jun 30, 2016
Sep 30, 2016
Dec 31, 2016
Mar 31, 2017
Jun 30, 2017
Sep 30, 2017
Natural Gas
Propane
Oil

Cash Distributions

The board of directors of our general partner has declared a cash distribution of $0.34 per unit for the quarter ended September 30, 2017. The distribution will be payable on November 16, 2017 to unitholders of record as of November 1, 2017.

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

For the nine months ended September 30, 2017, our capital expenditures were approximately $615 million, including $355 million of expansion capital, $43 million of maintenance capital, and $217 million of capital investment in the Joint Venture.

Credit Facility

As of September 30, 2017, lender commitments under our Prior Credit Facility were $1.5 billion, with a letter of credit sublimit of $150 million. At September 30, 2017, we had borrowings of $427 million and no letters of credit outstanding under the Prior Credit Facility. On October 26, 2017, we entered into an amendment and restatement of the Prior Credit Facility. See “—Debt Agreements—Revolving Credit Facility” for a description of our revolving credit facility.

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

Results of Operations

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2017

We have two operating segments: (1) gathering and processing and (2) water handling and treatment. The operating results and assets of our reportable segments were as follows for the three months ended September 30, 2016 and 2017 (in thousands):

		Water
	Gathering and	Handling and	Consolidated
	Processing	Treatment	Total
Three months ended September 30, 2016
Revenues:
Revenue - Antero Resources	$77,871	72,411	150,282
Revenue - third-party	193	—	193
Total revenues	78,064	72,411	150,475

Operating expenses:
Direct operating	4,692	28,521	33,213
General and administrative (before equity-based compensation)	5,068	1,649	6,717
Equity-based compensation	5,213	1,386	6,599
Depreciation	18,298	7,838	26,136
Accretion of contingent acquisition consideration	—	3,527	3,527
Total expenses	33,271	42,921	76,192
Operating income	$44,793	29,490	74,283

Segment and consolidated Adjusted EBITDA(1)	$68,304	42,241	110,545

Three months ended September 30, 2017
Revenues:
Revenue - Antero Resources	$100,518	93,111	193,629
Revenue - third-party	—	—	—
Total revenues	100,518	93,111	193,629

Operating expenses:
Direct operating	10,560	52,470	63,030
General and administrative (before equity-based compensation)	4,225	2,892	7,117
Equity-based compensation	5,111	2,088	7,199
Depreciation	21,803	8,753	30,556
Accretion of contingent acquisition consideration	—	2,556	2,556
Total expenses	41,699	68,759	110,458
Operating income	$58,819	24,352	83,171

Segment and consolidated Adjusted EBITDA(1)	$90,033	37,749	127,782

(1)

For a discussion of the non‑GAAP financial measure Adjusted EBITDA, including a reconciliation of Adjusted EBITDA to its most directly comparable financial measures calculated and presented in accordance with GAAP, please see “— Non‑GAAP Financial Measures” below.

The following table sets forth selected operating data for the three months ended September 30, 2016 compared to the three months ended September 30, 2017 (in thousands, except average realized fees):

			Amount of
	Three Months Ended September 30,		Increase	Percentage
	2016	2017	(Decrease)	Change
Revenue:
Revenue - Antero Resources	$150,282	193,629	43,347	29%
Revenue - third-party	193	—	(193)	*
Total revenue	150,475	193,629	43,154	29%
Operating expenses:
Direct operating	33,213	63,030	29,817	90%
General and administrative (before equity-based compensation)	6,717	7,117	400	6%
Equity-based compensation	6,599	7,199	600	9%
Depreciation	26,136	30,556	4,420	17%
Accretion of contingent acquisition consideration	3,527	2,556	(971)	(28)%
Total operating expenses	76,192	110,458	34,266	45%
Operating income	74,283	83,171	8,888	12%
Interest expense	(5,303)	(9,311)	(4,008)	76%
Equity in earnings of unconsolidated affiliates	1,544	7,033	5,489	356%
Net income	$70,524	80,893	10,369	15%
Adjusted EBITDA(1)	$110,545	127,782	17,237	16%
Operating Data:
Gathering—low pressure (MMcf)	131,625	145,898	14,273	11%
Gathering—high pressure (MMcf)	124,266	176,471	52,205	42%
Compression (MMcf)	71,470	111,070	39,600	55%
Condensate gathering (MBbl)	48	—	(48)	*
Fresh water delivery (MBbl)	12,895	13,022	127	1%
Wastewater handling (MBbl)	2,577	3,723	1,146	44%
Wells serviced by fresh water delivery	35	32	(3)	(9)%
Gathering—low pressure (MMcf/d)	1,431	1,586	155	11%
Gathering—high pressure (MMcf/d)	1,351	1,918	567	42%
Compression (MMcf/d)	777	1,207	430	55%
Condensate gathering (MBbl/d)	1	—	(1)	*
Fresh water delivery (MBbl/d)	140	142	2	1%
Wastewater handling (MBbl/d)	28	40	12	44%
Average realized fees:
Average gathering—low pressure fee ($/Mcf)	$0.31	0.32	0.01	3%
Average gathering—high pressure fee ($/Mcf)	$0.19	0.19	—	—
Average compression fee ($/Mcf)	$0.19	0.19	—	—
Average gathering—condensate fee ($/Bbl)	$4.17	—	(4.17)	*
Average fresh water delivery fee ($/Bbl)	$3.68	3.71	0.03	1%
Joint Venture Operating Data:
Processing - Joint Venture (MMcf)	—	33,841	33,841	*
Fractionation - Joint Venture (MBbl)	—	592	592	*
Processing - Joint Venture (MMcf/d)	—	368	368	*
Fractionation - Joint Venture (MBbl/d)	—	6	6	*

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

Revenue - Antero Resources.  Revenues increased by 29%, from $150 million for the three months ended September 30, 2016 to $194 million for the three months ended September 30, 2017. Gathering and compression revenues increased by 29%, from $78 million for the three months ended September 30, 2016 to $101 million for the three months ended September 30, 2017. Water handling and treatment revenues increased by 29%, from $72 million for the three months ended September 30, 2016 to $93 million for the three months ended September 30, 2017. These fluctuations are primarily the result of the following:

•

high pressure gathering revenue increased $10 million period over period due to an increase of throughput volumes of 52 Bcf, or 567 MMcf/d, which was primarily due to four new high pressure lines added to our system since September 30, 2016;

•

compression revenue increased $8 million period over period due to an increase of throughput volumes of 40 Bcf, or 430 MMcf/d, primarily due to the addition of six new compressor stations placed in service after September 30, 2016, and additional wells serviced by our system;

•

low pressure gathering revenue increased $5 million period over period due to an increase of throughput volumes of 14 Bcf, or 155 MMcf/d, which was due to 115 additional wells serviced by our system since September 30, 2016;

•

other fluid handling services revenue increased $20 million period over period due to an increase in wastewater handling and treatment volumes of 1,146 MBbl, or 12 MBbl/d. Other fluid handling services include the disposal and treatment of wastewater and high rate transfer of fresh water by third parties and are billed at our cost plus 3%; and

•

fresh water delivery revenue increased $1 million period over period due to an increase in fresh water delivery of 127 MBbl, or 2 MBbl/d, primarily due to an increase in the amount of water used in well completions by Antero Resources.

Direct operating expenses.  Total direct operating expenses increased by 90%, from $33 million for the three months ended September 30, 2016 to $63 million for the three months ended September 30, 2017. The increase was primarily due to increased gathering and compression and water handling and treatment services resulting from increased volumes in 2017 due to an 115 additional wells serviced by our system since September 30, 2016, as well as an increase in ad valorem tax expense due to a downward revision of our estimate of ad valorem tax liability in the prior period.

General and administrative expenses.  General and administrative expenses (before equity-based compensation expense) remained relatively consistent at $7 million for the three months ended September 30, 2016 and 2017.

Equity-based compensation expenses.  Equity-based compensation expenses remained relatively consistent at $7 million for the three months ended September 30, 2016 and 2017.

Accretion of contingent acquisition consideration.  Accretion of contingent acquisition consideration decreased by 28%, from $4 million for the three months ended September 30, 2016 to $3 million for the three months ended September 30, 2017. The decrease is due to a change in our estimate of weighted average cost of capital. In connection with Antero Resources’ contribution of Antero Water LLC and certain wastewater treatment assets to us in September 2015 (the “Water Acquisition”), we have agreed to pay Antero Resources (a) $125 million in cash if we deliver 176 million barrels or more of fresh water during the period between January 1, 2017 and December 31, 2019 and (b) an additional $125 million in cash if we deliver 219 million barrels or more of fresh water during the period between January 1, 2018 and December 31, 2020. In conjunction with the Water Acquisition on September 23, 2015, we recorded a liability for the discounted net present value of the contingent acquisition consideration and, as time passes, we recognize accretion expense to increase the discounted liability to the expected liability amounts in 2019 and 2020.

Depreciation expense.  Total depreciation expense increased by 17%, from $26 million for the three months ended September 30, 2016 to $31 million for the three months ended September 30, 2017. The increase was primarily due to additional gathering, compression, and water handling and treatment assets placed into service.

Interest expense.  Interest expense increased by 76%, from $5 million, net of $1 million in capitalized interest, for the three months ended September 30, 2016 to $9 million, net of $3 million in capitalized interest, for the three months ended September 30, 2017. The increase was due to interest incurred on our $650 million of 5.375% senior notes due September 15, 2024 (the “2024

Notes”), which has a higher interest rate than our revolving credit facility, and an overall increase in our total debt from $810 million as of September 30, 2016 to $1 billion as of September 30, 2017.

Operating income.  Total operating income increased by 12%, from $74 million for the three months ended September 30, 2016 to $83 million for the three months ended September 30, 2017. Gathering and compression operating income increased by 31%, from $45 million for the three months ended September 30, 2016 to $59 million for the three months ended September 30, 2017. The increase was primarily due to increases in gathering and compression volumes in 2017. Water handling and treatment operating income decreased by 17%, from $30 million for the three months ended September 30, 2016 to $24 million for the three months ended September 30, 2017. The decrease was primarily due to an increase in direct operating expenses, which was primarily due to a downward revision of our estimate of ad valorem tax liability in the prior period, and an increase in fresh water delivery expenses due to expanded operations, as well an increased allocation of general and administrative expenses from Antero Resources as a result of increased capital expenditures on the wastewater treatment facility.

Equity in earnings of unconsolidated affiliates.  Equity in earnings in unconsolidated affiliates increased by 356%, from $2 million for the three months ended September 30, 2016 to $7 million for the three months ended September 30, 2017. In May 2016, we purchased a 15% equity interest in a regional gathering pipeline. In February 2017, Antero Midstream formed the Joint Venture with MarkWest, which provides natural gas processing and fractionation services. Equity in earnings of unconsolidated affiliates represents the portion of the net income from these investments which is allocated to us based on our equity interests.  The increase was primarily attributable to the commencement of operations of the Joint Venture in February 2017.

Adjusted EBITDA.  Adjusted EBITDA increased by 16%, from $111 million for the three months ended September 30, 2016 to $128 million for the three months ended September 30, 2017. The increase was primarily due to increases in gathering, compression, and water volumes in 2017. For a discussion of the non-GAAP financial measure Adjusted EBITDA, including a reconciliation of Adjusted EBITDA to its most directly comparable financial measure calculated and presented in accordance with GAAP, please see “—Non-GAAP Financial Measures” below.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2017

We have two operating segments: (1) gathering and processing and (2) water handling and treatment. The operating results and assets of our reportable segments were as follows for the nine months ended September 30, 2016 and 2017 (in thousands):

		Water
	Gathering and	Handling and	Consolidated
	Processing	Treatment	Total
Nine months ended September 30, 2016
Revenues:
Revenue - Antero Resources	$218,938	203,750	422,688
Revenue - third-party	669	—	669
Total revenues	219,607	203,750	423,357

Operating expenses:
Direct operating	19,758	105,193	124,951
General and administrative (before equity-based compensation)	14,853	5,493	20,346
Equity-based compensation	14,902	4,464	19,366
Depreciation	52,125	21,975	74,100
Accretion of contingent acquisition consideration	—	10,384	10,384
Total expenses	101,638	147,509	249,147

Operating income	$117,969	56,241	174,210

Segment and consolidated Adjusted EBITDA(1)	$184,996	93,064	278,060

Nine months ended September 30, 2017
Revenues:
Revenue - Antero Resources	$290,675	271,226	561,901
Revenue - third-party	264	—	264
Total revenues	290,939	271,226	562,165

Operating expenses:
Direct operating	28,596	134,296	162,892
General and administrative (before equity-based compensation)	15,242	7,884	23,126
Equity-based compensation	14,937	5,499	20,436
Depreciation	63,773	24,831	88,604
Accretion of contingent acquisition consideration	—	9,672	9,672
Total expenses	122,548	182,182	304,730

Operating income	$168,391	89,044	257,435

Segment and consolidated Adjusted EBITDA(1)	$257,221	129,046	386,267

(1) For a discussion of the non‑GAAP financial measure Adjusted EBITDA, including a reconciliation of Adjusted EBITDA to its most directly comparable financial measures calculated and presented in accordance with GAAP, please see “—Non‑GAAP Financial Measures” below.

The following table sets forth selected operating data for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2017 (in thousands, except average realized fees):

			Amount of
	Nine Months Ended September 30,		Increase	Percentage
	2016	2017	(Decrease)	Change
	($ in thousands, except average realized fees)
Revenue:
Revenue - Antero Resources	$422,688	561,901	139,213	33%
Revenue - third-party	669	264	(405)	(61)%
Total revenue	423,357	562,165	138,808	33%
Operating expenses:
Direct operating	124,951	162,892	37,941	30%
General and administrative (before equity-based compensation)	20,346	23,126	2,780	14%
Equity-based compensation	19,366	20,436	1,070	6%
Depreciation	74,100	88,604	14,504	20%
Accretion of contingent acquisition consideration	10,384	9,672	(712)	(7)%
Total operating expenses	249,147	304,730	55,583	22%
Operating income	174,210	257,435	83,225	48%
Interest expense	(12,885)	(27,162)	(14,277)	111%
Equity in earnings of unconsolidated affiliates	2,027	12,887	10,860	536%
Net income	$163,352	243,160	79,808	49%
Adjusted EBITDA(1)	$278,060	386,267	108,207	39%
Operating Data:
Gathering—low pressure (MMcf)	373,338	448,346	75,008	20%
Gathering—high pressure (MMcf)	349,440	476,590	127,150	36%
Compression (MMcf)	186,406	312,041	125,635	67%
Condensate gathering (MBbl)	498	15	(483)	(97)%
Fresh water delivery (MBbl)	31,341	42,147	10,806	34%
Waste water (MBbl)	7,621	10,322	2,701	35%
Wells serviced by fresh water delivery	96	110	14	15%
Gathering—low pressure (MMcf/d)	1,363	1,642	279	20%
Gathering—high pressure (MMcf/d)	1,275	1,746	471	37%
Compression (MMcf/d)	680	1,143	463	67%
Condensate gathering (MBbl/d)	2	—	(2)	*
Fresh water delivery (MBbl/d)	114	154	40	34%
Water handling and treatment (MBbl/d)	28	38	10	35%
Average realized fees:
Average gathering—low pressure fee ($/Mcf)	$0.31	0.32	0.01	3%
Average gathering—high pressure fee ($/Mcf)	$0.19	0.19	—	*
Average compression fee ($/Mcf)	$0.19	0.19	—	*
Average gathering—condensate fee ($/Bbl)	$4.17	4.20	0.03	1%
Average fresh water delivery fee ($/Bbl)	$3.68	3.72	0.04	1%
Joint Venture Operating Data:
Processing - Joint Venture (MMcf)	—	58,152	58,152	*
Fractionation - Joint Venture (MBbl)	—	1,024	1,024	*
Processing - Joint Venture (MMcf/d)	—	213	213	*
Fractionation - Joint Venture (MBbl/d)	—	4	4	*

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

Revenue - Antero Resources.  Revenues increased by 33%, from $423 million for the nine months ended September 30, 2016 to $562 million for the nine months ended September 30, 2017. Gathering and compression revenues increased by 32%, from $219 million for the nine months ended September 30, 2016 to $291 million for the nine months ended September 30, 2017. Water handling and treatment revenues increased by 33%, from $204 million for the nine months ended September 30, 2016 to $271 million for the nine months ended September 30, 2017. These increases are primarily the result of the following, and are offset by a $2 million decrease in condensate gathering revenue:

•

low pressure gathering revenue increased $25 million period over period due to an increase of throughput volumes of 75 Bcf, or 279 MMcf/d, which was due to 115 addiotnal wells serviced by our system since September 30, 2016;

•

high pressure gathering revenue increased $25 million period over period due to an increase of throughput volumes of 127 Bcf, or 471 MMcf/d, which was primarily due to four new high pressure lines added to our system since September 30, 2016;

•

compression revenue increased $24 million period over period due to an increase of throughput volumes of 126 Bcf, or 463 MMcf/d, primarily due to the addition of six new compressor stations placed in service after September 30, 2016, and additional wells serviced by our system;

•

fresh water delivery revenue increased $41 million period over period due to an increase in fresh water delivery of 10,806 MBbl, or 40 MBbl/d, primarily due to an increase in the amount of water used in well completions by Antero Resources; and

•

other fluid handling services revenue increased $26 million period over period due to an increase in wastewater handling and treatment volumes of 2,701 MBbl, or 10 MBbl/d. Other fluid handling services include the disposal and treatment of wastewater and high rate transfer of fresh water by third parties and are billed at our cost plus 3%.

Direct operating expenses.  Total direct operating expenses increased by 30% from $125 million for the nine months ended September 30, 2016 to $163 million for the nine months ended September 30, 2017. The increase was primarily due to increased gathering and compression and water handling and treatment services resulting from increased volumes in 2017.

General and administrative expenses.  General and administrative expenses (before equity-based compensation expense) increased by 14%, from $20 million for the nine months ended September 30, 2016 to $23 million for the nine months ended September 30, 2017.  The increase was primarily was primarily due to an increased allocation of general and administrative expenses from Antero Resources as a result of increased capital expenditures, as well as increased legal and other general corporate expenses to support our growth.

Equity-based compensation expenses.  Equity-based compensation expenses remained relatively consistent at $19 million for the nine months ended September 30, 2016 and $20 million for the nine months ended September 30, 2017.

Accretion of contingent acquisition consideration.  Total contingent acquisition consideration accretion expense remained relatively consistent at $10 million for the nine months ended September 30, 2016 and 2017. In connection with the Water Acquisition, we agreed to pay Antero Resources (a) $125 million in cash if we deliver 176 million barrels or more of fresh water during the period between January 1, 2017 and December 31, 2019 and (b) an additional $125 million in cash if we deliver 219 million barrels or more of fresh water during the period between January 1, 2018 and December 31, 2020. Also in conjunction with the Water Acquisition, on September 23, 2015, we recorded a liability for the discounted net present value of the contingent acquisition consideration and, as time passes, we recognize accretion expense to increase the discounted liability to the expected liability amounts in 2019 and 2020.

Depreciation expense.  Total depreciation expense increased by 20%, from $74 million for the nine months ended September 30, 2016 to $89 million for the nine months ended September 30, 2017. The increase was primarily due to additional gathering, compression, and water handling and treatment assets placed into service.

Interest expense.  Interest expense increased by 111%, from $13 million, net of $2 million in capitalized interest, for the nine months ended September 30, 2016 to $27 million, net of $9 million in capitalized interest, for the nine months ended September 30,

2017. The increase was due to interest incurred on the 2024 Notes, which has a higher interest rate than our revolving credit facility, and an overall increase in our total debt from $810 million as of September 30, 2016 to $1 billion as of September 30, 2017.

Operating income.  Total operating income increased by 48%, from $174 million for the nine months ended September 30, 2016 to $257 million for the nine months ended September 30, 2017. Gathering and compression operating income increased by 43%, from $118 million for the nine months ended September 30, 2016 to $168 million for the nine months ended September 30, 2017. Water handling and treatment operating income increased by 58%, from $56 million for the nine months ended September 30, 2016 to $89 million for the nine months ended September 30, 2017. These increases were primarily due to increases in gathering and compression and fresh water delivery volumes in 2017.

Equity in earnings of unconsolidated affiliates.  Equity in earnings in unconsolidated affiliates increased by 536%, from $2 million for the nine months ended September 30, 2016 to $13 million for the nine months ended September 30, 2017. In May 2016, we purchased a 15% equity interest in a regional gathering pipeline. In February 2017, Antero Midstream formed the Joint Venture with MarkWest, which provides natural gas processing and fractionation services. Equity in earnings of unconsolidated affiliates represents the portion of the net income from these investments which is allocated to us based on our equity interests.  The increase was due to a full nine months of investment income in the regional gathering pipeline during the nine months ended September 30 2017, as opposed to five months during the nine months ended September 30, 2016, and the operations of the Joint Venture which began in February 2017.

Adjusted EBITDA.  Adjusted EBITDA increased by 39%, from $278 million for the nine months ended September 30, 2016 to $386 million for the nine months ended September 30, 2017. The increase was primarily due to increases in gathering, compression, and water volumes in 2017. For a discussion of the non-GAAP financial measure Adjusted EBITDA, including a reconciliation of Adjusted EBITDA to its most directly comparable financial measure calculated and presented in accordance with GAAP, please see “—Non-GAAP Financial Measures” below.

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

The board of directors of our general partner has adopted a cash distribution policy pursuant to which we intend to distribute at least the minimum quarterly distribution of $0.17 per unit ($0.68 per unit on an annualized basis) on all of our units to the extent we have sufficient cash after the establishment of cash reserves and the payment of our expenses, including payments to our general partner and its affiliates. The board of directors of our general partner has declared a cash distribution of $0.34 per unit for the quarter ended September 30, 2017. The distribution will be payable on November 16, 2017 to unitholders of record as of November 1, 2017.

We expect our future cash requirements relating to working capital, maintenance capital expenditures and quarterly cash distributions to our partners will be funded from cash flows internally generated from our operations. Our expansion capital expenditures will be funded by borrowings under our revolving credit facility or from potential capital markets transactions.

On February 10, 2017, we issued 6,900,000 common units, including common units issued pursuant to the underwriters’ option to purchase additional common units, resulting in net proceeds of approximately $223 million. We used the proceeds from the offering to repay outstanding borrowings under our Prior Credit Facility incurred to fund the investment in the Joint Venture, and for general partnership purposes.

The following table summarizes our cash flows for the nine months ended September 30, 2016 and 2017:

	Nine Months Ended September 30,
(in thousands)	2016	2017	Increase
Operating activities	$259,135	344,267	85,132
Investing activities	(337,577)	(620,742)	283,165
Financing activities	80,780	264,928	184,148
Net increase (decrease) in cash and cash equivalents	$2,338	(11,547)

Cash Flows Provided by Operating Activities

Net cash provided by operating activities was $259 million and $344 million for the nine months ended September 30, 2016 and 2017, respectively. The increase in cash flow from operations for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 was primarily due to increased gathering and compression and fresh water delivery revenues, as a result of additional gathering and compression and water handling systems placed in service since September 30, 2016.

Cash Flows Used in Investing Activities

During the nine months ended September 30, 2016 and 2017, we used cash flows in investing activities of $338 million and $621 million, respectively, primarily as a result of our capital expenditures for gathering systems, compressor stations, and water handling and treatment systems. Cash flows used in investing activities during the nine months ended September 30, 2017 includes $217 million invested in the Joint Venture, compared to $45 million invested in Stonewall Gas Gathering, LLC during the nine months ended September 30, 2016.

The board of directors of our general partner has approved a capital budget for 2017 of $800 million, which includes $460 million of expansion capital, $65 million of maintenance capital, and $275 million of capital investment in the Joint Venture. Our capital budget may be adjusted as business conditions warrant as the amount, timing, and allocation of capital expenditures is largely discretionary and within our control.  If natural gas, NGLs, and oil prices decline to levels below Antero Resources’ acceptable levels, or costs increase to levels above Antero Resources’ acceptable levels, Antero Resources could choose to defer a significant portion of its budgeted capital expenditures until later periods. As a result, we may also defer a significant portion of our budgeted capital expenditures to achieve the desired balance between sources and uses of liquidity, and to prioritize capital projects that we believe have the highest expected returns and potential to generate near-term cash flow.  We routinely monitor and adjust our capital expenditures in response to changes in Antero Resources’ development plans, changes in commodity prices, availability of financing, acquisition costs, industry conditions, the timing of regulatory approvals, success or lack of success in Antero Resources’ drilling activities, contractual obligations, internally generated cash flow and other factors both within and outside our control.

Cash Flows Provided by Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2017 of $265 million consisted of (i) $223 million in net proceeds from the issuance of 6,900,000 common units in February 2017, (ii) $217 million in net borrowings under the Prior Credit Facility, and (iii) $25 million of net proceeds from the sale of common units under the Distribution Agreement, partially offset by $200 million in cash distributions to our unitholders.

Net cash provided by financing activities for the nine months ended September 30, 2016 of $81 million is the result of the following: (i) $650 million of proceeds from the issuance of the 2024 Notes and (ii) $20 million in net proceeds from the sale of common units under the Distribution Agreement. The following cash used in financing activities partially offset net cash provided by financing activities: (i) $450 million in net repayments under the Prior Credit Facility, (ii) $130 million in quarterly cash distributions to our unitholders, and (iii) $8.9 million in payments of deferred financing costs related to the issuance of our 2024 Notes.

Debt Agreements

Revolving Credit Facility

On October 26, 2017, we executed an amendment and restatement of our Prior Credit Facility. The Credit Facility provides for lender commitments of $1.5 billion and for a letter of credit sublimit of $150 million.  At September 30, 2017, we had $427 million of borrowings and no letters of credit outstanding under the Prior Credit Facility. The Credit Facility will mature on October 26, 2022.  Borrowings under the Credit Facility are limited by certain financial ratio covenants which may increase the interest rate we owe under the Credit Facility.

Principal amounts borrowed are payable on the maturity date with such borrowings bearing interest that is payable quarterly. We have a choice of borrowing in Eurodollars or at the base rate. Eurodollar loans bear interest at a rate per annum equal to the LIBOR Rate administered by the ICE Benchmark Administration for one, two, three, six or, if available to the lenders, twelve months plus an applicable margin ranging from (i) 125 to 225 basis points during any period that is not an Investment Grade Period, depending on the leverage ratio then in effect and (ii) 112.5 to 200 basis points during an investment grade period, depending on the Partnership’s credit rating then in effect. Base rate loans bear interest at a rate per annum equal to the greatest of (i) the agent bank’s reference rate, (ii) the federal funds effective rate plus 50 basis points and (iii) the rate for one month Eurodollar loans plus 100 basis points, plus an applicable margin ranging from (i) 25 to 125 basis points during any period that is not an investment grade period, depending on the leverage ratio then in effect and (ii) 12.5 to 100 basis points during an investment grade period, depending on the Partnership’s credit rating then in effect.

During an Investment Grade Period, the revolving credit facility is guaranteed by our subsidiaries and is secured by mortgages on substantially all of our and our subsidiaries’ properties; provided that the liens securing the revolving credit facility shall be automatically released during an Investment Grade Period. The revolving credit facility contains restrictive covenants that may limit our ability to, among other things:

•	incur additional indebtedness;
•	sell assets;
•	make loans to others;
•	make investments;
•	enter into mergers;
•	make certain restricted payments;
•	incur liens; and
•	engage in certain other transactions without the prior consent of the lenders.

The revolving credit facility also requires us to maintain the following financial ratios:

•

a consolidated interest coverage ratio, which is the ratio of our consolidated EBITDA to its consolidated current interest charges of at least 2.5 to 1.0 at the end of each fiscal quarter; provided that during an Investment Grade Period, the Partnership will not to be subject to such ratio;

•

a consolidated total leverage ratio, which is the ratio of consolidated debt to consolidated EBITDA, of not more than 5.00 to 1.00 at the end of each fiscal quarter; provided that during an Investment Grade Period or at our election (the “Financial Covenant Election”), the consolidated total leverage ratio shall be no more than 5.25 to 1.0; and

•

after a Financial Covenant Election (and up to the commencement of an Investment Grade Period), a consolidated senior secured leverage ratio covenant rather than the consolidated total leverage ratio covenant, which is the ratio of consolidated senior secured debt to consolidated EBITDA, of not more than 3.75 to 1.0.

We were in compliance with such covenants and ratios as of December 31, 2016 and September 30, 2017.  The actual borrowing capacity available to us may be limited by the interest coverage ratio, consolidated total leverage ratio, and consolidated senior secured leverage ratio covenants.

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

Contractual Obligations

At September 30, 2017, we had $427 million of borrowings and no letters of credit outstanding under the Prior Credit Facility. Under the terms of our Credit Facility, we are required to pay a commitment fee on any unused portion of the Credit Facility. Commitment fees on the unused portion of the revolving credit facility are due quarterly at rates ranging from 0.25% to 0.375% based on the leverage ratio, during a period that is not an Investment Grade Period, and 0.175% to 0.375% based on the Partnership’s rating, during an Investment Grade Period, of the unused facility.

Future capital contributions to unconsolidated affiliates are excluded from the table as neither the amounts nor the timing of the obligations can be determined in advance. A summary of our contractual obligations by maturity date as of September 30, 2017 is provided in the following table.

	Remainder	Year Ended December 31,
(in millions)	of 2017	2018	2019	2020	2021	2022	Thereafter	Total
Credit Facility (1)	$—	—	—	—	—	427	—	427
5.375% senior notes due 2024—principal	—	—	—	—	—	—	650	650
5.375% senior notes due 2024—interest	—	35	35	35	35	35	70	245
Water treatment (2)	29	6	—	—	—	—	—	35
Contingent acquisition consideration (3)	—	—	125	125	—	—	—	250
Total	$29	41	160	160	35	462	720	1,607

(1)

Includes outstanding principal amounts on our Prior Credit Facility at September 30, 2017.  This table does not include future commitment fees, interest expense or other fees on our Credit Facility because they are floating rate instruments and we cannot determine with accuracy the timing of future loan advances, repayments, or future interest rates to be charged. On October 26, 2017, we executed an amended Credit Facility which extends the maturity date of our Prior Credit Facility to October 26, 2022.

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

“Segment Adjusted EBITDA” is also used by our management team for various purposes, including as a measure of operating performance and as a basis for strategic planning and forecasting. Segment Adjusted EBITDA is a non-GAAP financial measure that we define as operating income before equity-based compensation expense, depreciation expense, and accretion of contingent acquisition consideration. Operating income represents net income before interest expense and equity in earnings of unconsolidated affiliates, and is the most directly comparable GAAP financial measure to Segment Adjusted EBITDA because we do not account for interest expense on a segment basis. The following tables represent a reconciliation of our segment operating income to Segment Adjusted EBITDA for the periods presented (in thousands):

	Gathering and Processing	Water Handling and Treatment	Consolidated Total
Three months ended September 30, 2016
Operating income	$44,793	29,490	74,283
Depreciation expense	18,298	7,838	26,136
Accretion of contingent acquisition consideration	—	3,527	3,527
Equity-based compensation	5,213	1,386	6,599
Segment and consolidated Adjusted EBITDA	$68,304	42,241	110,545

Three months ended September 30, 2017
Operating income	$58,819	24,352	83,171
Depreciation expense	21,803	8,753	30,556
Accretion of contingent acquisition consideration	—	2,556	2,556
Equity-based compensation	5,111	2,088	7,199
Distributions from unconsolidated affiliates	4,300	—	4,300
Segment and consolidated Adjusted EBITDA	$90,033	37,749	127,782

Nine months ended September 30, 2016
Operating income	$117,969	56,241	174,210
Depreciation expense	52,125	21,975	74,100
Accretion of contingent acquisition consideration	—	10,384	10,384
Equity-based compensation	14,902	4,464	19,366
Segment and consolidated Adjusted EBITDA	$184,996	93,064	278,060

Nine months ended September 30, 2017
Operating income	$168,391	89,044	257,435
Depreciation expense	63,773	24,831	88,604
Accretion of contingent acquisition consideration	—	9,672	9,672
Equity-based compensation	14,937	5,499	20,436
Distributions from unconsolidated affiliates	10,120	—	10,120
Segment and consolidated Adjusted EBITDA	$257,221	129,046	386,267

The following table represents a reconciliation of our Segment and consolidated Adjusted EBITDA and Distributable Cash Flow to the most directly comparable GAAP financial measures for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2016	2017	2016	2017
Reconciliation of Net Income to Segment and consolidated Adjusted EBITDA and Distributable Cash Flow:
Net income	$70,524	80,893	$163,352	$243,160
Interest expense	5,303	9,311	12,885	27,162
Depreciation expense	26,136	30,556	74,100	88,604
Accretion of contingent acquisition consideration	3,527	2,556	10,384	9,672
Equity-based compensation	6,599	7,199	19,366	20,436
Equity in earnings of unconsolidated affiliates	(1,544)	(7,033)	(2,027)	(12,887)
Distributions from unconsolidated affiliates	—	4,300	—	10,120
Segment and consolidated Adjusted EBITDA	110,545	127,782	278,060	386,267
Interest paid	(4,043)	(20,554)	(11,751)	(42,530)
Decrease in cash reserved for bond interest (1)	—	8,831	—	9,025
Cash reserved for payment of income tax withholding upon vesting of Antero Midstream Partners LP equity-based compensation awards (2)	(1,000)	(1,500)	(3,000)	(5,431)
Cash to be received from unconsolidated affiliates	2,221	—	2,998	—
Maintenance capital expenditures (3)	(4,638)	(10,771)	(16,156)	(43,096)
Distributable cash flow	$103,085	103,788	$250,151	$304,235

(1)	Cash reserved for bond interest expense on Antero Midstream’s 5.375% senior notes outstanding during the period that is paid on a semi-annual basis on March 15th and September 15th of each year.
(2)	Estimate of current period portion of expected cash payment for income tax withholding attributable to vesting of Midstream LTIP equity-based compensation awards to be paid in the fourth quarter.
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

New Accounting Pronouncements

On May 28, 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective.  The new standard becomes effective for us on January 1, 2018. The standard permits the use of either the retrospective or cumulative effect transition method.  We have not yet selected a transition method, but expect that it will elect the cumulative method.  To the extent applicable, upon adoption, we may be required to comply with expanded disclosure requirements, including the disaggregation of revenues to depict the nature and uncertainty of types of revenues, contract assets and liabilities, current period revenues previously recorded as a liability, performance obligations, significant judgments and estimates affecting the amount and timing of revenue recognition, determination of transaction prices, and allocation of the transaction price to performance obligations.

During the third quarter of 2017, we substantially completed an analysis of the impact of the standard on our contract types, and do not believe that the adoption of ASU 2014-09 will have a material impact on our financial results. Currently, we are evaluating our disclosures to determine additional qualitative disclosures to provide under the standard. We continue to monitor releveant industry guidance regarding the implementation of ASU 2014-09 and will adjust our implementation strategies as necessary. We do not believe that adoption of the standard will impact our operation strategies, growth prospects, or cash flows.

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

Off-Balance Sheet Arrangements

As of September 30, 2017, we did not have any off-balance sheet arrangements.

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

Interest Rate Risk

Our primary exposure to interest rate risk results from outstanding borrowings under our Credit Facility, which has a floating interest rate. We do not currently, but may in the future, hedge the interest on portions of our borrowings under our revolving credit facility from time‑to‑time in order to manage risks associated with floating interest rates. At September 30, 2017, we had $427 million of borrowings and no letters of credit outstanding under the Prior Credit Facility. A 1.0% increase in our Prior Credit Facility interest rate would have resulted in an estimated $2.1 million increase in interest expense, for the nine months ended September 30, 2017.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a‑15(b) under the Exchange Act we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q.  Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2017 at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Our operations are subject to a variety of risks and disputes normally incident to our business. As a result, we may, at any given time, be a defendant in various legal proceedings and litigation arising in the ordinary course of business. However, we are not currently subject to any material litigation.

Item 1A. Risk Factors.

We are subject to certain risks and hazards due to the nature of the business activities we conduct. For a discussion of these risks, see “Item 1A. Risk Factors” in our 2016 Form 10-K and in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2017 and June 30, 2017. The risks described in our 2016 Form 10-K and in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2017 and June 30, 2017 could materially and adversely affect our business, financial condition, cash flows, and results of operations. There have been no material changes to the risks described in our 2016 Form 10-K and Quarter Reports on Form 10-Q for the quarters ended March 31, 2017 and June 30, 2017. We may experience additional risks and uncertainties not currently known to us; or, as a result of developments occurring in the future, conditions that we currently deem to be immaterial may also materially and adversely affect our business, financial condition, cash flows and results of operations.

Item 5. Other Information.

Amended and Restated Credit Facility

On October 26, 2017, we entered into an amendment and restatement of the Prior Credit Facility. See “—Debt Agreements—Revolving Credit Facility” for a description of the Credit Facility. The description of the Credit Facility is a summary and is qualified in its entirety by the terms of the Credit Facility. A copy of the Credit Facility is filed as Exhibit 10.1 hereto, and is incorporated herein by reference.

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

The description of the activities below has been provided to us by Warburg Pincus LLC (“Warburg”), affiliates of which: (i) beneficially own more than 10% of our outstanding common units and/or are members of our general partner’s board of directors, (ii) beneficially own more than 10% of the equity interests of, and have the right to designate members of the board of directors of Santander Asset Management Investment Holdings Limited (“SAMIH”).  SAMIH may therefore be deemed to be under common “control” with us; however, this statement is not meant to be an admission that common control exists.

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

We understand that one or more SEC-reporting affiliates of SAMIH intend to disclose in their next annual or quarterly SEC report that:

(a) Santander UK plc (“Santander UK”) holds two savings accounts and one current account for two customers resident in the United Kingdom (“UK”) who are currently designated by the United States (“US”) under the Specially Designated Global Terrorist (“SDGT”) sanctions program. Revenues and profits generated by Santander UK on these accounts in the nine month period ended September 30, 2017 were negligible relative to the overall revenues and profits of Banco Santander SA.

(b) Santander UK holds two frozen current accounts for two UK nationals who are designated by the US under the SDGT sanctions program. The accounts held by each customer have been frozen since their designation and have remained frozen through the nine month period ended September 30, 2017. The accounts are in arrears (£1,844.73 in debit combined) and are currently being managed by Santander UK Collections & Recoveries department. No revenues or profits were generated by Santander UK on this account in the nine month period ended September 30, 2017.

Item 6. Exhibits.

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

10.1	*

Amended and Restated Credit Agreement, dated as of October 26, 2017, by and among Antero Midstream Partners LP, the lenders party thereto, and Wells Fargo Bank, National Association, as Administrative Agent.

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

The following financial information from this Form 10-Q of ANTERO MIDSTREAM PARTNERS, LP for the quarter ended September 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Partners’ Capital, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

The exhibits marked with the asterisk symbol (*) are filed or furnished with this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANTERO MIDSTREAM PARTNERS LP

By:	ANTERO MIDSTREAM PARTNERS GP LLC, its general partner

By:	/s/ Michael N. Kennedy
Michael N. Kennedy
Chief Financial Officer

Date:	November 1, 2017