Form 10-Q
period 2018-03-31
Antero Midstream Partners LP
filed 2018-04-25
CIK 1598968

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of April 20, 2018, there were 187,033,405 common units outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Some of the information in this Quarterly Report on Form 10-Q may contain forward-looking statements. Forward-looking statements give our current expectations, contain projections of results of operations or of financial condition, or forecasts of future events. Words such as “may,” “assume,” “forecast,” “position,” “predict,” “strategy,” “expect,” “intend,” “plan,” “estimate,” “anticipate,” “believe,” “project,” “budget,” “potential,” or “continue,” and similar expressions are used to identify forward-looking statements. They can be affected by assumptions used or by known or unknown risks or uncertainties. Consequently, no forward-looking statements can be guaranteed. When considering these forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this Quarterly Report on Form 10-Q. Actual results may vary materially. You are cautioned not to place undue reliance on any forward-looking statements. You should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties. Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements include:

•	Antero Resources Corporation’s expected production and ability to meet its drilling and development plan;
•	our ability to execute our business strategy;
•	costs and outcomes associated with the ongoing review of potential transactions by the special committee of the board of directors of our general partner as described herein;
•	our ability to realize the anticipated benefits of our investments in unconsolidated affiliates;
•	natural gas, natural gas liquids (“NGLs”) and oil prices;
•	competition and government regulations;
•	actions taken by third-party producers, operators, processors and transporters;
•	legal or environmental matters;
•	costs of conducting our operations;
•	general economic conditions;
•	credit markets;
•	operating hazards, natural disasters, weather-related delays, casualty losses and other matters beyond our control;
•	uncertainty regarding our future operating results; and
•	plans, objectives, expectations and intentions contained in this Quarterly Report on Form 10-Q that are not historical.

We caution you that these forward-looking statements are subject to all of the risks and uncertainties, most of which are difficult to predict and many of which are beyond our control, incidental to our business. These risks include, but are not limited to, commodity price volatility, inflation, environmental risks, drilling and completion and other operating risks, regulatory changes, the uncertainty inherent in projecting future rates of production, cash flows and access to capital, the timing of development expenditures, conflicts of interest among holders of our common units, and the other risks described under the heading “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017 (the “2017 Form 10-K”) on file with the Securities and Exchange Commission (“SEC”).

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

PART I—FINANCIAL INFORMATION

ANTERO MIDSTREAM PARTNERS LP

Condensed Consolidated Balance Sheets

December 31,  2017 and March 31, 2018

(Unaudited)

(In thousands)

	December 31,	March 31,
	2017	2018
Assets
Current assets:
Cash and cash equivalents	$8,363	8,714
Accounts receivable–Antero Resources	110,182	111,001
Accounts receivable–third party	1,170	1,245
Prepaid expenses	670	1,157
Total current assets	120,385	122,117
Property and equipment, net	2,605,602	2,678,725
Investments in unconsolidated affiliates	303,302	321,468
Other assets, net	12,920	13,792
Total assets	$3,042,209	3,136,102

Liabilities and Partners' Capital
Current liabilities:
Accounts payable–third party	$8,642	7,376
Accounts payable–Antero Resources	6,459	2,765
Accrued liabilities	106,006	70,369
Other current liabilities	209	228
Total current liabilities	121,316	80,738
Long-term liabilities:
Long-term debt	1,196,000	1,301,280
Contingent acquisition consideration	208,014	211,888
Asset retirement obligations	—	3,080
Other	410	357
Total liabilities	1,525,740	1,597,343

Partners' capital:
Common unitholders - public (88,059 units and 88,064 units issued and outstanding at December 31, 2017 and March 31, 2018, respectively)	1,708,379	1,716,141
Common unitholder - Antero Resources (98,870 units issued and outstanding at December 31, 2017 and March 31, 2018)	(215,682)	(205,835)
General partner	23,772	28,453
Total partners' capital	1,516,469	1,538,759
Total liabilities and partners' capital	$3,042,209	3,136,102

See accompanying notes to condensed consolidated financial statements.

ANTERO MIDSTREAM PARTNERS LP

Condensed Consolidated Statements of Operations and Comprehensive Income

Three Months Ended March 31, 2017 and 2018

(Unaudited)

(In thousands, except per unit amounts)

	Three Months Ended March 31,
	2017	2018

Revenue:
Gathering and compression–Antero Resources	$91,524	108,177
Water handling and treatment–Antero Resources	83,110	120,889
Gathering and compression–third party	135	—
Water handling and treatment–third party	—	525
Total revenue	174,769	229,591
Operating expenses:
Direct operating	47,554	67,256
General and administrative (including $6,286 and $6,211 of equity-based compensation in 2017 and 2018, respectively)	14,457	14,455
Depreciation	27,536	32,432
Accretion of contingent acquisition consideration	3,526	3,874
Accretion of asset retirement obligations	—	34
Total operating expenses	93,073	118,051
Operating income	81,696	111,540
Interest expense, net	(8,836)	(11,297)
Equity in earnings of unconsolidated affiliates	2,231	7,862
Net income and comprehensive income	75,091	108,105
Net income attributable to incentive distribution rights	(11,553)	(28,453)
Limited partners' interest in net income	$63,538	79,652

Net income per limited partner unit - basic and diluted	$0.35	0.43

Weighted average limited partner units outstanding - basic	183,033	186,934
Weighted average limited partner units outstanding - diluted	183,447	187,173

See accompanying notes to condensed consolidated financial statements.

ANTERO MIDSTREAM PARTNERS LP

Condensed Consolidated Statements of Partners’ Capital

Three Months Ended March 31, 2018

(Unaudited)

(In thousands)

	Limited Partners
	Common Unitholders Public	Common Unitholder Antero Resources	General Partner	Total Partners' Capital
Balance at December 31, 2017	$1,708,379	(215,682)	23,772	1,516,469
Net income and comprehensive income	37,524	42,128	28,453	108,105
Distributions to unitholders	(32,143)	(36,088)	(23,772)	(92,003)
Equity-based compensation	2,354	3,857	—	6,211
Issuance of common units upon vesting of equity-based compensation awards, net of units withheld for income taxes	32	(50)	—	(18)
Other	(5)	—	—	(5)
Balance at March 31, 2018	$1,716,141	(205,835)	28,453	1,538,759

See accompanying notes to condensed consolidated financial statements.

ANTERO MIDSTREAM PARTNERS LP

Condensed Consolidated Statements of Cash Flows

Three Months Ended March 31, 2017 and 2018

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2017	2018
Cash flows provided by (used in) operating activities:
Net income	$75,091	108,105
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation	27,536	32,432
Accretion of contingent acquisition consideration	3,526	3,874
Accretion of asset retirement obligations	—	34
Equity-based compensation	6,286	6,211
Equity in earnings of unconsolidated affiliates	(2,231)	(7,862)
Distributions from unconsolidated affiliates	—	7,085
Amortization of deferred financing costs	631	690
Changes in assets and liabilities:
Accounts receivable–Antero Resources	(7,361)	(2,715)
Accounts receivable–third party	40	—
Prepaid expenses	31	(487)
Accounts payable–third party	2,504	(3,043)
Accounts payable–Antero Resources	(765)	(3,380)
Accrued liabilities	(5,540)	(6,894)
Net cash provided by operating activities	99,748	134,050
Cash flows used in investing activities:
Additions to gathering systems and facilities	(66,559)	(93,774)
Additions to water handling and treatment systems	(36,954)	(34,197)
Investments in unconsolidated affiliates	(159,889)	(17,389)
Change in other assets	(5,874)	(1,284)
Net cash used in investing activities	(269,276)	(146,644)
Cash flows provided by (used in) financing activities:
Distributions to unitholders	(57,633)	(92,003)
Borrowings (repayments) on bank credit facilities, net	(10,000)	105,000
Issuance of common units, net of offering costs	223,119	—
Employee tax withholding for settlement of equity compensation awards	—	(18)
Other	—	(34)
Net cash provided by financing activities	155,486	12,945
Net increase (decrease) in cash and cash equivalents	(14,042)	351
Cash and cash equivalents, beginning of period	14,042	8,363
Cash and cash equivalents, end of period	$—	8,714
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$19,668	22,348
Supplemental disclosure of noncash investing activities:
Increase (decrease) in accrued capital expenditures and accounts payable for property and equipment	$14,989	(27,284)

See accompanying notes to condensed consolidated financial statements.

ANTERO MIDSTREAM PARTNERS LP

Notes to Condensed Consolidated Financial Statements

December 31, 2017 and March 31, 2018

(1) Business and Organization

Antero Midstream Partners LP (the “Partnership”) is a growth-oriented master limited partnership formed by Antero Resources Corporation (“Antero Resources”) to own, operate and develop midstream energy infrastructure primarily to service Antero Resources’ increasing production and completion activity in the Appalachian Basin’s Marcellus Shale and Utica Shale located in West Virginia and Ohio. The Partnership’s assets consist of gathering pipelines, compressor stations, interests in processing and fractionation plants, and water handling and treatment assets, through which the Partnership and its affiliates provide midstream services to Antero Resources under long-term, fixed-fee contracts. The Partnership’s condensed consolidated financial statements as of March 31, 2018 include the accounts of the Partnership and its 100% owned operating subsidiaries: Antero Midstream LLC, Antero Water LLC (“Antero Water”), Antero Treatment LLC (“Antero Treatment”), and Antero Midstream Finance Corporation (“Finance Corp”), all of which are entities under common control.

The Partnership also has a 15% equity interest in the gathering system of Stonewall Gas Gathering LLC (“Stonewall”) and a 50% equity interest in a joint venture to develop processing and fractionation assets (the “Joint Venture”) with MarkWest Energy Partners, L.P. (“MarkWest”). See Note 13—Equity Method Investments.

The Partnership’s financial statements are consolidated with the financial statements of Antero Resources (NYSE: AR), our primary beneficiary, for financial reporting purposes.

(2)Summary of Significant Accounting Policies

(a) Basis of Presentation

These condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) applicable to interim financial information and should be read in the context of the December 31, 2017 consolidated financial statements and notes thereto for a more complete understanding of the Partnership’s operations, financial position, and accounting policies.  The December 31, 2017 consolidated financial statements have been filed with the SEC in the Partnership’s 2017 Form 10-K.

These unaudited condensed consolidated financial statements of the Partnership have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, and, accordingly, do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments (consisting of normal and recurring accruals) considered necessary for a fair presentation of the Partnership’s financial position as of December 31, 2017 and March 31, 2018, and the results of our operations and cash flows for the three months ended March 31, 2017 and 2018. The Partnership has no items of other comprehensive income; therefore, its net income is equal to its comprehensive income.

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

As of the date these condensed consolidated financial statements were filed with the SEC, we completed our evaluation of potential subsequent events for disclosure and no items requiring disclosure were identified, except the declaration of a cash distribution to unitholders, as described in Note 7—Partnership Equity and Distributions.

ANTERO MIDSTREAM PARTNERS LP

Notes to Condensed Consolidated Financial Statements

December 31, 2017 and March 31, 2018

(b)Revenue Recognition

We provide gathering and compression and water handling and treatment services under fee-based contracts primarily based on throughput or at cost plus a margin. Under these arrangements, we receive fees for gathering oil and gas products, compression services, and water handling and treatment services. The revenue we earn from these arrangements is directly related to (1) in the case of natural gas gathering and compression, the volumes of metered natural gas that we gather, compress and deliver to natural gas compression sites or other transmission delivery points, (2) in the case of oil gathering, the volumes of metered oil that we gather and deliver to other transmission delivery points, (3) in the case of fresh water services, the quantities of fresh water delivered to our customers for use in their well completion operations, (4) in the case of wastewater treatment services, the quantities of wastewater treated for our customers, or (5) in the case of flowback and produced water, the third party out-of-pocket costs we incur plus 3%. We recognize revenue when we satisfy a performance obligation by delivering a service to a customer.

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

(e)Property and Equipment

Property and equipment primarily consists of gathering pipelines, compressor stations, fresh water delivery pipelines and facilities, and our wastewater treatment facility and related landfill to be used for the disposal of waste therefrom, stated at historical cost less accumulated depreciation and amortization. We capitalize construction-related direct labor and material costs. We also capitalize interest on capital costs during the construction phase of the water treatment facility, which is currently undergoing testing and commissioning. We capitalized interest of $3 million for each of the three months ended March 31, 2017 and 2018. Net operating expenses incurred during commissioning are capitalized. Maintenance and repair costs are expensed as incurred.

Depreciation of property and equipment is computed using the straight-line method over the estimated useful lives and salvage values of assets. The depreciation of fixed assets recorded under capital lease agreements is included in depreciation expense. Uncertainties that may impact these estimates of useful lives include, among others, changes in laws and regulations relating to environmental matters, including air and water quality, restoration and abandonment requirements, economic conditions, and supply and demand for our services in the areas in which we operate. When assets are placed into service, management makes estimates with respect to useful lives and salvage values that management believes are reasonable. However, subsequent events could cause a change in estimates, thereby impacting future depreciation amounts.

Amortization of landfill airspace consists of the amortization of landfill capital costs, including those that have been incurred and capitalized and estimated future costs for landfill development and construction, as well as the amortization of asset retirement costs arising from landfill final capping, closure, and post-closure obligations. Amortization expense is recorded on a units-of-consumption basis, applying cost as a rate per-cubic yard. The rate per-cubic yard is calculated by dividing each component of the amortizable basis of the landfill by the number of cubic yards needed to fill the corresponding asset’s airspace. Landfill capital costs and closure and post-closure asset retirement costs are generally incurred to support the operation of the landfill over its entire operating life and are, therefore, amortized on a per-cubic yard basis using a landfill’s total airspace capacity. Estimates of disposal capacity and future development costs are created using input from independent engineers and internal technical teams and are reviewed at least annually. However, subsequent events could cause a change in estimates, thereby impacting future amortization amounts.

ANTERO MIDSTREAM PARTNERS LP

Notes to Condensed Consolidated Financial Statements

December 31, 2017 and March 31, 2018

Our investment in property and equipment as of the dates presented was as follows (in thousands):

	Estimated	December 31,	March 31,
	useful lives	2017	2018
Land	n/a	$15,382	16,099
Fresh water surface pipelines and equipment	5 years	46,139	48,500
Above ground storage tanks	10 years	4,301	4,824
Fresh water permanent buried pipelines and equipment	20 years	472,810	477,536
Gathering systems and facilities	20 years	1,781,386	1,907,042
Landfill	n/a(1)	—	46,007
Construction-in-progress(2)	n/a	654,904	580,469
Total property and equipment		2,974,922	3,080,477
Less accumulated depreciation		(369,320)	(401,752)
Property and equipment, net		$2,605,602	2,678,725

(1) Amortization of landfill costs is recorded over the life of the landfill on a units-of-consumption basis.

(2) Construction-in-progress includes $319 million for the construction of the wastewater treatment facility, which is currently undergoing testing and commissioning.

(f) Asset Retirement Obligations

In December 2017, we completed the construction of a landfill site to be used for the disposal of waste from our wastewater treatment facility. The landfill began accepting waste in January 2018. Our asset retirement obligations relate to our obligation to close, maintain, and monitor landfill cells and support facilities. After an entire landfill has reached capacity and is certified closed, we must continue to maintain and monitor the landfill for a post-closure period, which generally extends 30 years. We record the fair value of our landfill retirement obligations as a liability in the period in which the regulatory obligation to retire a specific asset is triggered. For our individual landfill cells, the required closure and post-closure obligations under the terms of our permits and our intended operation of the landfill cell are triggered and recorded when the cell is placed into service and waste is initially disposed in the landfill cell. The fair value is based on the total estimated costs to close the landfill cell and perform post-closure activities once the landfill cell has reached capacity and is no longer accepting waste. Retirement obligations are increased each year to reflect the passage of time by accreting the balance at the weighted average credit-adjusted risk-free rate that is used to calculate the recorded liability, with accretion charged to direct costs. Actual cash expenditures to perform closure and post-closure activities reduce the retirement obligation liabilities as incurred. After initial measurement, asset retirement obligations are adjusted at the end of each period to reflect changes, if any, in the estimated future cash flows underlying the obligation. Landfill retirement assets are capitalized as the related retirement obligations are incurred, and are amortized on a units-of-consumption basis as the disposal capacity is consumed.

We are under no legal obligations, neither contractually nor under the doctrine of promissory estoppel, to restore or dismantle our gathering pipelines, compressor stations, water delivery pipelines and facilities and water treatment facility upon abandonment. Our gathering pipelines, compressor stations, fresh water delivery pipelines and facilities and water treatment facility have an indeterminate life, if properly maintained. Accordingly, we are not able to make a reasonable estimate of when future dismantlement and removal dates of our pipelines, compressor stations and facilities will occur. It has been determined by our operational management team that abandoning all other ancillary equipment, outside of the assets stated above, would require minimal costs

(g) Equity‑Based Compensation

Our condensed consolidated financial statements reflect various equity-based compensation awards granted by Antero Resources, as well as compensation expense associated with our own plan. These awards include profits interests awards, restricted stock, stock options, restricted units, and phantom units. In each period, we recognize expense in an amount allocated

ANTERO MIDSTREAM PARTNERS LP

Notes to Condensed Consolidated Financial Statements

December 31, 2017 and March 31, 2018

from Antero Resources, with the offset included in partners’ capital. See Note 3—Transactions with Affiliates for additional information regarding Antero Resources’ allocation of expenses to us.

Under the Antero Midstream Partners LP Long-Term Incentive Plan (“Midstream LTIP”), certain non-employee directors of our general partner and certain officers, employees and consultants of our general partner and its affiliates are eligible to receive awards representing equity interests in the Partnership. An aggregate of 10,000,000 common units may be delivered pursuant to awards under the Midstream LTIP, subject to customary adjustments. For accounting purposes, these units are treated as if they are distributed from us to Antero Resources. Antero Resources recognizes compensation expense for the units awarded to its employees and a portion of that expense is allocated to us. See Note 8—Equity-Based Compensation.

(h)Income Taxes

Our condensed consolidated financial statements do not include a provision for income taxes as we are treated as a partnership for federal and state income tax purposes, with each partner being separately taxed on its distributive share of our items of income, gain, loss, or deduction.

(i)Fair Value Measures

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

(j) Investments in Unconsolidated Affiliates

The Partnership uses the equity method to account for its investments in companies if the investment provides the Partnership with the ability to exercise significant influence over, but not control, the operating and financial policies of the investee. The Partnership’s consolidated net income includes the Partnership’s proportionate share of the net income or loss of such companies. The Partnership’s judgment regarding the level of influence over each equity method investee includes considering key factors such as the Partnership’s ownership interest, representation on the board of directors and participation in policy-making decisions of the investee and material intercompany transactions. See Note 13–Equity Method Investments.

(k) Adoption of New Accounting Principle

On May 28, 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU replaces most existing revenue recognition guidance in GAAP when it became effective and was incorporated into GAAP as Accounting Standards Codification (“ASC”) Topic 606.  The new standard became effective for us on January 1, 2018. The standard permits the use of either the retrospective or cumulative effect transition

ANTERO MIDSTREAM PARTNERS LP

Notes to Condensed Consolidated Financial Statements

December 31, 2017 and March 31, 2018

method. We have elected the cumulative effect method. The adoption of ASU 2014-09 did not have a material impact on our financial results. For additional information, see Note 4—Revenue.

(l) Recently Issued Accounting Standard

On February 25, 2016, the FASB issued ASU No. 2016-02, Leases, which requires all leasing arrangements to be presented in the balance sheet as liabilities along with a corresponding asset. The ASU will replace most existing leases guidance in GAAP when it becomes effective.  The new standard becomes effective for us on January 1, 2019.  Although early application is permitted, we do not plan to early adopt the ASU.  The standard requires the use of the modified retrospective transition method.  We are evaluating the effect that ASU 2016-02 will have on our consolidated financial statements and related disclosures. We are evaluating the standard’s applicability to our various contractual arrangements with Antero Resources and have tentatively concluded that the application of the ASU to our contractual arrangements with Antero Resources could be subject to differing interpretations. The accounting treatment for these arrangements under the ASU could include (i) the recognition of our Antero contracts as leases under the ASU, (ii) characterization of our servicing revenues from gathering, compression, and water handling and treatment as revenues from leasing or financing, and (iii) derecognition of assets on our balance sheet that are used to provide services under contracts containing variable payment terms. Other interpretations and applications of the standard are also possible. We continue to monitor relevant industry guidance regarding implementation of ASU 2016-02 and will adjust our implementation of the standard as necessary.  We believe that adoption of the standard will not impact our operational strategies, growth prospects, or cash flow.

(3)Transactions with Affiliates

(a)Revenues

All revenues earned in the three months ended March 31, 2017 and 2018, except revenues earned from third parties, were earned from Antero Resources, under various agreements for gathering and compression and water handling and treatment services.

(b)Accounts receivable—Antero Resources and Accounts payable—Antero Resources

Accounts receivable—Antero Resources represents amounts due from Antero Resources, primarily related to gathering and compression services and water handling and treatment services. Accounts payable—Antero Resources represents amounts due to Antero Resources for general and administrative and other costs.

(c)Allocation of Costs

The employees supporting our operations are employees of Antero Resources. Direct operating expense includes allocated costs of $1.2 million and $1.7 million during the three months ended March 31, 2017 and 2018, respectively, related to labor charges for Antero Resources employees associated with the operation of our gathering lines, compressor stations, and water handling and treatment assets. General and administrative expense includes allocated costs of $13.0 million and $13.2 million during the three months ended March 31, 2017 and 2018, respectively. These costs relate to: (i) various business services, including payroll processing, accounts payable processing and facilities management, (ii) various corporate services, including legal, accounting, treasury, information technology and human resources and (iii) compensation, including equity-based compensation (see Note 8—Equity-Based Compensation for more information). These expenses are charged or allocated to us based on the nature of the expenses and are allocated based on a combination of our proportionate share of gross property and equipment, capital expenditures and labor costs, as applicable. We reimburse Antero Resources directly for all general and administrative costs allocated to us, with the exception of noncash equity compensation allocated to the Partnership for awards issued under the Antero Resources long-term incentive plan or the Midstream LTIP.

ANTERO MIDSTREAM PARTNERS LP

Notes to Condensed Consolidated Financial Statements

December 31, 2017 and March 31, 2018

(4) Revenue

(a)   Revenue from Contracts with Customers

All of our revenues are derived from service contracts with customers, and are recognized when we satisfy a performance obligation by delivering a service to a customer. Antero Resources is our most significant customer, and we expect to derive substantially all of our revenues from Antero Resources for the foreseeable future. The following sets forth the nature, timing of satisfaction of performance obligations, and significant payment terms of our contracts with Antero Resources.

Gathering and Compression Agreement

Antero Resources has dedicated all of its current and future acreage in West Virginia, Ohio and Pennsylvania to us for gathering and compression services except for acreage attributable to existing third-party commitments. We also have an option to gather and compress natural gas produced by Antero Resources on any acreage it acquires in the future outside of West Virginia, Ohio and Pennsylvania on the same terms and conditions. Under the gathering and compression agreement, we receive a low pressure gathering fee of $0.30 per Mcf, a high pressure gathering fee of $0.18 per Mcf, and a compression fee of $0.18 per Mcf, in each case subject to CPI-based adjustments since 2014. In addition, the agreement stipulates that we receive a reimbursement for the actual cost of electricity used at our compressor stations.

We satisfy our performance obligations and recognize revenue when low pressure volumes are delivered to a compressor station, high pressure volumes are delivered to a processing plant or transmission pipeline, and compression volumes are delivered to a high pressure line. We invoice the customer the month after each service is performed, and payment is due in the same month.

Water Handling and Treatment Agreement

In connection with Antero Resources’ contribution of Antero Water and certain wastewater treatment assets to us in September 2015 (the “Water Acquisition”), we entered into a water services agreement with Antero Resources whereby we agreed to provide certain water handling and treatment services to Antero Resources within an area of dedication in defined service areas in Ohio and West Virginia. Antero Resources agreed to pay us for all water handling and treatment services provided by us in accordance with the terms of the water services agreement. The initial term of the water services agreement is 20 years from September 23, 2015 and from year to year thereafter until terminated by either party. Under the agreement, we receive a fixed fee of $3.685 per barrel in West Virginia and $3.635 per barrel in Ohio and all other locations for fresh water deliveries by pipeline directly to the well site, as well as $3.116 per barrel for fresh water delivered by truck to high-rate transfer facilities. All of these fees have been subject to annual CPI adjustments since the inception of the agreement in 2015. Antero Resources also agreed to pay us a fixed fee of $4.00 per barrel for wastewater treatment at the advanced wastewater treatment complex, in each case subject to annual CPI-based adjustments and additional fees based on certain costs.

Under the water services agreement, we may also contract with third parties to provide Antero Resources flow back and produced water services. Antero Resources reimburses us for third party out-of-pocket costs plus a 3% markup.

We satisfy our performance obligations and recognize revenue when the fresh water volumes have been delivered to the hydration unit of a specified well pad and the wastewater volumes have been delivered to our wastewater treatment facility. For services contracted through third party providers, our performance obligation is satisfied when the service to be performed by the third party provider has been completed. We invoice the customer the month after each service is performed, and payment is due in the same month.

ANTERO MIDSTREAM PARTNERS LP

Notes to Condensed Consolidated Financial Statements

December 31, 2017 and March 31, 2018

Minimum Volume Commitments

Both the gathering and compression and water handling and treatment agreements include certain minimum volume commitment provisions, which are intended to support the stability of our cash flows. If and to the extent Antero Resources requests that we construct new high pressure lines and compressor stations, the gathering and compression agreement contains minimum volume commitments that require Antero Resources to utilize or pay for 75% and 70%, respectively, of the capacity of such new construction for 10 years. Antero Resources also committed to pay a fee on a minimum volume of fresh water deliveries in calendar years 2016 through 2019. Antero Resources is obligated to pay a minimum volume fee to us in the event the aggregate volume of fresh water delivered to Antero Resources under the water services agreement is less than 120,000 barrels per day in 2018 and 2019. We recognize revenue related to these minimum volume commitments at the time it is determined that the volumes will not be consumed by Antero Resources, and the amount of the shortfall is known.

Minimum revenue amounts under the minimum volume commitments are as follows (in thousands):

	Remainder	Year Ended December 31,
	of 2018	2019	2020	2021	2022	2023	Thereafter	Total
Minimum revenue under the Gathering and Compression Agreement	$113,585	150,758	151,171	150,758	150,758	150,758	462,378	1,330,166
Minimum revenue under the Water Handling and Treatment Agreement	124,740	165,564	—	—	—	—	—	290,304
Total	$238,325	316,322	151,171	150,758	150,758	150,758	462,378	1,620,470

(b)   Disaggregation of Revenue

In the following table, revenue is disaggregated by type of service and type of fee (in thousands). The table also identifies the reportable segment to which the disaggregated revenues relate. For more information on reportable segments, see Note 14—Reportable Segments.

	Three months ended March 31,		Segment to which
	2017	2018	revenues relate
Type of Service
Gathering—low pressure	$47,202	53,263	Gathering and Processing
Gathering—high pressure	26,900	30,524	Gathering and Processing
Compression	17,493	24,390	Gathering and Processing
Condensate gathering	64	—	Gathering and Processing
Fresh water delivery	49,703	75,793	Water Handling and Treatment
Other fluid handling	33,407	45,621	Water Handling and Treatment
	$174,769	229,591
Type of Contract
Fixed Fee	$141,362	183,970	Gathering and Processing; Water Handling and Treatment
Cost plus 3%	33,407	45,621	Water Handling and Treatment
	$174,769	229,591

ANTERO MIDSTREAM PARTNERS LP

Notes to Condensed Consolidated Financial Statements

December 31, 2017 and March 31, 2018

(c)   Transaction Price Allocated to Remaining Performance Obligations

The majority of our service contracts have a term greater than one year, and as such we have utilized the practical expedient in ASC 606, which states that a company is not required to disclose the transaction price allocated to remaining performance obligations if the variable consideration is allocated entirely to a wholly unsatisfied performance obligation. Under our service contracts, each unit of product delivered to the customer represents a separate performance obligation; therefore, future volumes are wholly unsatisfied and thus disclosure of the transaction price allocated to remaining performance obligations is not required.

The remainder of our service contracts, which relate to contracts with third parties, are short-term in nature with a contract term of one year or less. We have utilized an additional practical expedient in ASC 606 which exempts us from disclosure of the transaction price allocated to remaining performance obligations if the performance obligation is part of a contract that has an original expected duration of one year or less.

(d)   Contract Balances

Under our service contracts, we invoice customers after our performance obligations have been satisfied, at which point payment is unconditional. Accordingly, our service contracts do not give rise to contract assets or liabilities under ASC 606. At December 31, 2017 and March 31, 2018, our receivables from contracts with customers were $110 million and $111 million, respectively.

(5)Long-Term Debt

Long-term debt was as follows at December 31, 2017 and March 31, 2018 (in thousands):

	December 31, 2017	March 31, 2018
Credit Facility (a)	$555,000	660,000
5.375% senior notes due 2024 (b)	650,000	650,000
Net unamortized debt issuance costs	(9,000)	(8,720)
	$1,196,000	1,301,280

(a) Revolving Credit Facility

On October 26, 2017, we entered into an amended and restated senior revolving credit facility (our “Credit Facility” or “revolving credit facility”). The Credit Facility provides for fall away covenants and lower interest rates that are triggered if and when elect to enter into an Investment Grade Period, as described below.

Lender commitments under the Credit Facility are $1.5 billion and the maturity date of the Credit Facility is October 26, 2022. Under the Credit Facility, “Investment Grade Period” is a period that, as long as no event of default has occurred and the Partnership is in pro forma compliance with the financial covenants under the Credit Facility, commences when the Partnership elects to give notice to the Administrative Agent that the Partnership has received at least one of either (i) a BBB- or better rating from Standard and Poor’s or (ii) a Baa3 or better from Moody’s (provided that the non-investment grade rating from the other rating agency is at least either Ba1 if Moody’s or BB+ if Standard and Poor’s (an “Investment Grade Rating”)). An Investment Grade Period can end at the Partnership’s election.

During a period that is not an Investment Grade Period, the Credit Facility is ratably secured by mortgages on substantially all of our properties, including the properties of our subsidiaries, and guarantees from our subsidiaries. During an Investment Grade Period, the liens securing the obligations thereunder shall be automatically released (subject to the provisions of the Credit Facility).

The revolving credit facility contains certain covenants including restrictions on indebtedness, and requirements with respect to leverage and interest coverage ratios; provided, however, that during an Investment Grade Period, such covenants become less restrictive on the Partnership. The revolving credit facility permits distributions to the holders of our equity interests in accordance with the cash distribution policy adopted by the board of directors of our general partner in connection

ANTERO MIDSTREAM PARTNERS LP

Notes to Condensed Consolidated Financial Statements

December 31, 2017 and March 31, 2018

with the Partnership’s initial public offering, provided that no event of default exists or would be caused thereby, and only to the extent permitted by our organizational documents. The Partnership was in compliance with all of the financial covenants under the Credit Facility as of December 31, 2017 and March 31, 2018.

Principal amounts borrowed are payable on the maturity date with such borrowings bearing interest that is payable quarterly or, in the case of Eurodollar Rate Loans, at the end of the applicable interest period if shorter than six months. Interest is payable at a variable rate based on LIBOR or the base rate, determined by election at the time of borrowing, plus an applicable margin rate.  Interest at the time of borrowing is determined with reference to (i) during any period that is not an Investment Grade Period, the Partnership’s then-current leverage ratio and (ii) during an Investment Grade Period, with reference to the rating given to the Partnership by Moody’s or Standard and Poor’s.  During any period that is not an Investment Grade Period, the applicable margin rates range from 25 basis points to 225 basis points. During an Investment Grade Period, the applicable margin rates range from 12.5 basis points to 200 basis points.  Commitment fees on the unused portion of the revolving credit facility are due quarterly at rates ranging from 0.25% to 0.375% based on the leverage ratio, during a period that is not an Investment Grade Period, and 0.175% to 0.375% based on the Partnership’s rating during an Investment Grade Period.

At December 31, 2017 and March 31, 2018, we had borrowings under the Credit Facility of $555 million and $660 million, respectively, with a weighted average interest rate of 2.81% and 2.95%, respectively.  No letters of credit were outstanding at December 31, 2017 or March 31, 2018 under the Credit Facility.

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

(6)  Accrued Liabilities

Accrued liabilities as of December 31, 2017 and March 31, 2018 consisted of the following items (in thousands):

	December 31,	March 31,
	2017	2018
Capital expenditures	$63,286	34,538
Operating expenses	29,905	31,337
Interest expense	10,508	1,864
Other	2,307	2,630
	$106,006	70,369

ANTERO MIDSTREAM PARTNERS LP

Notes to Condensed Consolidated Financial Statements

December 31, 2017 and March 31, 2018

(7) Asset Retirement Obligations

The following is a reconciliation of our asset retirement obligations for the period shown below (in thousands):

Asset retirement obligations - December 31, 2017	$—
Obligations incurred	3,046
Accretion expense	34
Asset retirement obligations - March 31, 2018	$3,080

(8)Equity-Based Compensation

Our general and administrative expenses include equity-based compensation costs allocated to us by Antero Resources for grants made pursuant to Antero Resources’ long‑term incentive plan and the Midstream LTIP. Equity‑based compensation expense allocated to us was $6.3 million and $6.2 million for the three months ended March 31, 2017 and 2018, respectively. These expenses were allocated to us based on our proportionate share of Antero Resources’ labor costs. Antero Resources has unamortized expense totaling approximately $88.1 million as of March 31, 2018 related to its various equity-based compensation plans, which includes the Midstream LTIP. A portion of this will be allocated to us as it is amortized over the remaining service period of the related awards. The Partnership does not reimburse Antero Resources for noncash equity compensation allocated to it for awards issued under the Antero Resources long-term incentive plan or the Midstream LTIP.

Midstream LTIP

Our general partner manages our operations and activities, and Antero Resources employs the personnel who provide support to our operations. Our general partner has adopted the Midstream LTIP, pursuant to which non‑employee directors of our general partner and certain officers, employees and consultants of our general partner and its affiliates are eligible to receive awards representing limited partner interests in the Partnership. An aggregate of 10,000,000 common units may be delivered pursuant to awards under the Midstream LTIP, subject to customary adjustments. A total of 7,876,693 common units are available for future grant under the Midstream LTIP as of March 31, 2018. Restricted units and phantom units granted under the Midstream LTIP vest subject to the satisfaction of service requirements, upon the completion of which common units in the Partnership are delivered to the holder of the restricted units or phantom units. Phantom units also contain distribution equivalent rights which entitle the holder of vested common units to receive a “catch up” payment equal to common unit distributions paid during the vesting period of the phantom unit award. Compensation related to each restricted unit and phantom unit award is recognized on a straight-line basis over the requisite service period of the entire award. The grant date fair values of these awards are determined based on the closing price of the Partnership’s common units on the date of grant. These units are accounted for as if they are distributed by the Partnership to Antero Resources. Antero Resources recognizes compensation expense for the units awarded and a portion of that expense is allocated to the Partnership. Antero Resources allocates equity-based compensation expense to the Partnership based on our proportionate share of Antero Resources’ labor costs. The Partnership’s portion of the equity-based compensation expense is included in general and administrative expenses, and recorded as a credit to the applicable classes of partners’ capital.

ANTERO MIDSTREAM PARTNERS LP

Notes to Condensed Consolidated Financial Statements

December 31, 2017 and March 31, 2018

A summary of restricted unit and phantom unit awards activity during the three months ended March 31, 2018 is as follows:

		Weighted average	Aggregate
	Number of units	grant date fair value	intrinsic value (in thousands)
Total awarded and unvested—December 31, 2017	1,042,963	$28.69	$30,288
Granted	9,449	$31.75
Vested	(1,491)	$33.52
Forfeited	(24,990)	$28.96
Total awarded and unvested—March 31, 2018	1,025,931	$28.71	$26,561

Intrinsic values are based on the closing price of the Partnership’s common units on the referenced dates. Midstream LTIP unamortized expense of $20.4 million at March 31, 2018, is expected to be recognized over a weighted average period of approximately 1.9 years and our proportionate share will be allocated to us as it is recognized.

(9)Partnership Equity and Distributions

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

Cash Distributions

The board of directors of our general partner has declared a cash distribution of $0.39 per unit for the quarter ended March 31, 2018. The distribution will be payable on May 18, 2018 to unitholders of record as of May 3, 2018.

ANTERO MIDSTREAM PARTNERS LP

Notes to Condensed Consolidated Financial Statements

December 31, 2017 and March 31, 2018

The following table details the amount of quarterly distributions the Partnership paid for each of its partnership interests, with respect to the quarter indicated (in thousands, except per unit data):

			Distributions
			Limited Partners
Quarter and Year	Record Date	Distribution Date	Common unitholders	Holder of IDRs	Total	Distributions per limited partner unit
Q4 2016	February 1, 2017	February 8, 2017	$50,090	7,543	57,633	$0.2800
*	April 21, 2017	April 30, 2017	75	—	75	*
Q1 2017	May 3, 2017	May 10, 2017	55,753	11,553	67,306	0.3000
Q2 2017	August 3, 2017	August 16, 2017	59,695	15,328	75,023	0.3200
Q3 2017	November 1, 2017	November 16, 2017	63,454	19,067	82,521	0.3400
*	November 12, 2017	November 17, 2017	1,392	—	1,392	*
	Total 2017		$230,459	53,491	283,950

Q4 2017	February 1, 2018	February 13, 2018	$68,231	23,772	92,003	$0.3650
	Total 2018		$68,231	23,772	92,003

* Distribution equivalent rights on limited partner interests that vested under the Midstream LTIP.

(10)Net Income Per Limited Partner Unit

The Partnership’s net income is attributed to the general partner and limited partners, in accordance with their respective ownership percentages, and when applicable, giving effect to incentive distributions paid to the holder of the incentive distribution rights. Basic and diluted net income per limited partner unit is calculated by dividing limited partners’ interest in net income, less incentive distributions, by the weighted average number of outstanding limited partner units during the period.

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

Basic earnings per unit is computed by dividing net earnings attributable to unitholders by the weighted average number of units outstanding during each period. Diluted net income per limited partner unit reflects the potential dilution that could occur if agreements to issue common units, such as awards under long-term incentive plans, were exercised, settled or converted into common units. When it is determined that potential common units resulting from an award should be included in the diluted net income per limited partner unit calculation, the impact is reflected by applying the treasury stock method. Earnings per common unit assuming dilution for the three months ended March 31, 2018 was calculated based on the diluted weighted average number of units outstanding of 187,172,540, including 238,799 dilutive units attributable to non-vested restricted unit and phantom unit awards. For the three months ended March 31, 2018 there were no non-vested phantom unit and restricted unit awards that were anti-dilutive and therefore excluded from the calculation of diluted earnings per unit.

ANTERO MIDSTREAM PARTNERS LP

Notes to Condensed Consolidated Financial Statements

December 31, 2017 and March 31, 2018

The Partnership’s calculation of net income per limited partner unit for the periods indicated is as follows (in thousands, except per unit data):

	Three Months Ended March 31,
	2017	2018

Net income	$75,091	108,105
Less:
Net income attributable to incentive distribution rights	(11,553)	(28,453)
Limited partner interest in net income	$63,538	79,652

Net income per limited partner unit - basic and diluted	$0.35	0.43

Weighted average limited partner units outstanding - basic	183,033	186,934

Weighted average limited partner units outstanding - diluted	183,447	187,173

(11) Sale of Common Units Under Equity Distribution Agreement

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

The Partnership did not issue or sell any common units under the Distribution Agreement during the three months ended March 31, 2018. As of March 31, 2018, additional common units under the Distribution Agreement up to an aggregate sales price of $157.3 million were available for issuance.

(12) Fair Value Measurement

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

The following table provides a reconciliation of changes in Level 3 financial liabilities measured at fair value on a recurring basis for the period shown below (in thousands):

Contingent acquisition consideration - December 31, 2017	$208,014
Accretion and change in fair value	3,874
Contingent acquisition consideration - March 31, 2018	$211,888

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

ANTERO MIDSTREAM PARTNERS LP

Notes to Condensed Consolidated Financial Statements

December 31, 2017 and March 31, 2018

assumptions, if applicable, until such consideration is satisfied through payment upon achievement of the specified objectives or it is eliminated upon failure to achieve the specified objectives.

As of March 31, 2018, we expect to pay the entire amount of the contingent consideration amounts in 2019 and 2020. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy. The fair value of the contingent consideration liability associated with future milestone payments was based on the risk adjusted present value of the contingent consideration payout.

The carrying values of accounts receivable and accounts payable at December 31, 2017 and March 31, 2018 approximated fair value because of their short-term nature. The carrying value of the amounts under the revolving credit facility at December 31, 2017 and March 31, 2018 approximated fair value because the variable interest rates are reflective of current market conditions.

Based on Level 2 market data inputs, the fair value of the Partnership’s 2024 Notes was approximately $651.6 million at March 31, 2018.

(13) Equity Method Investments

In the second quarter of 2016, we exercised our option to purchase a 15% equity interest in Stonewall, which operates the 67-mile Stonewall pipeline on which Antero Resources is an anchor shipper.

On February 6, 2017, we formed the Joint Venture to develop processing and fractionation assets in Appalachia with MarkWest, a wholly owned subsidiary of MPLX, LP. We and MarkWest each own a 50% equity interest in the Joint Venture and MarkWest operates the Joint Venture assets. The Joint Venture assets consist of processing plants in West Virginia, and a one-third interest in a MarkWest fractionator in Ohio.

Our net income includes our proportionate share of the net income of the Joint Venture and Stonewall. When we record our proportionate share of net income, it increases equity income in the condensed consolidated statements of operations and comprehensive income and the carrying value of that investment on its balance sheet. When distributions on our proportionate share of net income are received, they are recorded as reductions to the carrying value of the investment on the balance sheet and are classified as cash inflows from operating activities in accordance with the nature of the distribution approach under ASU No. 2016-15. We use the equity method of accounting to account for our investments in Stonewall and the Joint Venture because we exercise significant influence, but not control, over the entities. Our judgment regarding the level of influence over our equity investments includes considering key factors such as our ownership interest, representation on the board of directors and participation in policy-making decisions of Stonewall and the Joint Venture.

The following table is a reconciliation of our investments in these unconsolidated affiliates (in thousands):

		MarkWest	Total Investment in
	Stonewall	Joint Venture	Unconsolidated Affiliates
Balance at December 31, 2017	$67,128	236,174	303,302
Additional investments	—	17,389	17,389
Equity in net income of unconsolidated affiliates	2,738	5,124	7,862
Distributions from unconsolidated affiliates	(870)	(6,215)	(7,085)
Balance at March 31, 2018	$68,996	252,472	321,468

ANTERO MIDSTREAM PARTNERS LP

Notes to Condensed Consolidated Financial Statements

December 31, 2017 and March 31, 2018

(14)    Reporting Segments

The Partnership’s operations are located in the United States and are organized into two reporting segments: (1) gathering and processing and (2) water handling and treatment.

Gathering and Processing

The gathering and processing segment includes a network of gathering pipelines and compressor stations, that collect and process production from Antero Resources’ wells in West Virginia and Ohio. The gathering and processing segment also includes equity in earnings from processing and fractionation plants through our equity in the Joint Venture with MarkWest.

Water Handling and Treatment

The Partnership’s water handling and treatment segment includes two independent systems that deliver fresh water from sources including the Ohio River, local reservoirs as well as several regional waterways. The water handling and treatment segment also includes a wastewater treatment facility that is currently undergoing testing and commissioning, as well as other fluid handling services which includes high rate transfer, wastewater transportation, disposal and treatment. See Note 2—Summary of Significant Accounting Polices, Property and Equipment.

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

ANTERO MIDSTREAM PARTNERS LP

Notes to Condensed Consolidated Financial Statements

December 31, 2017 and March 31, 2018

Summarized financial information concerning the Partnership’s segments for the periods indicated is shown in the following table (in thousands):

		Water
	Gathering and	Handling and	Consolidated
	Processing	Treatment	Total
Three months ended March 31, 2017
Revenues:
Revenue - Antero Resources	$91,524	83,110	174,634
Revenue - third-party	135	—	135
Total revenues	91,659	83,110	174,769

Operating expenses:
Direct operating	8,114	39,440	47,554
General and administrative (before equity-based compensation)	5,549	2,622	8,171
Equity-based compensation	4,589	1,697	6,286
Depreciation	19,700	7,836	27,536
Accretion of contingent acquisition consideration	—	3,526	3,526
Total expenses	37,952	55,121	93,073
Operating income	$53,707	27,989	81,696

Equity in earnings of unconsolidated affiliates	$2,231	—	2,231
Total assets	$1,925,752	645,941	2,571,693
Additions to property and equipment	$66,559	36,954	103,513

Three months ended March 31, 2018
Revenues:
Revenue - Antero Resources	$108,177	120,889	229,066
Revenue - third-party	—	525	525
Total revenues	108,177	121,414	229,591

Operating expenses:
Direct operating	11,382	55,874	67,256
General and administrative (before equity-based compensation)	5,704	2,540	8,244
Equity-based compensation	4,658	1,553	6,211
Depreciation	23,414	9,018	32,432
Accretion of contingent acquisition consideration	—	3,874	3,874
Accretion of asset retirement obligations	—	34	34
Total expenses	45,158	72,893	118,051
Operating income	$63,019	48,521	111,540

Equity in earnings of unconsolidated affiliates	$7,862	—	7,862
Total assets	$2,202,193	933,909	3,136,102
Additions to property and equipment	$93,774	34,197	127,971

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this report. The information provided below supplements, but does not form part of, our condensed consolidated financial statements. This discussion contains forward‑looking statements that are based on the views and beliefs of our management, as well as assumptions and estimates made by our management. Actual results could differ materially from such forward‑looking statements as a result of various risk factors, including those that may not be in the control of management. For further information on items that could impact our future operating performance or financial condition, please see “Item 1A. Risk Factors.” and the section entitled “Cautionary Statement Regarding Forward‑Looking Statements.” We do not undertake any obligation to publicly update any forward-looking statements except as otherwise required by applicable law. For more information please refer to the Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on February 13, 2018.

In this section, references to “the Partnership,” “we,” “us,” and “our” refer to Antero Midstream Partners LP and its subsidiaries, unless otherwise indicated or the context otherwise requires.

Overview

We are a growth-oriented master limited partnership formed by Antero Resources to own, operate and develop midstream energy assets to service Antero Resources’ increasing production. Our assets consist of gathering pipelines, compressor stations, and interests in processing and fractionation plants that collect and process production from Antero Resources’ wells in the Marcellus and Utica Shales in West Virginia and Ohio. Our assets also include two independent fresh water delivery systems that deliver fresh water from the Ohio River and several regional waterways, and we also provide other fluid handling services for well completion and production operations in Antero Resources’ operating areas. These fresh water delivery systems consist of permanent buried pipelines, surface pipelines and fresh water storage facilitates, as well as pumping stations and impoundments to transport the fresh water throughout the pipelines. The other fluid handling services consist of wastewater transportation, disposal, and treatment, including through a water treatment facility which is currently undergoing testing and commissioning. We believe that our strategically located assets and our relationship with Antero Resources has allowed us to become a leading midstream energy company serving the Marcellus and Utica shale plays.

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

First Quarter 2018 Developments and Highlights

Financial Results

For the three months ended March 31, 2018, we generated cash flows from operations of $134 million, net income of $108 million, and Adjusted EBITDA of $161 million. This compares to cash flows from operations of $100 million, net income of $75 million, and Adjusted EBITDA of $119 million for the three months ended March 31, 2017.  See “—Non-GAAP Financial Measures” for a definition of Adjusted EBITDA (a non-GAAP measure) and a reconciliation of Adjusted EBITDA to net income for the three months ended March 31, 2017 and 2018

Cash Distributions

The board of directors of our general partner has declared a cash distribution of $0.39 per unit for the quarter ended March 31, 2018. The distribution will be payable on May 18, 2018 to unitholders of record as of May 3, 2018.

2017 Capital Budget and Capital Spending

Our 2018 capital budget is approximately $650 million, which includes $585 million of expansion capital and $65 million of maintenance capital. The capital budget includes $385 million of capital for gathering and compression infrastructure, approximately 90% of which will be invested in the Marcellus Shale and the remaining 10% will be invested in the Utica Shale. The gathering and compression budget is expected to fund construction of over 51 miles of gathering pipelines in the Marcellus and Utica Shales combined. We also expect to invest $35 million for water infrastructure capital to construct 25 miles of additional buried fresh water pipelines and surface pipelines to support Antero Resources’ completion activities. Approximately 85% of the water infrastructure budget will be allocated to the Marcellus Shale and the remaining 15% will be allocated to the Utica Shale. Our 2018 budget also includes $15 million of capital for the final completion of our advanced wastewater treatment facility, which is currently undergoing testing and commissioning, and $215 million for our investment in the joint venture to develop processing and fractionation assets (the “Joint Venture”) with MarkWest Energy Partners, L.P. (“MarkWest”).

For the three months ended March 31, 2018, our capital expenditures were approximately $145 million, including $111 million of expansion capital, $17 million of maintenance capital, and $17 million of capital investment in the Joint Venture.

Credit Facility

As of March 31, 2018, lender commitments under our revolving credit facility were $1.5 billion, with a letter of credit sublimit of $150 million. At March 31, 2018, we had borrowings of $660 million and no letters of credit outstanding under the revolving credit facility. See “—Debt Agreements—Revolving Credit Facility” for a description of our revolving credit facility.

Special Committee Formation

On February 26, 2018, we announced that the board of directors of our general partner formed a special committee comprised solely of independent directors in conjunction with the formation of special committees at both Antero Resources and at Antero Midstream GP LP, the sole member of our general partner.  Antero Resources’ ongoing efforts to explore, review and evaluate potential measures related to its valuation may include transactions involving us, and the special committee was established to consider any such transactions. The special committee has hired legal advisors and financial advisors to assist in its evaluation of potential measures that could involve us. However, as of the date of filing this Quarterly Report on Form 10-Q, no decision on any particular strategic alternative or transaction has been reached, and there is no assurance that any future agreement will be reached, or that any future strategic alternative transaction or transactions will occur.

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

Results of Operations

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2018

We have two operating segments: (1) gathering and processing and (2) water handling and treatment. The operating results and assets of our reportable segments were as follows for the three months ended March 31, 2017 and 2018 (in thousands):

		Water
	Gathering and	Handling and	Consolidated
	Processing	Treatment	Total
Three months ended March 31, 2017
Revenues:
Revenue - Antero Resources	$91,524	83,110	174,634
Revenue - third-party	135	—	135
Total revenues	91,659	83,110	174,769

Operating expenses:
Direct operating	8,114	39,440	47,554
General and administrative (before equity-based compensation)	5,549	2,622	8,171
Equity-based compensation	4,589	1,697	6,286
Depreciation	19,700	7,836	27,536
Accretion of contingent acquisition consideration	—	3,526	3,526
Total expenses	37,952	55,121	93,073
Operating income	$53,707	27,989	81,696

Segment and consolidated Adjusted EBITDA(1)	$77,996	41,048	119,044

Three months ended March 31, 2018
Revenues:
Revenue - Antero Resources	$108,177	120,889	229,066
Revenue - third-party	—	525	525
Total revenues	108,177	121,414	229,591

Operating expenses:
Direct operating	11,382	55,874	67,256
General and administrative (before equity-based compensation)	5,704	2,540	8,244
Equity-based compensation	4,658	1,553	6,211
Depreciation	23,414	9,018	32,432
Accretion of contingent acquisition consideration	—	3,874	3,874
Accretion of asset retirement obligations	—	34	34
Total expenses	45,158	72,893	118,051
Operating income	$63,019	48,521	111,540

Segment and consolidated Adjusted EBITDA(1)	$98,176	63,000	161,176

(1)

For a discussion of the non‑GAAP financial measure Adjusted EBITDA, including a reconciliation of Adjusted EBITDA to its most directly comparable financial measures calculated and presented in accordance with GAAP, please see “— Non‑GAAP Financial Measures” below.

The following table sets forth selected operating data for the three months ended March 31, 2017 compared to the three months ended March 31, 2018 (in thousands, except average realized fees):

			Amount of
	Three Months Ended March 31,		Increase	Percentage
	2017	2018	(Decrease)	Change
Revenue:
Revenue - Antero Resources	$174,634	229,066	54,432	31%
Revenue - third-party	135	525	390	289%
Total revenue	174,769	229,591	54,822	31%
Operating expenses:
Direct operating	47,554	67,256	19,702	41%
General and administrative (before equity-based compensation)	8,171	8,244	73	1%
Equity-based compensation	6,286	6,211	(75)	(1)%
Depreciation	27,536	32,432	4,896	18%
Accretion of contingent acquisition consideration	3,526	3,874	348	10%
Accretion of asset retirement obligations	—	34	34	*
Total operating expenses	93,073	118,051	24,978	27%
Operating income	81,696	111,540	29,844	37%
Interest expense	(8,836)	(11,297)	(2,461)	28%
Equity in earnings of unconsolidated affiliates	2,231	7,862	5,631	252%
Net income	$75,091	108,105	33,014	44%
Adjusted EBITDA(1)	$119,044	161,176	42,132	35%
Operating Data:
Gathering—low pressure (MMcf)	149,268	165,192	15,924	11%
Gathering—high pressure (MMcf)	142,313	158,862	16,549	12%
Compression (MMcf)	92,521	127,195	34,674	37%
Condensate gathering (MBbl)	15	—	(15)	*
Fresh water delivery (MBbl)	13,363	19,915	6,552	49%
Other fluid handling (MBbl)	3,199	3,979	780	24%
Wells serviced by fresh water delivery	34	46	12	35%
Gathering—low pressure (MMcf/d)	1,659	1,835	176	11%
Gathering—high pressure (MMcf/d)	1,581	1,765	184	12%
Compression (MMcf/d)	1,028	1,413	385	37%
Fresh water delivery (MBbl/d)	148	221	73	49%
Other fluid handling (MBbl/d)	36	44	8	24%
Average realized fees:
Average gathering—low pressure fee ($/Mcf)	$0.32	0.32	—	*
Average gathering—high pressure fee ($/Mcf)	$0.19	0.19	—	*
Average compression fee ($/Mcf)	$0.19	0.19	—	*
Average gathering—condensate fee ($/Bbl)	$4.20	—	*	*
Average fresh water delivery fee ($/Bbl)	$3.71	3.78	0.07	2%
Joint Venture Operating Data:
Processing - Joint Venture (MMcf)	4,649	46,726	42,077	905%
Fractionation - Joint Venture (MBbl)	65	555	490	754%
Processing - Joint Venture (MMcf/d)	52	519	467	905%
Fractionation - Joint Venture (MBbl/d)	1	6	5	754%

*Not meaningful or applicable.

(1)

For a discussion of the non‑GAAP financial measure Adjusted EBITDA, including a reconciliation of Adjusted EBITDA to its most directly comparable financial measure calculated and presented in accordance with GAAP, please see “—Non‑GAAP Financial Measures” below.

Sources of Water Handling and Treatment Revenue. Water handling and treatment revenues are generated from fresh water delivery and other fluid handling services.  Fresh water delivery is billed at a fixed fee per barrel.  Other fluid handling services include the disposal and treatment of wastewater and high rate transfer of fresh water and services provided by third parties are billed at our cost plus 3%.

Revenue - Antero Resources.  Revenues from Antero Resources increased by 31%, from $175 million for the three months ended March 31, 2017 to $229 million for the three months ended March 31, 2018. Gathering and compression revenues increased by 18%, from $92 million for the three months ended March 31, 2017 to $108 million for the three months ended March 31, 2018. Water handling and treatment revenues increased by 45%, from $83 million for the three months ended March 31, 2017 to $121 million for the three months ended March 31, 2018. These fluctuations primarily resulted from the following:

•

compression revenue increased $7 million period over period due to an increase of throughput volumes of 35 Bcf, or 385 MMcf/d, primarily due to the addition of five new compressor stations that were placed in service since March 31, 2017, and additional wells serviced by our system;

•

low pressure gathering revenue increased $6 million period over period due to an increase of throughput volumes of 16 Bcf, or 176 MMcf/d, which was due to 115 additional wells serviced by our system since March 31, 2017;

•

high pressure gathering revenue increased $3 million period over period due to an increase of throughput volumes of 17 Bcf, or 184 MMcf/d, primarily as a result of the addition of two new high pressure gathering lines placed in service since March 31, 2017;

•

fresh water delivery revenue increased $26 million period over period due to an increase in fresh water delivery of 6,552 MBbl, or 73 MBbl/d, primarily due to an increase in the amount of water used in well completions by Antero Resources; and

•	other fluid handling services revenue increased $12 million period over period due to an increase in other fluid handling volumes of 780 MBbl, or 8 MBbl/d.

Direct operating expenses.  Total direct operating expenses increased by 41%, from $48 million for the three months ended March 31, 2017 to $67 million for the three months ended March 31, 2018. Gathering and compression direct operating expenses increased from $8 million for the three months ended March 31, 2017 to $11 million for the three months ended March 31, 2018. The increase was primarily due to an increase in the number of gathering pipelines and compressor stations. Water handling and treatment direct operating expenses increased from $40 million for the three months ended March 31, 2017 to $56 million for the three months ended March 31, 2018. The increase was primarily due to an increase in other fluid handling volumes as well as an increase in the number of wells serviced by freshwater delivery services.

General and administrative expenses.  General and administrative expenses (before equity-based compensation expense) remained relatively consistent at $8 million for the three months ended March 31, 2017 and 2018.

Equity-based compensation expenses.  Equity-based compensation expenses were $6 million for the three months ended March 31, 2017 and 2018.

Depreciation expense.  Total depreciation expense increased by 18%, from $28 million for the three months ended March 31, 2017 to $33 million for the three months ended March 31, 2018. The increase was primarily due to additional gathering, compression, and water handling and treatment assets placed into service.

Accretion of contingent acquisition consideration.  Accretion of contingent acquisition consideration remained relatively consistent at $4 million for the three months ended March 31, 2017 and 2018. In connection with Antero Resources’ contribution of Antero Water LLC and certain wastewater treatment assets to us in September 2015 (the “Water Acquisition”), we have agreed to pay Antero Resources (a) $125 million in cash if we deliver 176 million barrels or more of fresh water during the period between January 1, 2017 and December 31, 2019 and (b) an additional $125 million in cash if we deliver 219 million barrels or more of fresh water during the period between January 1, 2018 and December 31, 2020. In conjunction with the Water Acquisition on September 23, 2015, we recorded a liability for the discounted net present value of the contingent acquisition consideration and, as time passes, we recognize accretion expense to increase the discounted liability to the expected liability amounts in 2019 and 2020. As of March 31, 2018, we expect to pay the entire amount of the contingent consideration amounts in 2019 and 2020.

Accretion of asset retirement obligations. In the three months ended March 31, 2018, the treatment facility landfill began accepting waste, creating an asset retirement obligation to close and monitor the landfill in the future according to environmental standards. The accretion of this obligation began in January 2018.

Interest expense.  Interest expense increased by 28%, from $9 million, net of $3 million in capitalized interest, for the three months ended March 31, 2017 to $11 million, net of $3 million in capitalized interest, for the three months ended March 31, 2018. The increase was primarily due to an increase in interest expense incurred on increased borrowings outstanding under the revolving credit facility.

Operating income.  Total operating income increased by 37%, from $82 million for the three months ended March 31, 2017 to $112 million for the three months ended March 31, 2018. Gathering and compression operating income increased by 17%, from $54 million for the three months ended March 31, 2017 to $63 million for the three months ended March 31, 2018. The increase was primarily due to an increase in gathering and compression throughput volumes in 2018. Water handling and treatment operating income increased by 73%, from $28 million for the three months ended March 31, 2017 to $49 million for the three months ended March 31, 2018. The increase was primarily due to an increase in other fluid handling volumes as well as an increase in the number of wells serviced by freshwater delivery services.

Equity in earnings of unconsolidated affiliates.  Equity in earnings in unconsolidated affiliates increased by 252%, from $2 million for the three months ended March 31, 2017 to $8 million for the three months ended March 31, 2018. Equity in earnings of unconsolidated affiliates represents the portion of the net income from our investments in Stonewall and the Joint Venture, which is allocated to us based on our equity interests.  The increase was primarily attributable to the commencement of operations of the Joint Venture in February 2017.

Adjusted EBITDA.  Adjusted EBITDA increased by 35%, from $119 million for the three months ended March 31, 2017 to $161 million for the three months ended March 31, 2018. The increase was primarily due to an increase in revenue resulting from an increase in gathering, compression, and water volumes. For a discussion of the non-GAAP financial measure Adjusted EBITDA, including a reconciliation of Adjusted EBITDA to its most directly comparable financial measure calculated and presented in accordance with GAAP, read “—Non-GAAP Financial Measures” below.

Capital Resources and Liquidity

Sources and Uses of Cash

Capital resources and liquidity are provided by operating cash flow, cash on our balance sheet, borrowings under our revolving credit facility and capital market transactions. We expect that the combination of these capital resources will be adequate to meet our working capital requirements, capital expenditures program and expected quarterly cash distributions for at least the next twelve months.

The board of directors of our general partner has adopted a cash distribution policy pursuant to which we intend to distribute at least the minimum quarterly distribution of $0.17 per unit ($0.68 per unit on an annualized basis) on all of our units to the extent we have sufficient cash after the establishment of cash reserves and the payment of our expenses, including payments to our general partner and its affiliates. The board of directors of our general partner has declared a cash distribution of $0.39 per unit for the quarter ended March 31, 2018. The distribution will be payable on May 18, 2018 to unitholders of record as of May 3, 2018.

We expect our future cash requirements relating to working capital, maintenance capital expenditures and quarterly cash distributions to our partners will be funded from cash flows internally generated from our operations. Our expansion capital expenditures will be funded by borrowings under our revolving credit facility or from potential capital markets transactions.

The following table summarizes our cash flows for the three months ended March 31, 2017 and 2018:

	Three Months Ended March 31,		Increase/
(in thousands)	2017	2018	Decrease
Operating activities	$99,748	134,050	34,302
Investing activities	(269,276)	(146,644)	(122,632)
Financing activities	155,486	12,945	(142,541)
Net increase (decrease) in cash and cash equivalents	$(14,042)	351

Cash Flows Provided by Operating Activities

Net cash provided by operating activities was $100 million and $134 million for the three months ended March 31, 2017 and 2018, respectively. The increase in cash flows from operations for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 was the result of increased throughput volumes and revenues as a result of new gathering, compression and water handling systems placed in service since March 31, 2017.

Cash Flows Used in Investing Activities

During the three months ended March 31, 2017 and 2018, we used cash flows in investing activities of $269 million and $147 million, respectively. The period over period decrease was primarily due to the decrease in the amount invested in the Joint Venture, which was $17 million for the three months ended March 31, 2018, compared to $160 million during the three months ended March 31, 2017. This decrease was partially offset by an increase in our capital expenditures for gathering systems and facilities and water handling and treatment systems.

The board of directors of our general partner has approved a capital budget of $650 million for 2018, which includes $585 million of expansion capital and $65 million of maintenance capital. Our capital budgets may be adjusted as business conditions warrant. The amount, timing, and allocation of capital expenditures is largely discretionary and within our control.  If natural gas, NGLs, and oil prices decline to levels below acceptable levels, or costs increase to levels above acceptable levels, Antero Resources could choose to defer a significant portion of its budgeted capital expenditures until later periods. As a result, we may also defer a significant portion of our budgeted capital expenditures to achieve the desired balance between sources and uses of liquidity and prioritize capital projects that we believe have the highest expected returns and potential to generate near-term cash flows.  We routinely monitor and adjust our capital expenditures in response to changes in Antero Resources’ development plans, changes in prices, availability of financing, acquisition costs, industry conditions, the timing of regulatory approvals, success or lack of success in Antero Resources’ drilling activities, contractual obligations, internally generated cash flows and other factors both within and outside our control.

Cash Flows Provided by Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2018 months of $13 million consisted of (i) $105 million in net borrowings under the Credit Facility, partially offset by $92 million in cash distributions to our unitholders.

Net cash provided by financing activities for the three months ended March 31, 2017 of $155 million is the result of $223 million in net proceeds from the issuance of 6,900,000 common units in February 2017, partially offset by (i) $58 million in quarterly cash distributions to our unitholders, and (ii) $10 million in net repayments under our revolving credit facility.

Debt Agreements

Revolving Credit Facility

On October 26, 2017, we entered into an amended and restated senior revolving credit facility. The Credit Facility includes fall away covenants and lower interest rates that are triggered if and when we elect to enter an Investment Grade Period, as described below.

Lender commitments under the facility are $1.5 billion and the maturity date of the facility is October 26, 2022. At March 31, 2018, we had $660 million of borrowings and no letters of credit outstanding under the Credit Facility. Borrowings under the Credit Facility are limited by certain financial ratio covenants which may increase the interest rate we owe under the Credit Facility.

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

We were in compliance with the applicable covenants and ratios as of December 31,  2017 and March 31, 2018.  The actual borrowing capacity available to us may be limited by the interest coverage ratio, consolidated total leverage ratio, and consolidated senior secured leverage ratio covenants.

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

Contractual Obligations

A summary of our contractual obligations by maturity date as of March 31, 2018 is provided in the following table.

	Remainder	Year Ended December 31,
(in millions)	of 2018	2019	2020	2021	2022	2023	Thereafter	Total
Credit Facility (1)	$—	—	—	—	660	—	—	660
5.375% senior notes due 2024—principal	—	—	—	—	—	—	650	650
5.375% senior notes due 2024—interest	18	35	35	35	35	35	35	228
Water treatment (2)	27	—	—	—	—	—	—	27
Contingent acquisition consideration (3)	—	125	125	—	—	—	—	250
Asset retirement obligations	—	—	—	1	—	—	2	3
Total(4)	$45	160	160	36	695	35	687	1,818

(1)

Includes outstanding principal amounts on the revolving credit facility at March 31, 2018.  This table does not include future commitment fees, interest expense or other fees on our revolving credit facility because they are floating rate instruments and we cannot determine with accuracy the timing of future loan advances, repayments, or future interest rates to be charged.

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

(4)	Future capital contributions to unconsolidated affiliates are excluded from the table as neither the amounts nor the timing of the obligations can be determined in advance.

Non-GAAP Financial Measures

We view Adjusted EBITDA as an important indicator of our performance. We define Adjusted EBITDA as net income before interest expense, depreciation expense, and accretion, equity-based compensation expense, excluding equity in earnings of unconsolidated affiliates, and including cash distributions from unconsolidated affiliates.

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

We define Distributable Cash Flow as Adjusted EBITDA less interest paid, income tax withholding payments and cash reserved for payments of income tax withholding upon vesting of equity-based compensation awards, cash reserved/paid for bond interest and ongoing maintenance capital expenditures paid.  We use Distributable Cash Flow as a performance metric to compare the cash generating performance of the Partnership from period to period and to compare the cash generating performance for specific periods to the cash distributions (if any) that are expected to be paid to unitholders.  Distributable Cash Flow does not reflect changes in working capital balances.

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

“Segment Adjusted EBITDA” is also used by our management team for various purposes, including as a measure of operating performance and as a basis for strategic planning and forecasting. Segment Adjusted EBITDA is a non-GAAP financial measure that we define as operating income before equity-based compensation expense, interest expense, depreciation expense, accretion, excluding equity in earnings of unconsolidated affiliates, and including cash distributions from unconsolidated affiliates. Operating income represents net income before interest expense and equity in earnings of unconsolidated affiliates, and is the most directly comparable GAAP financial measure to Segment Adjusted EBITDA because we do not account for interest expense on a segment basis. The following tables represent a reconciliation of our operating income to Segment Adjusted EBITDA for the periods presented (in thousands):

	Gathering and Processing	Water Handling and Treatment	Consolidated Total
Three months ended March 31, 2017
Operating income	$53,707	27,989	81,696
Depreciation expense	19,700	7,836	27,536
Accretion of contingent acquisition consideration	—	3,526	3,526
Equity-based compensation	4,589	1,697	6,286
Segment and consolidated Adjusted EBITDA	$77,996	41,048	119,044

Three months ended March 31, 2018
Operating income	$63,019	48,521	111,540
Depreciation expense	23,414	9,018	32,432
Accretion of contingent acquisition consideration	—	3,874	3,874
Accretion of asset retirement obligations	—	34	34
Equity-based compensation	4,658	1,553	6,211
Distributions from unconsolidated affiliates	7,085	—	7,085
Segment and consolidated Adjusted EBITDA	$98,176	63,000	161,176

The following table represents a reconciliation of our Segment and consolidated Adjusted EBITDA and Distributable Cash Flow to the most directly comparable GAAP financial measures for the periods presented (in thousands):

	Three Months Ended March 31,
(in thousands)	2017	2018
Reconciliation of Net Income to Segment and Consolidated Adjusted EBITDA and Distributable Cash Flow:
Net income	$75,091	108,105
Interest expense	8,836	11,297
Depreciation expense	27,536	32,432
Accretion of contingent acquisition consideration	3,526	3,874
Accretion of asset retirement obligations	—	34
Equity-based compensation	6,286	6,211
Equity in earnings of unconsolidated affiliates	(2,231)	(7,862)
Distributions from unconsolidated affiliates	—	7,085
Segment and consolidated Adjusted EBITDA	119,044	161,176
Interest paid	(19,668)	(22,348)
Decrease in cash reserved for bond interest (1)	8,929	8,734
Income tax withholding upon vesting of Antero Midstream Partners LP equity-based compensation awards (2)	(1,500)	(1,500)
Maintenance capital expenditures (3)	(15,903)	(16,488)
Distributable cash flow	$90,902	129,574

(1)	Cash reserved for bond interest expense on Antero Midstream’s 5.375% senior notes outstanding during the period that is paid on a semi-annual basis on March 15th and September 15th of each year.
(2)	Estimate of current period portion of expected cash payment for income tax withholding attributable to vesting of Midstream LTIP equity-based compensation awards to be paid in the fourth quarter.
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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with GAAP. The preparation of our condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Certain accounting policies involve judgments and uncertainties to such an extent that there is reasonable likelihood that materially different amounts could have been reported under different conditions, or if different assumptions had been used. We evaluate our estimates and assumptions on a regular basis. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and assumptions used in preparation of our financial statements. We provide expanded discussion of our more significant accounting policies, estimates and judgments in our 2017 Form 10-K. We believe these accounting policies reflect our more significant estimates and assumptions used in preparation of our financial statements. Also, see note 2 of the notes to our audited consolidated financial statements, included in our 2017 Form 10-K, for a discussion of additional accounting policies and estimates made by management.

New Accounting Pronouncements

On February 25, 2016, the FASB issued ASU No. 2016-02, Leases, which requires all leasing arrangements to be presented in the balance sheet as liabilities along with a corresponding asset. The ASU will replace most existing leases guidance in GAAP when it becomes effective.  The new standard becomes effective for us on January 1, 2019.  Although early application is permitted, we do not plan to early adopt the ASU.  The standard requires the use of the modified retrospective transition method.  We are evaluating the effect that ASU 2016-02 will have on our consolidated financial statements and related disclosures. We are evaluating the standard’s applicability to our various contractual arrangements with Antero Resources and have tentatively concluded that the application of the ASU to our contractual arrangements with Antero Resources could be subject to differing interpretations. The accounting treatment for these arrangements under the ASU could include (i) the recognition of our Antero contracts as leases under the ASU,

(ii) characterization of our servicing revenues from gathering, compression, and water handling and treatment as revenues from leasing or financing, and (iii) derecognition of assets on our balance sheet that are used to provide services under contracts containing variable payment terms. Other interpretations and applications of the standard are also possible. We continue to monitor relevant industry guidance regarding implementation of ASU 2016-02 and will adjust our implementation of the standard as necessary.  We believe that adoption of the standard will not impact our operational strategies, growth prospects, or cash flows.

Off-Balance Sheet Arrangements

As of March 31, 2018, we did not have any off-balance sheet arrangements.

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

Interest Rate Risk

Our primary exposure to interest rate risk results from outstanding borrowings under our Credit Facility, which has a floating interest rate. We do not currently, but may in the future, hedge the interest on portions of our borrowings under our revolving credit facility from time‑to‑time in order to manage risks associated with floating interest rates. At March 31, 2018, we had $660 million of borrowings and no letters of credit outstanding under the Credit Facility. A 1.0% increase in our Credit Facility interest rate would have resulted in an estimated $1.6 million increase in interest expense for the three months ended March 31, 2018.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a‑15(b) under the Exchange Act we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q.  Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2018 at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The adoption of ASC 606, Revenue from Contracts with Customers, required the implementation of new controls and the modification of certain accounting processes related to revenue recognition. The impact of these changes was not material to our internal control over financial reporting.

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

Item 1A. Risk Factors.

We are subject to certain risks and hazards due to the nature of the business activities we conduct. For a discussion of these risks, see “Item 1A. Risk Factors” in our 2017 Form 10-K. The risks described in our 2017 Form 10-K could materially and adversely affect our business, financial condition, cash flows, and results of operations. There have been no material changes to the risks described in our 2017 Form 10-K. We may experience additional risks and uncertainties not currently known to us; or, as a result of developments occurring in the future, conditions that we currently deem to be immaterial may also materially and adversely affect our business, financial condition, cash flows and results of operations.

Item 5. Other Information.

None.

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

3.5

Amendment No. 2 to Agreement of Limited Partnership of Antero Midstream Partners LP, dated as of December 20, 2017 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (Commission File No. 001-36719) filed on December 26, 2017).

10.1	*	First Amended and Restated Gathering and Compression Agreement , dated as of February 13, 2018, by and between Antero Resources Corporation and Antero Midstream LLC.
10.2	*	Second Amended and Restated Right of First Offer Agreement, dated as of February 13, 2018, by and between Antero Resources Corporation and Antero Midstream LLC.
31.1	*	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241).
31.2	*	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241).
32.1	*	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
32.2	*	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
101	*

The following financial information from this Form 10-Q of ANTERO MIDSTREAM PARTNERS, LP for the quarter ended March 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Partners’ Capital, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

The exhibits marked with the asterisk symbol (*) are filed or furnished with this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANTERO MIDSTREAM PARTNERS LP

By:	ANTERO MIDSTREAM PARTNERS GP LLC, its general partner

By:	/s/ Michael N. Kennedy
Michael N. Kennedy
Chief Financial Officer

Date:	April 25, 2018