Form 10-Q
period 2018-06-30
Antero Midstream Partners LP
filed 2018-08-01
CIK 1598968

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

The registrant had 187,045,499 common units outstanding as of July 27, 2018.

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

PART I—FINANCIAL INFORMATION

ANTERO MIDSTREAM PARTNERS LP

Condensed Consolidated Balance Sheets

December 31, 2017 and June 30, 2018

(Unaudited)

(In thousands)

	December 31,	June 30,
	2017	2018
Assets
Current assets:
Cash and cash equivalents	$8,363	19,525
Accounts receivable–Antero Resources	110,182	114,072
Accounts receivable–third party	1,170	12,222
Prepaid expenses	670	539
Total current assets	120,385	146,358
Property and equipment, net	2,605,602	2,770,311
Investments in unconsolidated affiliates	303,302	358,830
Other assets, net	12,920	20,730
Total assets	$3,042,209	3,296,229

Liabilities and Partners' Capital
Current liabilities:
Accounts payable–Antero Resources	$6,459	3,856
Accounts payable–third party	8,642	18,754
Accrued liabilities	106,006	89,182
Other current liabilities	209	213
Total current liabilities	121,316	112,005
Long-term liabilities:
Long-term debt	1,196,000	1,411,566
Contingent acquisition consideration	208,014	215,835
Asset retirement obligations	—	3,114
Other	410	2,576
Total liabilities	1,525,740	1,745,096

Partners' capital:
Common unitholders - public (88,059 and 88,164 units issued and outstanding at December 31, 2017 and June 30, 2018, respectively)	1,708,379	1,722,315
Common unitholder - Antero Resources (98,870 units issued and outstanding at December 31, 2017 and June 30, 2018)	(215,682)	(204,319)
General partner	23,772	33,137
Total partners' capital	1,516,469	1,551,133
Total liabilities and partners' capital	$3,042,209	3,296,229

See accompanying notes to condensed consolidated financial statements.

ANTERO MIDSTREAM PARTNERS LP

Condensed Consolidated Statements of Operations and Comprehensive Income

Three Months Ended June 30, 2017 and 2018

(Unaudited)

(In thousands, except per unit amounts)

	Three Months Ended June 30,
	2017	2018
Revenue:
Gathering and compression–Antero Resources	$98,633	118,136
Water handling and treatment–Antero Resources	95,004	132,231
Gathering and compression–third party	129	—
Water handling and treatment–third party	—	25
Gain on sale of assets–Antero Resources	—	583
Total revenue	193,766	250,975
Operating expenses:
Direct operating	52,308	75,623
General and administrative (including $6,951 and $5,867 of equity-based compensation in 2017 and 2018, respectively)	14,789	15,494
Impairment of property and equipment	—	4,614
Depreciation	30,512	36,433
Accretion of contingent acquisition consideration	3,590	3,947
Accretion of asset retirement obligations	—	34
Total operating expenses	101,199	136,145
Operating income	92,567	114,830
Interest expense, net	(9,015)	(14,628)
Equity in earnings of unconsolidated affiliates	3,623	9,264
Net income and comprehensive income	87,175	109,466
Net income attributable to incentive distribution rights	(15,328)	(33,145)
Limited partners' interest in net income	$71,847	76,321

Net income per limited partner unit - basic and diluted	$0.39	0.41

Weighted average limited partner units outstanding - basic	186,065	187,018
Weighted average limited partner units outstanding - diluted	186,533	187,318

See accompanying notes to condensed consolidated financial statements.

ANTERO MIDSTREAM PARTNERS LP

Condensed Consolidated Statements of Operations and Comprehensive Income

Six Months Ended June 30, 2017 and 2018

(Unaudited)

(In thousands, except per unit amounts)

	Six Months Ended June 30,
	2017	2018
Revenue:
Gathering and compression–Antero Resources	$190,157	226,313
Water handling and treatment–Antero Resources	178,115	253,120
Gathering and compression–third party	264	—
Water handling and treatment–third party	—	550
Gain on sale of assets–Antero Resources	—	583
Total revenue	368,536	480,566
Operating expenses:
Direct operating	99,862	142,879
General and administrative (including $13,237 and $12,078 of equity-based compensation in 2017 and 2018, respectively)	29,246	29,949
Impairment of property and equipment	—	4,614
Depreciation	58,048	68,865
Accretion of contingent acquisition consideration	7,116	7,821
Accretion of asset retirement obligations	—	68
Total operating expenses	194,272	254,196
Operating income	174,264	226,370
Interest expense, net	(17,851)	(25,925)
Equity in earnings of unconsolidated affiliates	5,854	17,126
Net income and comprehensive income	162,267	217,571
Net income attributable to incentive distribution rights	(26,881)	(61,598)
Limited partners' interest in net income	$135,386	155,973

Net income per limited partner unit - basic and diluted	$0.73	0.83

Weighted average limited partner units outstanding - basic	184,558	186,976
Weighted average limited partner units outstanding - diluted	185,002	187,242

See accompanying notes to condensed consolidated financial statements.

ANTERO MIDSTREAM PARTNERS LP

Condensed Consolidated Statements of Partners’ Capital

Six Months Ended June 30, 2018

(Unaudited)

(In thousands)

	Limited Partners
	Common Unitholders Public	Common Unitholder Antero Resources	General Partner	Total Partners' Capital
Balance at December 31, 2017	$1,708,379	(215,682)	23,772	1,516,469
Net income and comprehensive income	73,489	82,484	61,598	217,571
Distributions to unitholders	(66,790)	(74,647)	(52,233)	(193,670)
Equity-based compensation	4,495	7,583	—	12,078
Issuance of common units upon vesting of equity-based compensation awards, net of units withheld for income taxes	2,739	(4,057)	—	(1,318)
Other	3	—	—	3
Balance at June 30, 2018	$1,722,315	(204,319)	33,137	1,551,133

See accompanying notes to condensed consolidated financial statements.

ANTERO MIDSTREAM PARTNERS LP

Condensed Consolidated Statements of Cash Flows

Six Months Ended June 30, 2017 and 2018

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2017	2018
Cash flows provided by (used in) operating activities:
Net income	$162,267	217,571
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	58,048	68,865
Accretion of contingent acquisition consideration	7,116	7,821
Accretion of asset retirement obligations	—	68
Impairment of property and equipment	—	4,614
Equity-based compensation	13,237	12,078
Equity in earnings of unconsolidated affiliates	(5,854)	(17,126)
Distributions from unconsolidated affiliates	5,820	17,895
Amortization of deferred financing costs	1,267	1,385
Gain on sale of assets–Antero Resources	—	(583)
Changes in assets and liabilities:
Accounts receivable–Antero Resources	(14,923)	(2,147)
Accounts receivable–third party	3	(36)
Prepaid expenses	235	131
Accounts payable–Antero Resources	(204)	(1,912)
Accounts payable–third party	(523)	1,856
Accrued liabilities	8,449	1,951
Net cash provided by operating activities	234,938	312,431
Cash flows used in investing activities:
Additions to gathering systems and facilities	(155,365)	(206,753)
Additions to water handling and treatment systems	(95,451)	(49,054)
Investments in unconsolidated affiliates	(191,364)	(56,297)
Change in other assets	(4,804)	(9,077)
Net cash used in investing activities	(446,984)	(321,181)
Cash flows provided by (used in) financing activities:
Distributions to unitholders	(125,014)	(193,670)
Borrowings on bank credit facilities, net	95,000	215,000
Issuance of common units, net of offering costs	246,585	—
Employee tax withholding for settlement of equity compensation awards	(932)	(1,318)
Other	(102)	(100)
Net cash provided by financing activities	215,537	19,912
Net increase in cash and cash equivalents	3,491	11,162
Cash and cash equivalents, beginning of period	14,042	8,363
Cash and cash equivalents, end of period	$17,533	19,525
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$21,976	28,618
Increase (decrease) in accrued capital expenditures and accounts payable for property and equipment	$5,627	(11,209)

See accompanying notes to condensed consolidated financial statements.

ANTERO MIDSTREAM PARTNERS LP

Notes to Condensed Consolidated Financial Statements

December 31, 2017 and June 30, 2018

(1) Business and Organization

Antero Midstream Partners LP (the “Partnership”) is a growth-oriented master limited partnership formed by Antero Resources Corporation (“Antero Resources”) to own, operate and develop midstream energy infrastructure primarily to service Antero Resources’ increasing production and completion activity in the Appalachian Basin’s Marcellus Shale and Utica Shale located in West Virginia and Ohio. The Partnership’s assets consist of gathering pipelines, compressor stations, interests in processing and fractionation plants, and water handling and treatment assets, through which the Partnership and its affiliates provide midstream services to Antero Resources under long-term, fixed-fee contracts. The Partnership’s condensed consolidated financial statements as of June 30, 2018 include the accounts of the Partnership and its 100% owned operating subsidiaries: Antero Midstream LLC, Antero Water LLC (“Antero Water”), Antero Treatment LLC (“Antero Treatment”), and Antero Midstream Finance Corporation (“Finance Corp”), all of which are entities under common control.

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

These unaudited condensed consolidated financial statements of the Partnership have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, and, accordingly, do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments (consisting of normal and recurring accruals) considered necessary for a fair presentation of the Partnership’s financial position as of December 31, 2017 and June 30, 2018, and the results of our operations for three and six months ended June 30, 2017 and 2018, and its cash flows for the six months ended June 30, 2017 and 2018. The Partnership has no items of other comprehensive income; therefore, its net income is equal to its comprehensive income.

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

As of the date these condensed consolidated financial statements were filed with the SEC, we completed our evaluation of potential subsequent events for disclosure and no items requiring disclosure were identified, except the declaration of a cash distribution to unitholders, as described in Note 9—Partnership Equity and Distributions.

ANTERO MIDSTREAM PARTNERS LP

Notes to Condensed Consolidated Financial Statements

December 31, 2017 and June 30, 2018

(b)Revenue Recognition

We provide gathering and compression and water handling and treatment services under fee-based contracts primarily based on throughput or at cost plus a margin. Under these arrangements, we receive fees for gathering oil and gas products, compression services, and water handling and treatment services. The revenue we earn from these arrangements is directly related to (1) in the case of natural gas gathering and compression, the volumes of metered natural gas that we gather, compress and deliver to natural gas compression sites or other transmission delivery points, (2) in the case of oil gathering, the volumes of metered oil that we gather and deliver to other transmission delivery points, (3) in the case of fresh water services, the quantities of fresh water delivered to our customers for use in their well completion operations, (4) in the case of wastewater treatment services performed by us, the quantities of wastewater treated for our customers, or (5) in the case of flowback and produced water services provided by third parties, the third party costs we incur plus 3%. We recognize revenue when we satisfy a performance obligation by delivering a service to a customer.

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

(e)Property and Equipment

Property and equipment primarily consists of gathering pipelines, compressor stations, fresh water delivery pipelines and facilities, and our wastewater treatment facility and related landfill used for the disposal of waste therefrom, stated at historical cost less accumulated depreciation and amortization. We capitalize construction-related direct labor and material costs. We also capitalized interest on capital costs during the construction phase of the water treatment facility, which was placed in service in May 2018. We capitalized interest of $3 million and $1 million for the three months ended June 30, 2017 and 2018, respectively, and $6 million and $4 million for the six months ended June 30, 2017 and 2018, respectively. Net operating expenses incurred during commissioning were capitalized. Maintenance and repair costs are expensed as incurred.

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

ANTERO MIDSTREAM PARTNERS LP

Notes to Condensed Consolidated Financial Statements

December 31, 2017 and June 30, 2018

Our investment in property and equipment as of the dates presented was as follows (in thousands):

	Estimated	December 31,	June 30,
	useful lives	2017	2018
Land	n/a	$15,382	17,060
Fresh water surface pipelines and equipment	5 years	46,139	60,866
Above ground storage tanks	10 years	4,301	4,824
Fresh water permanent buried pipelines and equipment	20 years	472,810	505,900
Gathering systems and facilities	20 years	1,781,386	1,949,928
Wastewater treatment facility	30 years	—	302,902
Landfill	n/a(1)	—	52,560
Heavy trucks and equipment	5 years	—	4,831
Construction-in-progress(2)	n/a	654,904	309,625
Total property and equipment		2,974,922	3,208,496
Less accumulated depreciation		(369,320)	(438,185)
Property and equipment, net		$2,605,602	2,770,311

(1) Amortization of landfill costs is recorded over the life of the landfill on a units-of-consumption basis.

(2) As of December 31, 2017, construction-in-progress included $355 million for the construction of the wastewater treatment facility and landfill, which was placed in service in May 2018.

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

(g) Equity‑Based Compensation

Our condensed consolidated financial statements reflect various equity-based compensation awards granted by Antero Resources, as well as compensation expense associated with our own plan. These awards include profits interests awards, restricted stock, stock options, restricted units, and phantom units. In each period, we recognize expense in an amount allocated from Antero

ANTERO MIDSTREAM PARTNERS LP

Notes to Condensed Consolidated Financial Statements

December 31, 2017 and June 30, 2018

Resources, with the offset included in partners’ capital. See Note 3—Transactions with Affiliates for additional information regarding Antero Resources’ allocation of expenses to us.

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

(k) Adoption of New Accounting Principle

On May 28, 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU replaces most existing revenue recognition guidance in GAAP when it became effective and was incorporated into GAAP as Accounting Standards Codification (“ASC”) Topic 606.  The new standard became effective for us on January 1, 2018. The standard permits the use of either the full retrospective or modified restrospective transition method. The

ANTERO MIDSTREAM PARTNERS LP

Notes to Condensed Consolidated Financial Statements

December 31, 2017 and June 30, 2018

Partnership elected the modified retrospective transition method. The adoption of ASU 2014-09 did not have a material impact on our financial results. See Note 4—Revenue for the Partnership’s required disclosures under ASC 606.

(l) Recently Issued Accounting Standard

On February 25, 2016, the FASB issued ASU No. 2016-02, Leases, which requires all leasing arrangements to be presented in the balance sheet as liabilities along with a corresponding asset. The ASU will replace most existing leases guidance in GAAP when it becomes effective.  The new standard becomes effective for us on January 1, 2019.  Although early application is permitted, we do not plan to early adopt the ASU.  The standard requires the use of the modified retrospective transition method.  We are evaluating the effect that ASU 2016-02 will have on our consolidated financial statements and related disclosures. We are evaluating the standard’s applicability to our various contractual arrangements with Antero Resources, and we believe that the application of the ASU to our contractual arrangements with Antero Resources could be subject to differing interpretations. The accounting treatment for these arrangements under the ASU could include (i) the recognition of our Antero contracts as leases under the ASU, (ii) characterization of our servicing revenues from gathering, compression, and water handling and treatment as revenues from leasing or financing, and (iii) derecognition of assets on our balance sheet that are used to provide services under contracts containing variable payment terms. Other interpretations and applications of the standard may be possible, including no material changes to the accounting for these contractual arrangements. We continue to monitor relevant industry guidance regarding implementation of ASU 2016-02 and will adjust our implementation of the standard as necessary.  We believe that adoption of the standard will not impact our operational strategies, growth prospects, or cash flow.

(3)Transactions with Affiliates

(a)Revenues

All revenues earned in the three and six months ended June 30, 2017 and 2018, except revenues earned from third parties, were earned from Antero Resources, under various agreements for gathering and compression and water handling and treatment services.

(b)Accounts receivable—Antero Resources and Accounts payable—Antero Resources

Accounts receivable—Antero Resources represents amounts due from Antero Resources, primarily related to gathering and compression services and water handling and treatment services. Accounts payable—Antero Resources represents amounts due to Antero Resources for general and administrative and other costs.

(c)Allocation of Costs

The employees supporting our operations are employees of Antero Resources. Direct operating expense includes allocated costs of $1.2 million and $1.9 million during the three months ended June 30, 2017 and 2018, and $2.4 million and $3.6 million during the six months ended June 30, 2017 and 2018 respectively, related to labor charges for Antero Resources employees associated with the operation of our gathering lines, compressor stations, and water handling and treatment assets. General and administrative expense includes allocated costs of $13.8 million and $14.0 million during the three months ended June 30, 2017 and 2018, respectively, and $26.8 million and $27.2 million during the six months ended June 30, 2017 and 2018, respectively. These costs relate to: (i) various business services, including payroll processing, accounts payable processing and facilities management, (ii) various corporate services, including legal, accounting, treasury, information technology and human resources and (iii) compensation, including equity-based compensation (see Note 8—Equity-Based Compensation for more information). These expenses are charged or allocated to us based on the nature of the expenses and are allocated based on a combination of our proportionate share of gross property and equipment, capital expenditures and labor costs, as applicable. We reimburse Antero Resources directly for all general and administrative costs allocated to us, with the exception of noncash equity compensation allocated to the Partnership for awards issued under the Antero Resources long-term incentive plan or the Midstream LTIP.

ANTERO MIDSTREAM PARTNERS LP

Notes to Condensed Consolidated Financial Statements

December 31, 2017 and June 30, 2018

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

We satisfy our performance obligations and recognize revenue when the fresh water volumes have been delivered to the hydration unit of a specified well pad and the wastewater volumes have been delivered to our wastewater treatment facility. We invoice the customer the month after water services are performed, and payment is due in the same month. For services contracted through third party providers, our performance obligation is satisfied when the service to be performed by the third party provider has been completed. We invoice the customer after the third party provider billing is received, and payment is due in the same month.

ANTERO MIDSTREAM PARTNERS LP

Notes to Condensed Consolidated Financial Statements

December 31, 2017 and June 30, 2018

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

Minimum revenue amounts under the minimum volume commitments are as follows (in thousands):

	Remainder	Year Ended December 31,
	of 2018	2019	2020	2021	2022	2023	Thereafter	Total
Minimum revenue under the Gathering and Compression Agreement	$67,281	150,758	151,171	150,758	150,758	150,758	462,378	1,283,862
Minimum revenue under the Water Handling and Treatment Agreement	—	165,564	—	—	—	—	—	165,564
Total	$67,281	316,322	151,171	150,758	150,758	150,758	462,378	1,449,426

(b)   Disaggregation of Revenue

In the following table, revenue is disaggregated by type of service and type of fee (in thousands). The table also identifies the reportable segment to which the disaggregated revenues relate. For more information on reportable segments, see Note 14—Reportable Segments.

	Three Months Ended June 30,		Six Months Ended June 30,		Segment to which
	2017	2018	2017	2018	revenues relate
Revenue from contracts with customers
Type of service
Gathering—low pressure	$48,428	57,393	$95,630	110,655	Gathering and Processing
Gathering—high pressure	29,830	33,782	56,730	64,305	Gathering and Processing
Compression	20,504	26,961	37,997	51,353	Gathering and Processing
Condensate gathering	—	—	64	—	Gathering and Processing
Fresh water delivery	58,579	78,430	108,283	154,223	Water Handling and Treatment
Wastewater treatment	—	3,171	—	3,171	Water Handling and Treatment
Other fluid handling	36,425	50,655	69,832	96,276	Water Handling and Treatment
Total	$193,766	250,392	$368,536	479,983
Type of contract
Fixed Fee	$98,762	118,136	$190,421	226,313	Gathering and Processing;
Fixed Fee	58,579	81,601	108,283	157,394	Water Handling and Treatment
Cost plus 3%	36,425	50,655	69,832	96,276	Water Handling and Treatment
Total	$193,766	250,392	$368,536	479,983

Gain on sale of assets	—	583	—	583
Total revenue	$193,766	250,975	368,536	480,566

ANTERO MIDSTREAM PARTNERS LP

Notes to Condensed Consolidated Financial Statements

December 31, 2017 and June 30, 2018

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

(d)   Contract Balances

Under our service contracts, we invoice customers after our performance obligations have been satisfied, at which point payment is unconditional. Accordingly, our service contracts do not give rise to contract assets or liabilities under ASC 606. At December 31, 2017 and June 30, 2018, our receivables from contracts with customers were $110 million and $114 million, respectively.

(5)Long-Term Debt

Long-term debt was as follows at December 31, 2017 and June 30, 2018 (in thousands):

	December 31, 2017	June 30, 2018
Credit Facility (a)	$555,000	770,000
5.375% senior notes due 2024 (b)	650,000	650,000
Net unamortized debt issuance costs	(9,000)	(8,434)
Total long-term debt	$1,196,000	1,411,566

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

The revolving credit facility contains certain covenants including restrictions on indebtedness, and requirements with respect to leverage and interest coverage ratios; provided, however, that during an Investment Grade Period, such covenants become less restrictive on the Partnership. The revolving credit facility permits distributions to the holders of our equity interests in accordance with the cash distribution policy adopted by the board of directors of our general partner in connection with the

ANTERO MIDSTREAM PARTNERS LP

Notes to Condensed Consolidated Financial Statements

December 31, 2017 and June 30, 2018

Partnership’s initial public offering, provided that no event of default exists or would be caused thereby, and only to the extent permitted by our organizational documents. The Partnership was in compliance with all of the financial covenants under the Credit Facility as of December 31, 2017 and June 30, 2018.

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

At December 31, 2017 and June 30, 2018, we had borrowings under the Credit Facility of $555 million and $770 million, respectively, with a weighted average interest rate of 2.81% and 3.34%, respectively.  No letters of credit were outstanding at December 31, 2017 or June 30, 2018 under the Credit Facility.

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

(6)  Accrued Liabilities

Accrued liabilities as of December 31, 2017 and June 30, 2018 consisted of the following items (in thousands):

	December 31,	June 30,
	2017	2018
Capital expenditures	$63,286	44,511
Operating expenses	29,905	29,709
Interest expense	10,508	10,636
Other	2,307	4,326
Total accrued liabilities	$106,006	89,182

ANTERO MIDSTREAM PARTNERS LP

Notes to Condensed Consolidated Financial Statements

December 31, 2017 and June 30, 2018

(7) Asset Retirement Obligations

The following is a reconciliation of our asset retirement obligations for the period shown below (in thousands):

Asset retirement obligations—December 31, 2017	$—
Obligations incurred	3,046
Accretion expense	68
Asset retirement obligations—June 30, 2018	$3,114

(8)Equity-Based Compensation

Our general and administrative expenses include equity-based compensation costs allocated to us by Antero Resources for grants made pursuant to Antero Resources’ long‑term incentive plan and the Midstream LTIP. Equity‑based compensation expense allocated to us was $7.0 million and $5.9 million for the three months ended June 30, 2017 and 2018, respectively, and $13.2 million and $12.1 million for the six months ended June 30, 2017 and 2018, respectively. These expenses were allocated to us based on our proportionate share of Antero Resources’ labor costs. Antero Resources has unamortized expense totaling approximately $100 million as of June 30, 2018 related to its various equity-based compensation plans, which includes the Midstream LTIP. A portion of this will be allocated to us as it is amortized over the remaining service period of the related awards. The Partnership does not reimburse Antero Resources for noncash equity compensation allocated to it for awards issued under the Antero Resources long-term incentive plan or the Midstream LTIP.

Midstream LTIP

Our general partner manages our operations and activities, and Antero Resources employs the personnel who provide support to our operations. Our general partner has adopted the Midstream LTIP, pursuant to which non‑employee directors of our general partner and certain officers, employees and consultants of our general partner and its affiliates are eligible to receive awards representing limited partner interests in the Partnership. An aggregate of 10,000,000 common units may be delivered pursuant to awards under the Midstream LTIP, subject to customary adjustments. A total of 7,729,437 common units are available for future grant under the Midstream LTIP as of June 30, 2018. Restricted units and phantom units granted under the Midstream LTIP vest subject to the satisfaction of service requirements, upon the completion of which common units in the Partnership are delivered to the holder of the restricted units or phantom units. Phantom units also contain distribution equivalent rights which entitle the holder of vested common units to receive a “catch up” payment equal to common unit distributions paid during the vesting period of the phantom unit award. Compensation related to each restricted unit and phantom unit award is recognized on a straight-line basis over the requisite service period of the entire award. The grant date fair values of these awards are determined based on the closing price of the Partnership’s common units on the date of grant. These units are accounted for as if they are distributed by the Partnership to Antero Resources. Antero Resources recognizes compensation expense for the units awarded and a portion of that expense is allocated to the Partnership. Antero Resources allocates equity-based compensation expense to the Partnership based on our proportionate share of Antero Resources’ labor costs. The Partnership’s portion of the equity-based compensation expense is included in general and administrative expenses, and recorded as a credit to the applicable classes of partners’ capital.

A summary of restricted unit and phantom unit awards activity during the six months ended June 30, 2018 is as follows:

		Weighted average	Aggregate
	Number of units	grant date fair value	intrinsic value (in thousands)
Total awarded and unvested—December 31, 2017	1,042,963	$28.69	$29,926
Granted	233,189	$25.35
Vested	(148,554)	$27.33
Forfeited	(54,669)	$28.87
Total awarded and unvested—June 30, 2018	1,072,929	$28.15	$30,199

ANTERO MIDSTREAM PARTNERS LP

Notes to Condensed Consolidated Financial Statements

December 31, 2017 and June 30, 2018

Intrinsic values are based on the closing price of the Partnership’s common units on the referenced dates. Midstream LTIP unamortized expense of $20.8 million at June 30, 2018, is expected to be recognized over a weighted average period of approximately 2.4 years and our proportionate share will be allocated to us as it is recognized.

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

Cash Distributions

The board of directors of our general partner has declared a cash distribution of $0.415 per unit for the quarter ended June 30, 2018. The distribution will be payable on August 17, 2018 to unitholders of record as of August 2, 2018.

			Distributions
Quarter and Year	Record Date	Distribution Date	Common unitholders	Holder of IDRs	Total	Distributions per unit
Q4 2016	February 1, 2017	February 8, 2017	$50,090	7,543	57,633	$0.2800
*	April 21, 2017	April 30, 2017	75	—	75	*
Q1 2017	May 3, 2017	May 10, 2017	55,753	11,553	67,306	0.3000
Q2 2017	August 3, 2017	August 16, 2017	59,695	15,328	75,023	0.3200
Q3 2017	November 1, 2017	November 16, 2017	63,454	19,067	82,521	0.3400
*	November 12, 2017	November 17, 2017	1,392	—	1,392	*
	Total 2017		$230,459	53,491	283,950

Q4 2017	February 1, 2018	February 13, 2018	$68,231	23,772	92,003	$0.3650
*	April 15, 2018	April 20, 2018	263	—	263	*
Q1 2018	May 3, 2018	May 18, 2018	72,943	28,461	101,404	0.3900
	Total 2018		$141,437	52,233	193,670

* Distribution equivalent rights on limited partner interests that vested under the Midstream LTIP.

ANTERO MIDSTREAM PARTNERS LP

Notes to Condensed Consolidated Financial Statements

December 31, 2017 and June 30, 2018

(10)Net Income Per Limited Partner Unit

The Partnership’s net income is attributed to the general partners and limited partners, in accordance with their respective ownership percentages, and when applicable, giving effect to incentive distributions paid to the holder of the incentive distribution rights. Basic and diluted net income per limited partner unit is calculated by dividing limited partners’ interest in net income, less incentive distributions, by the weighted average number of outstanding limited partner units during the period.

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

Basic earnings per unit is computed by dividing net earnings attributable to unitholders by the weighted average number of units outstanding during each period. Diluted net income per limited partner unit reflects the potential dilution that could occur if agreements to issue common units, such as awards under long-term incentive plans, were exercised, settled or converted into common units. When it is determined that potential common units resulting from an award should be included in the diluted net income per limited partner unit calculation, the impact is reflected by applying the treasury stock method. Earnings per common unit assuming dilution for the three months ended June 30, 2018 was calculated based on the diluted weighted average number of units outstanding of 187,318,269 including 300,243 dilutive units attributable to non-vested restricted unit and phantom unit awards. Earnings per common unit assuming dilution for the six months ended June 30, 2018 was calculated based on the diluted weighted average number of units outstanding of 187,242,417, including 266,300 dilutive units attributable to non-vested restricted unit and phantom unit awards. For the three and six months ended June 30, 2018 there were no non-vested phantom unit and restricted unit awards that were anti-dilutive and therefore excluded from the calculation of diluted earnings per unit.

The Partnership’s calculation of net income per limited partner unit for the periods indicated is as follows (in thousands, except per unit data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2018	2017	2018
Net income	$87,175	109,466	$162,267	217,571
Less:
Net income attributable to incentive distribution rights	(15,328)	(33,145)	(26,881)	(61,598)
Limited partner interest in net income	$71,847	76,321	$135,386	155,973

Net income per limited partner unit - basic and diluted	$0.39	0.41	$0.73	0.83

Weighted average limited partner units outstanding - basic	186,065	187,018	184,558	186,976

Weighted average limited partner units outstanding - diluted	186,533	187,318	185,002	187,242

ANTERO MIDSTREAM PARTNERS LP

Notes to Condensed Consolidated Financial Statements

December 31, 2017 and June 30, 2018

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

The Partnership did not issue or sell any common units under the Distribution Agreement during the six months ended June 30, 2018. As of June 30, 2018, additional common units under the Distribution Agreement up to an aggregate sales price of $157.3 million were available for issuance.

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

The following table provides a reconciliation of changes in Level 3 financial liabilities measured at fair value on a recurring basis for the period shown below (in thousands):

Contingent acquisition consideration—December 31, 2017	$208,014
Accretion and change in fair value	7,821
Contingent acquisition consideration—June 30, 2018	$215,835

The Partnership accounts for contingent consideration in accordance with applicable accounting guidance pertaining to business combinations. We are contractually obligated to pay Antero Resources contingent consideration in connection with the Water Acquisition, and therefore recorded this contingent consideration liability at the time of the Water Acquisition. We update our assumptions each reporting period based on new developments and adjust such amounts to fair value based on revised assumptions, if applicable, until such consideration is satisfied through payment upon achievement of the specified objectives or it is eliminated upon failure to achieve the specified objectives.

As of June 30, 2018, we expect to pay the entire amount of the contingent consideration amounts in 2019 and 2020. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy. The fair value of the contingent consideration liability associated with future milestone payments was based on the risk adjusted present value of the contingent consideration payout.

The carrying values of accounts receivable and accounts payable at December 31, 2017 and June 30, 2018 approximated fair value because of their short-term nature. The carrying value of the amounts under the revolving credit facility at December 31, 2017 and June 30, 2018 approximated fair value because the variable interest rates are reflective of current market conditions.

Based on Level 2 market data inputs, the fair value of the Partnership’s 2024 Notes was approximately $654.9 million at June 30, 2018.

(13) Equity Method Investments

In the second quarter of 2016, the Partnership purchased a 15% equity interest in Stonewall, which operates the 67-mile Stonewall pipeline on which Antero Resources is an anchor shipper.

ANTERO MIDSTREAM PARTNERS LP

Notes to Condensed Consolidated Financial Statements

December 31, 2017 and June 30, 2018

On February 6, 2017, we formed the Joint Venture to develop processing and fractionation assets in Appalachia with MarkWest, a wholly owned subsidiary of MPLX, LP. We and MarkWest each own a 50% equity interest in the Joint Venture and MarkWest operates the Joint Venture assets, which consist of processing plants in West Virginia, and a one-third interest in a MarkWest fractionator in Ohio.

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

The following table is a reconciliation of our investments in these unconsolidated affiliates (in thousands):

		MarkWest	Total Investment in
	Stonewall	Joint Venture	Unconsolidated Affiliates
Balance at December 31, 2017	$67,128	236,174	303,302
Additional investments	—	56,297	56,297
Equity in net income of unconsolidated affiliates	5,542	11,584	17,126
Distributions from unconsolidated affiliates	(4,590)	(13,305)	(17,895)
Balance at June 30, 2018	$68,080	290,750	358,830

(14)    Reporting Segments

The Partnership’s operations are located in the United States and are organized into two reporting segments: (1) gathering and processing and (2) water handling and treatment.

Gathering and Processing

The gathering and processing segment includes a network of gathering pipelines and compressor stations, that collect and process production from Antero Resources’ wells in West Virginia and Ohio. The gathering and processing segment also includes equity in earnings from our investments in the Joint Venture with MarkWest and in Stonewall.

Water Handling and Treatment

The Partnership’s water handling and treatment segment includes two independent systems that deliver fresh water from sources including the Ohio River, local reservoirs as well as several regional waterways. The water handling and treatment segment also includes a wastewater treatment facility that was placed in service in May 2018, as well as other fluid handling services which includes high rate transfer, wastewater transportation, disposal and treatment. See Note 2—Summary of Significant Accounting Polices, Property and Equipment.

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

ANTERO MIDSTREAM PARTNERS LP

Notes to Condensed Consolidated Financial Statements

December 31, 2017 and June 30, 2018

Summarized financial information concerning the Partnership’s segments for the periods indicated is shown in the following table (in thousands):

		Water
	Gathering and	Handling and	Consolidated
	Processing	Treatment	Total
Three Months Ended June 30, 2017
Revenues:
Revenue - Antero Resources	$98,633	95,004	193,637
Revenue - third-party	129	—	129
Total revenues	98,762	95,004	193,766

Operating expenses:
Direct operating	9,922	42,386	52,308
General and administrative (before equity-based compensation)	5,468	2,370	7,838
Equity-based compensation	5,237	1,714	6,951
Depreciation	22,271	8,241	30,512
Accretion of contingent acquisition consideration	—	3,590	3,590
Total expenses	42,898	58,301	101,199
Operating income	$55,864	36,703	92,567

Equity in earnings of unconsolidated affiliates	$3,623	—	3,623
Total assets	$2,050,202	711,735	2,761,937
Additions to property and equipment	$88,806	58,497	147,303

Three Months Ended June 30, 2018
Revenues:
Revenue - Antero Resources	$118,136	132,231	250,367
Revenue - third-party	—	25	25
Gain on sale of assets - Antero Resources	583	—	583
Total revenues	118,719	132,256	250,975

Operating expenses:
Direct operating	12,405	63,218	75,623
General and administrative (before equity-based compensation)	7,240	2,387	9,627
Equity-based compensation	4,754	1,113	5,867
Impairment of property and equipment	4,614	—	4,614
Depreciation	24,258	12,175	36,433
Accretion of contingent acquisition consideration	—	3,947	3,947
Accretion of asset retirement obligations	—	34	34
Total expenses	53,271	82,874	136,145
Operating income	$65,448	49,382	114,830

Equity in earnings of unconsolidated affiliates	$9,264	—	9,264
Total assets	$2,302,885	993,344	3,296,229
Additions to property and equipment	$112,979	14,857	127,836

ANTERO MIDSTREAM PARTNERS LP

Notes to Condensed Consolidated Financial Statements

December 31, 2017 and June 30, 2018

		Water
	Gathering and	Handling and	Consolidated
	Processing	Treatment	Total
Six months ended June 30, 2017
Revenues:
Revenue - Antero Resources	$190,157	178,115	368,272
Revenue - third-party	264	—	264
Total revenues	190,421	178,115	368,536

Operating expenses:
Direct operating	18,036	81,826	99,862
General and administrative (before equity-based compensation)	11,017	4,992	16,009
Equity-based compensation	9,826	3,411	13,237
Depreciation	41,970	16,078	58,048
Accretion of contingent acquisition consideration	—	7,116	7,116
Total expenses	80,849	113,423	194,272
Operating income	$109,572	64,692	174,264

Equity in earnings of unconsolidated affiliates	$5,854	—	5,854
Total assets	$2,050,202	711,735	2,761,937
Additions to property and equipment	$155,365	95,451	250,816

Six months ended June 30, 2018
Revenues:
Revenue - Antero Resources	$226,313	253,120	479,433
Revenue - third-party	—	550	550
Gain on sale of assets - Antero Resources	583	—	583
Total revenues	226,896	253,670	480,566

Operating expenses:
Direct operating	23,786	119,093	142,879
General and administrative (before equity-based compensation)	12,945	4,926	17,871
Equity-based compensation	9,412	2,666	12,078
Impairment of property and equipment	4,614	—	4,614
Depreciation	47,672	21,193	68,865
Accretion of contingent acquisition consideration	—	7,821	7,821
Accretion of asset retirement obligations	—	68	68
Total expenses	98,429	155,767	254,196
Operating income	$128,467	97,903	226,370

Equity in earnings of unconsolidated affiliates	$17,126	—	17,126
Total assets	$2,302,885	993,344	3,296,229
Additions to property and equipment	$206,753	49,054	255,807

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

Overview

We are a growth-oriented master limited partnership formed by Antero Resources to own, operate and develop midstream energy assets to service Antero Resources’ increasing production. Our assets consist of gathering pipelines, compressor stations, and interests in processing and fractionation plants that collect and process production from Antero Resources’ wells in the Marcellus and Utica Shales in West Virginia and Ohio. Our assets also include two independent fresh water delivery systems that deliver fresh water from the Ohio River and several regional waterways, and we also provide other fluid handling services for well completion and production operations in Antero Resources’ operating areas. These fresh water delivery systems consist of permanent buried pipelines, surface pipelines and fresh water storage facilitates, as well as pumping stations and impoundments to transport the fresh water throughout the pipelines. The other fluid handling services consist of wastewater transportation, disposal, and treatment, including through a water treatment facility, which was placed in service in May 2018. The treatment facility was temporarily taken offline in June 2018 for maintenance and to install additional pretreatment facilities to improve operations.  The facility was placed back into commercial service at the end of July 2018. We believe that our strategically located assets and our relationship with Antero Resources has allowed us to become a leading midstream energy company serving the Marcellus and Utica shale plays.

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

Second Quarter 2018 Developments and Highlights

Financial Results

For the three months ended June 30, 2018, we generated cash flows from operations of $178 million, net income of $109 million, and Adjusted EBITDA of $176 million. This compares to cash flows from operations of $135 million, net income of $87 million, and Adjusted EBITDA of $139 million for the three months ended June 30, 2017.

For the six months ended June 30, 2018, we generated cash flows from operations of $312 million, net income of $218 million, and Adjusted EBITDA of $337 million. This compares to cash flows from operations of $235 million, net income of $162 million, and Adjusted EBITDA of $258 million for the six months ended June 30, 2017.  See “—Non-GAAP Financial Measures” for a definition of Adjusted EBITDA (a non-GAAP measure) and a reconciliation of Adjusted EBITDA to net income for the three and six months ended June 30, 2017 and 2018.

Cash Distributions

The board of directors of our general partner has declared a cash distribution of $0.415 per unit for the quarter ended June 30, 2018. The distribution will be payable on August 17, 2018 to unitholders of record as of August 2, 2018.

2018 Capital Budget and Capital Spending

Our 2018 capital budget is approximately $650 million, which includes $585 million of expansion capital and $65 million of maintenance capital. The capital budget includes $385 million of capital for gathering and compression infrastructure, approximately 90% of which will be invested in the Marcellus Shale and the remaining 10% will be invested in the Utica Shale. The gathering and compression budget is expected to fund construction of over 51 miles of gathering pipelines in the Marcellus and Utica Shales combined. We also expect to invest $35 million for water infrastructure capital to construct 25 miles of additional buried fresh water pipelines and surface pipelines to support Antero Resources’ completion activities. Approximately 85% of the water infrastructure budget will be allocated to the Marcellus Shale and the remaining 15% will be allocated to the Utica Shale. Our 2018 budget also includes $15 million of capital for the final completion of our advanced wastewater treatment facility, which was placed in service in May 2018, and $215 million for our investment in the joint venture to develop processing and fractionation assets (the “Joint Venture”) with MarkWest Energy Partners, L.P. (“MarkWest”).

For the six months ended June 30, 2018, our capital expenditures were approximately $312 million, including $223 million of expansion capital, $33 million of maintenance capital, and $56 million of capital investment in the Joint Venture.

Credit Facility

As of June 30, 2018, lender commitments under our revolving credit facility were $1.5 billion, with a letter of credit sublimit of $150 million. At June 30, 2018, we had borrowings of $770 million and no letters of credit outstanding under the revolving credit facility. See “—Debt Agreements—Revolving Credit Facility” for a description of our revolving credit facility.

Special Committee Formation

On February 26, 2018, we announced that the board of directors of our general partner formed a special committee composed solely of independent directors in conjunction with the formation of special committees at both Antero Resources and at Antero Midstream GP LP, the sole member of our general partner.  Antero Resources’ ongoing efforts to explore, review and evaluate potential measures related to its valuation may include transactions involving us, and the special committee was established to consider any such transactions. The special committee has hired legal advisors and financial advisors to assist in its evaluation of potential measures that could involve us. However, as of the date of filing this Quarterly Report on Form 10-Q, no decision on any particular strategic alternative or transaction has been reached, and there is no assurance that any future agreement will be reached, or that any future strategic alternative transaction or transactions will occur.

Items Affecting Comparability of Our Financial Results

Certain of the historical financial results discussed below may not be comparable to our future financial results primarily as a result of the significant increase in the scope of our operations over the last several years. Our gathering and compression and water handling and treatment systems are relatively new, having been substantially built within the last four years. Accordingly, our revenues and expenses over that time reflect the significant ramp up in our operations. Additionally, our wastewater treatment facility ran at reduced operating rates below the stated capacity during the quarter.  The facility was placed in service in May 2018, but has not yet had a significant impact on our financial results. The facility was temporarily taken offline in June 2018 for maintenance and to install additional pretreatment facilities to improve operations.  The facility was placed back into commercial service at the end of July 2018. Similarly, Antero Resources has experienced significant changes in its production and drilling and completion schedule over that same period. Accordingly, it may be difficult to project trends from our historical financial data going forward.

Results of Operations

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2018

We have two operating segments: (1) gathering and processing and (2) water handling and treatment. The operating results and assets of our reportable segments were as follows for the three months ended June 30, 2017 and 2018 (in thousands):

		Water
	Gathering and	Handling and	Consolidated
	Processing	Treatment	Total
Three months ended June 30, 2017
Revenues:
Revenue - Antero Resources	$98,633	95,004	193,637
Revenue - third-party	129	—	129
Total revenues	98,762	95,004	193,766

Operating expenses:
Direct operating	9,922	42,386	52,308
General and administrative (before equity-based compensation)	5,468	2,370	7,838
Equity-based compensation	5,237	1,714	6,951
Depreciation	22,271	8,241	30,512
Accretion of contingent acquisition consideration	—	3,590	3,590
Total expenses	42,898	58,301	101,199
Operating income	$55,864	36,703	92,567

Segment and consolidated Adjusted EBITDA(1)	$89,192	50,248	139,440

Three months ended June 30, 2018
Revenues:
Revenue - Antero Resources	$118,136	132,231	250,367
Revenue - third-party	—	25	25
Gain on sale of assets – Antero Resources	583	—	583
Total revenues	118,719	132,256	250,975

Operating expenses:
Direct operating	12,405	63,218	75,623
General and administrative (before equity-based compensation)	7,240	2,387	9,627
Equity-based compensation	4,754	1,113	5,867
Impairment of property and equipment	4,614	—	4,614
Depreciation	24,258	12,175	36,433
Accretion of contingent acquisition consideration	—	3,947	3,947
Accretion of asset retirement obligations	—	34	34
Total expenses	53,271	82,874	136,145
Operating income	$65,448	49,382	114,830

Segment and consolidated Adjusted EBITDA(1)	$109,301	66,651	175,952

(1)

For a discussion of the non‑GAAP financial measure Adjusted EBITDA, including a reconciliation of Adjusted EBITDA to its most directly comparable financial measures calculated and presented in accordance with GAAP, please see “— Non‑GAAP Financial Measures” below.

The following table sets forth selected operating data for the three months ended June 30, 2017 compared to the three months ended June 30, 2018 (in thousands, except average realized fees):

			Amount of
	Three Months Ended June 30,		Increase	Percentage
	2017	2018	(Decrease)	Change
Revenue:
Revenue - Antero Resources	$193,637	250,367	56,730	29%
Revenue - third-party	129	25	(104)	(81)%
Gain on sale of assets – Antero Resources	—	583	583	* %
Total revenue	193,766	250,975	57,209	30%
Operating expenses:
Direct operating	52,308	75,623	23,315	45%
General and administrative (before equity-based compensation)	7,838	9,627	1,789	23%
Equity-based compensation	6,951	5,867	(1,084)	(16)%
Impairment of property and equipment	—	4,614	4,614	*
Depreciation	30,512	36,433	5,921	19%
Accretion of contingent acquisition consideration	3,590	3,947	357	10%
Accretion of asset retirement obligations	—	34	34	*
Total operating expenses	101,199	136,145	34,946	35%
Operating income	92,567	114,830	22,263	24%
Interest expense	(9,015)	(14,628)	5,613	62%
Equity in earnings of unconsolidated affiliates	3,623	9,264	5,641	156%
Net income	$87,175	109,466	22,291	26%
Adjusted EBITDA(1)	$139,440	175,952	36,512	26%
Operating Data:
Gathering—low pressure (MMcf)	153,180	180,268	27,088	18%
Gathering—high pressure (MMcf)	157,806	175,818	18,012	11%
Compression (MMcf)	108,451	141,819	33,368	31%
Fresh water delivery (MBbl)	15,761	20,766	5,005	32%
Treated water (MBbl)	—	700	700	*
Other fluid handling (MBbl)	3,400	4,382	982	29%
Wells serviced by fresh water delivery	44	48	4	9%
Gathering—low pressure (MMcf/d)	1,683	1,981	298	18%
Gathering—high pressure (MMcf/d)	1,734	1,932	198	11%
Compression (MMcf/d)	1,192	1,558	366	31%
Fresh water delivery (MBbl/d)	173	228	55	32%
Treated water (MBbl/d)	—	8	8	*
Other fluid handling (MBbl/d)	37	48	11	29%
Average realized fees:
Average gathering—low pressure fee ($/Mcf)	$0.32	0.32	—	—%
Average gathering—high pressure fee ($/Mcf)	$0.19	0.19	—	—%
Average compression fee ($/Mcf)	$0.19	0.19	—	—%
Average fresh water delivery fee ($/Bbl)	$3.72	3.78	0.06	2%
Average treated water fee ($/Bbl)	$—	4.11	4.11	*
Joint Venture Operating Data:
Processing - Joint Venture (MMcf)	19,662	51,921	32,259	164%
Fractionation - Joint Venture (MBbl)	368	914	546	148%
Processing - Joint Venture (MMcf/d)	216	571	355	164%
Fractionation - Joint Venture (MBbl/d)	4	10	6	148%

*Not meaningful or applicable.

(1)

For a discussion of the non‑GAAP financial measure Adjusted EBITDA, including a reconciliation of Adjusted EBITDA to its most directly comparable financial measure calculated and presented in accordance with GAAP, please see “—Non‑GAAP Financial Measures” below.

Sources of Water Handling and Treatment Revenue. Water handling and treatment revenues are generated from fresh water delivery and other fluid handling services.  Fresh water delivery and treatment fees at our wastewater treatment facility are billed at a fixed fee per barrel.  Other fluid handling services, including the disposal and treatment of wastewater and high rate transfer of fresh water and services provided by third parties are billed at our cost plus 3%.

Revenue - Antero Resources.  Revenues from Antero Resources increased by 29%, from $194 million for the three months ended June 30, 2017 to $250 million for the three months ended June 30, 2018. Gathering and compression revenues increased by 19%, from $99 million for the three months ended June 30, 2017 to $118 million for the three months ended June 30, 2018. Water handling and treatment revenues increased by 39%, from $95 million for the three months ended June 30, 2017 to $132 million for the three months ended June 30, 2018. These fluctuations primarily resulted from the following:

•

compression revenue increased $6 million period over period due to an increase of throughput volumes of 33 Bcf, or 366 MMcf/d, primarily due to the addition of five new compressor stations that were placed in service since June 30, 2017, and additional wells serviced by our system;

•

low pressure gathering revenue increased $9 million period over period due to an increase of throughput volumes of 27 Bcf, or 298 MMcf/d, which was due to 117 additional wells serviced by our system since June 30, 2017;

•

high pressure gathering revenue increased $4 million period over period due to an increase of throughput volumes of 18 Bcf, or 198 MMcf/d, primarily as a result of the addition of four new high pressure gathering lines placed in service since June 30, 2017;

•

fresh water delivery revenue increased $20 million period over period due to an increase in fresh water delivery of 5,005 MBbl, or 55 MBbl/d, primarily due to an increase in the amount of water used in well completions by Antero Resources;

•

we began recognizing revenues for water treatment services provided at our wastewater treatment facility when the facility was placed in service in May 2018, which increased revenue by $3 million with throughput volumes of 700 MBbl, or 8 MBbl/d; and

•	other fluid handling services revenue increased $14 million period over period due to an increase in other fluid handling volumes of 982 MBbl.

Direct operating expenses.  Total direct operating expenses increased by 45%, from $52 million for the three months ended June 30, 2017 to $76 million for the three months ended June 30, 2018. Gathering and compression direct operating expenses increased from $10 million for the three months ended June 30, 2017 to $13 million for the three months ended June 30, 2018. The increase was primarily due to an increase in the number of gathering pipelines and compressor stations. Water handling and treatment direct operating expenses increased from $42 million for the three months ended June 30, 2017 to $63 million for the three months ended June 30, 2018. The increase was primarily due to an increase in other fluid handling volumes, as well as an increase in the number of wells serviced by freshwater delivery services.

General and administrative expenses.  General and administrative expenses (before equity-based compensation expense) increased by 23% from $8 million for the three months ended June 30, 2017 to $10 million for the three months ended June 30, 2018. The increase was primarily due to an increased allocation of general and administrative expenses from Antero Resources, as well as other general corporate expenses to support our growth.

Equity-based compensation expenses.  Equity-based compensation expenses decreased by 16% from $7 million for the three months ended June 30, 2017 to $6 million for the three months ended June 30, 2018. The decrease was primarily a result of equity award forfeitures.  When an equity award is forfeited, expense previously recognized for the award is reversed.

Impairment of property and equipment expense.  Impairment expense of $5 million during the three months ended June 30, 2018 is due to the impairment of gathering assets acquired from Antero Resources at the time of our IPO related to well pads Antero Resources no longer has plans to drill and complete. Our gathering and compression agreement with Antero Resources provides that for certain gathering assets we construct after receiving notice from Antero Resources, and are subsequently delayed or cancelled, Antero Resources is required to repurchase the assets at 115% of the cost, which resulted in a gain of $583 thousand during the three months ended June 30, 2018.

Depreciation expense.  Total depreciation expense increased by 19%, from $31 million for the three months ended June 30, 2017 to $36 million for the three months ended June 30, 2018. The increase was primarily due to additional gathering, compression, and water handling and treatment assets placed into service, including our wastewater treatment facility which was placed in service in May 2018.

Accretion of contingent acquisition consideration.  Accretion of contingent acquisition consideration remained relatively consistent at $4 million for each of the three months ended June 30, 2017 and 2018. In connection with Antero Resources’ contribution of Antero Water LLC and certain wastewater treatment assets to us in September 2015 (the “Water Acquisition”), we have agreed to pay Antero Resources (a) $125 million in cash if we deliver 176 million barrels or more of fresh water during the period between January 1, 2017 and December 31, 2019 and (b) an additional $125 million in cash if we deliver 219 million barrels or more of fresh water during the period between January 1, 2018 and December 31, 2020. In conjunction with the Water Acquisition on September 23, 2015, we recorded a liability for the discounted net present value of the contingent acquisition consideration and, as time passes, we recognize accretion expense to increase the discounted liability to the expected liability amounts in 2019 and 2020. As of June 30, 2018, we expect to pay the entire amount of the contingent consideration amounts in 2019 and 2020.

Accretion of asset retirement obligations. In the first quarter of 2018, the treatment facility landfill began accepting waste while the treatment facility was undergoing testing and commissioning, creating an asset retirement obligation to close and monitor the landfill in the future according to environmental standards. The accretion of this obligation began in January 2018.

Interest expense.  Interest expense increased by 62%, from $9 million, net of $3 million in capitalized interest, for the three months ended June 30, 2017 to $15 million, net of $1 million in capitalized interest, for the three months ended June 30, 2018. The increase was primarily due to an increase in interest expense incurred on increased borrowings outstanding under the revolving credit facility.

Operating income.  Total operating income increased by 24%, from $93 million for the three months ended June 30, 2017 to $115 million for the three months ended June 30, 2018. Gathering and compression operating income increased by 16%, from $56 million for the three months ended June 30, 2017 to $65 million for the three months ended June 30, 2018. The increase was primarily due to an increase in gathering and compression throughput volumes in 2018. Water handling and treatment operating income increased by 32%, from $37 million for the three months ended June 30, 2017 to $49 million for the three months ended June 30, 2018. The increase was primarily due to an increase an increase in the number of wells serviced by freshwater delivery services.

Equity in earnings of unconsolidated affiliates.  Equity in earnings in unconsolidated affiliates increased by 156%, from $4 million for the three months ended June 30, 2017 to $9 million for the three months ended June 30, 2018. Equity in earnings of unconsolidated affiliates represents the portion of the net income from our investments in Stonewall and the Joint Venture, which is allocated to us based on our equity interests.  The increase is primarily attributable to an increase in the level of operations at the Joint Venture in 2018.

Adjusted EBITDA.  Adjusted EBITDA increased by 26%, from $139 million for the three months ended June 30, 2017 to $176 million for the three months ended June 30, 2018. The increase was primarily due to an increase in revenue resulting from an increase in gathering, compression, and water volumes. For a discussion of the non-GAAP financial measure Adjusted EBITDA, including a reconciliation of Adjusted EBITDA to its most directly comparable financial measure calculated and presented in accordance with GAAP, read “—Non-GAAP Financial Measures” below.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

We have two operating segments: (1) gathering and processing and (2) water handling and treatment. The operating results and assets of our reportable segments were as follows for the six months ended June 30, 2017 and 2018 (in thousands):

		Water
	Gathering and	Handling and	Consolidated
	Processing	Treatment	Total
Six months ended June 30, 2017
Revenues:
Revenue - Antero Resources	$190,157	178,115	368,272
Revenue - third-party	264	—	264
Total revenues	190,421	178,115	368,536

Operating expenses:
Direct operating	18,036	81,826	99,862
General and administrative (before equity-based compensation)	11,017	4,992	16,009
Equity-based compensation	9,826	3,411	13,237
Depreciation	41,970	16,078	58,048
Accretion of contingent acquisition consideration	—	7,116	7,116
Total expenses	80,849	113,423	194,272
Operating income	$109,572	64,692	174,264

Segment and consolidated Adjusted EBITDA(1)	$167,188	91,297	258,485

Six months ended June 30, 2018
Revenues:
Revenue - Antero Resources	$226,313	253,120	479,433
Revenue - third-party	-	550	550
Gain on sale of assets-Antero Resources	583	—	583
Total revenues	226,896	253,670	480,566

Operating expenses:
Direct operating	23,786	119,093	142,879
General and administrative (before equity-based compensation)	12,945	4,926	17,871
Equity-based compensation	9,412	2,666	12,078
Impairment of property and equipment	4,614	—	4,614
Depreciation	47,672	21,193	68,865
Accretion of contingent acquisition consideration	—	7,821	7,821
Accretion of asset retirement obligations	—	68	68
Total expenses	98,429	155,767	254,196
Operating income	$128,467	97,903	226,370

Segment and consolidated Adjusted EBITDA(1)	$207,477	129,651	337,128

(1)

For a discussion of the non‑GAAP financial measure Adjusted EBITDA, including a reconciliation of Adjusted EBITDA to its most directly comparable financial measures calculated and presented in accordance with GAAP, please see “— Non‑GAAP Financial Measures” below.

The following table sets forth selected operating data for the six months ended June 30, 2017 compared to the six months ended June 30, 2018 (in thousands, except average realized fees):

			Amount of
	Six Months Ended June 30,		Increase	Percentage
	2017	2018	(Decrease)	Change
Revenue:
Revenue - Antero Resources	$368,272	479,433	111,161	30%
Revenue - third-party	264	550	286	108%
Gain on sale of assets – Antero Resources	—	583	583	*
Total revenue	368,536	480,566	112,030	30%
Operating expenses:
Direct operating	99,862	142,879	43,017	43%
General and administrative (before equity-based compensation)	16,009	17,871	1,862	12%
Equity-based compensation	13,237	12,078	(1,159)	(9)%
Impairment of property and equipment	—	4,614	4,614	*
Depreciation	58,048	68,865	10,817	19%
Accretion of contingent acquisition consideration	7,116	7,821	705	10%
Accretion of asset retirement obligations	—	68	68	*
Total operating expenses	194,272	254,196	59,924	31%
Operating income	174,264	226,370	52,106	30%
Interest expense	(17,851)	(25,925)	8,074	45%
Equity in earnings of unconsolidated affiliates	5,854	17,126	11,272	193%
Net income	$162,267	217,571	55,304	34%
Adjusted EBITDA(1)	$258,485	337,128	78,643	30%
Operating Data:
Gathering—low pressure (MMcf)	302,448	345,460	43,012	14%
Gathering—high pressure (MMcf)	300,119	334,680	34,561	12%
Compression (MMcf)	200,971	269,013	68,042	34%
Fresh water delivery (MBbl)	29,125	40,682	11,557	40%
Treated water (MBbl)	—	700	700	*
Other fluid handling (MBbl)	6,599	8,362	1,763	27%
Wells serviced by fresh water delivery	78	94	16	21%
Gathering—low pressure (MMcf/d)	1,671	1,909	238	14%
Gathering—high pressure (MMcf/d)	1,658	1,849	191	12%
Compression (MMcf/d)	1,110	1,486	376	34%
Fresh water delivery (MBbl/d)	161	225	64	40%
Treated water (MBbl/d)	—	4	4	*
Other fluid handling (MBbl/d)	36	46	10	27%
Average realized fees:
Average gathering—low pressure fee ($/Mcf)	$0.32	0.32	—	—%
Average gathering—high pressure fee ($/Mcf)	$0.19	0.19	—	—%
Average compression fee ($/Mcf)	$0.19	0.19	—	—%
Average fresh water delivery fee ($/Bbl)	$3.72	3.78	0.06	2%
Average treated water fee ($/Bbl)	$—	4.11	4.11	*
Joint Venture Operating Data:
Processing - Joint Venture (MMcf)	24,311	98,646	74,335	306%
Fractionation - Joint Venture (MBbl)	433	1,469	1,036	239%
Processing - Joint Venture (MMcf/d)	134	545	411	307%
Fractionation - Joint Venture (MBbl/d)	2	8	6	300%

*Not meaningful or applicable.

(1)

For a discussion of the non‑GAAP financial measure Adjusted EBITDA, including a reconciliation of Adjusted EBITDA to its most directly comparable financial measure calculated and presented in accordance with GAAP, please see “—Non‑GAAP Financial Measures” below.

Sources of Water Handling and Treatment Revenue. Water handling and treatment revenues are generated from fresh water delivery and other fluid handling services.  Fresh water delivery and treatment fees at our wastewater treatment facility are billed at a fixed fee per barrel.  Other fluid handling services include the disposal and treatment of wastewater and high rate transfer of fresh water and services provided by third parties are billed at our cost plus 3%.

Revenue - Antero Resources.  Revenues from Antero Resources increased by 30%, from $368 million for the six months ended June 30, 2017 to $479 million for the six months ended June 30, 2018. Gathering and compression revenues increased by 19%, from $190 million for the six months ended June 30, 2017 to $226 million for the six months ended June 30, 2018. Water handling and treatment revenues increased by 42%, from $178 million for the six months ended June 30, 2017 to $253 million for the six months ended June 30, 2018. These fluctuations primarily resulted from the following:

•

compression revenue increased $13 million period over period due to an increase of throughput volumes of 68 Bcf, or 376 MMcf/d, primarily due to the addition of five new compressor stations that were placed in service since June 30, 2017, and additional wells serviced by our system;

•

low pressure gathering revenue increased $15 million period over period due to an increase of throughput volumes of 43 Bcf, or 238 MMcf/d, which was due to 117 additional wells serviced by our system since June 30, 2017;

•

high pressure gathering revenue increased $8 million period over period due to an increase of throughput volumes of 35 Bcf, or 191 MMcf/d, primarily as a result of the addition of four new high pressure gathering lines placed in service since June 30, 2017;

•

fresh water delivery revenue increased $45 million period over period due to an increase in fresh water delivery of 11,557 MBbl, or 64 MBbl/d, primarily due to an increase in the amount of water used in well completions by Antero Resources;

•

we began recognizing revenues for water treatment services provided at our wastewater treatment facility when the facility was placed in service in May 2018, which increased revenue by $3 million with throughput volumes of 700 MBbl or 4 MBbl/d; and

•	other fluid handling services revenue increased $26 million period over period due to an increase in other fluid handling volumes of 1,763 MBbl, or 10 MBbl/d.

Direct operating expenses.  Total direct operating expenses increased by 43%, from $100 million for the six months ended June 30, 2017 to $143 million for the six months ended June 30, 2018. Gathering and compression direct operating expenses increased from $18 million for the six months ended June 30, 2017 to $24 million for the six months ended June 30, 2018. The increase was primarily due to an increase in the number of gathering pipelines and compressor stations. Water handling and treatment direct operating expenses increased from $82 million for the six months ended June 30, 2017 to $119 million for the six months ended June 30, 2018. The increase was primarily due to an increase in other fluid handling volumes, as well as an increase in the number of wells serviced by freshwater delivery services.

General and administrative expenses.  General and administrative expenses (before equity-based compensation expense) increased by 12% from $16 million for the six months ended June 30, 2017 to $18 million for the six months ended June 30, 2018. The increase was primarily due to an increased allocation of general and administrative expenses from Antero Resources, as well as other general corporate expenses to support our growth.

Equity-based compensation expenses.  Equity-based compensation expenses decreased from $13 million for the six months ended June 30, 2017 to $12 million for the six months ended June 30, 2018. The decrease was primarily a result of equity award forfeitures.  When an equity award is forfeited, expense previously recognized for the award is reversed.

Impairment of property and equipment expense.  Impairment expense of $5 million during the six months ended June 30, 2018 is due to the impairment of gathering assets acquired from Antero Resources at the time of our IPO related to well pads Antero Resources no longer has plans to drill and complete. Our gathering and compression agreement with Antero Resources provides that for certain gathering assets we construct after receiving notice from Antero Resources, and are subsequently delayed or cancelled, Antero Resources is required to repurchase the assets at 115% of the cost, which resulted in a gain of $583 thousand during the six months ended June 30, 2018.

Depreciation expense.  Total depreciation expense increased by 19%, from $58 million for the six months ended June 30, 2017 to $69 million for the six months ended June 30, 2018. The increase was primarily due to additional gathering, compression, and water handling and treatment assets placed into service, including our wastewater treatment facility which was placed in service in May 2018.

Accretion of contingent acquisition consideration.  Accretion of contingent acquisition consideration increased from $7 million for the six months ended June 30, 2017 to $8 million for the six months ended June 30, 2018. In connection with Antero Resources’ contribution of Antero Water LLC and certain wastewater treatment assets to us in September 2015 (the “Water Acquisition”), we have agreed to pay Antero Resources (a) $125 million in cash if we deliver 176 million barrels or more of fresh water during the period between January 1, 2017 and December 31, 2019 and (b) an additional $125 million in cash if we deliver 219 million barrels or more of fresh water during the period between January 1, 2018 and December 31, 2020. In conjunction with the Water Acquisition on September 23, 2015, we recorded a liability for the discounted net present value of the contingent acquisition consideration and, as time passes, we recognize accretion expense to increase the discounted liability to the expected liability amounts in 2019 and 2020. As of June 30, 2018, we expect to pay the entire amount of the contingent consideration amounts in 2019 and 2020.

Accretion of asset retirement obligations. In the first quarter of 2018, the treatment facility landfill began accepting waste while the treatment facility was undergoing testing and commissioning, creating an asset retirement obligation to close and monitor the landfill in the future according to environmental standards. The accretion of this obligation began in January 2018.

Interest expense.  Interest expense increased by 45%, from $18 million, net of $6 million in capitalized interest, for the six months ended June 30, 2017 to $26 million, net of $4 million in capitalized interest, for the six months ended June 30, 2018. The increase was primarily due to an increase in interest expense incurred on increased borrowings outstanding under the revolving credit facility.

Operating income.  Total operating income increased by 30%, from $174 million for the six months ended June 30, 2017 to $226 million for the six months ended June 30, 2018. Gathering and compression operating income increased by 16%, from $110 million for the six months ended June 30, 2017 to $128 million for the six months ended June 30, 2018. The increase was primarily due to an increase in gathering and compression throughput volumes in 2018. Water handling and treatment operating income increased by 51%, from $65 million for the six months ended June 30, 2017 to $98 million for the six months ended June 30, 2018. The increase was primarily due to an increase in the number of wells serviced by freshwater delivery services.

Equity in earnings of unconsolidated affiliates.  Equity in earnings in unconsolidated affiliates increased by 193%, from $6 million for the six months ended June 30, 2017 to $17 million for six months ended June 30, 2018. Equity in earnings of unconsolidated affiliates represents the portion of the net income from our investments in Stonewall and the Joint Venture, which is allocated to us based on our equity interests.  The increase is primarily attributable to an increase in the level of operations at the Joint Venture in 2018.

Adjusted EBITDA.  Adjusted EBITDA increased by 30%, from $258 million for the six months ended June 30, 2017 to $337 million for the six months ended June 30, 2018. The increase was primarily due to an increase in revenue resulting from an increase in gathering, compression, and water volumes. For a discussion of the non-GAAP financial measure Adjusted EBITDA, including a reconciliation of Adjusted EBITDA to its most directly comparable financial measure calculated and presented in accordance with GAAP, read “—Non-GAAP Financial Measures” below.

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

The board of directors of our general partner has adopted a cash distribution policy pursuant to which we intend to distribute at least the minimum quarterly distribution of $0.17 per unit ($0.68 per unit on an annualized basis) on all of our units to the extent we have sufficient cash after the establishment of cash reserves and the payment of our expenses, including payments to our general partner and its affiliates. The board of directors of our general partner has declared a cash distribution of $0.415 per unit for the quarter ended June 30, 2018. The distribution will be payable on August 17, 2018 to unitholders of record as of August 2, 2018.

We expect our future cash requirements relating to working capital, maintenance capital expenditures and quarterly cash distributions to our partners will be funded from cash flows internally generated from our operations. Our expansion capital expenditures will be funded by borrowings under our revolving credit facility or from potential capital markets transactions.

The following table summarizes our cash flows for the six months ended June 30, 2017 and 2018:

	Six Months Ended June 30,		Increase/
(in thousands)	2017	2018	(Decrease)
Net cash provided by operating activities	$234,938	312,431	77,493
Net cash used in investing activities	(446,984)	(321,181)	(125,803)
Net cash provided by financing activities	215,537	19,912	(195,625)
Net increase in cash and cash equivalents	$3,491	11,162

Cash Flows Provided by Operating Activities

Net cash provided by operating activities was $235 million and $312 million for the six months ended June 30, 2017 and 2018, respectively. The increase in cash flows from operations for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 was the result of increased throughput volumes and revenues as a result of new gathering, compression and water handling and treatment systems placed in service since June 30, 2017.

Cash Flows Used in Investing Activities

During the six months ended June 30, 2017 and 2018, we used cash flows in investing activities of $447 million and $321 million, respectively. The period over period decrease was primarily due to the decrease in the amount invested in the Joint Venture, which was $56 million for the six months ended June 30, 2018, compared to $191 million during the six months ended June 30, 2017. This decrease was partially offset by an increase in our capital expenditures for gathering systems and facilities and water handling and treatment systems.

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

Cash Flows Provided by Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2018 months of $20 million consisted of $215 million in net borrowings under the Credit Facility, partially offset by $194 million in cash distributions to our unitholders.

Net cash provided by financing activities for the six months ended June 30, 2017 of $216 million is the result of (i) $23 million of net proceeds from the issuance of units under out at-the-market program, partially offset by $125 million in cash distributions to our unitholders, (ii) $95 million in net borrowings under the revolving credit facility, and (iii) $224 million in net proceeds from the issuance of 6,900,000 common units in February 2017.

Debt Agreements

Revolving Credit Facility

On October 26, 2017, we entered into an amended and restated senior revolving credit facility. The Credit Facility includes fall away covenants and lower interest rates that are triggered if and when we elect to enter an Investment Grade Period, as described below.

Lender commitments under the facility are $1.5 billion and the maturity date of the facility is October 26, 2022. At June 30, 2018, we had $770 million of borrowings and no letters of credit outstanding under the Credit Facility. Borrowings under the Credit Facility are limited by certain financial ratio covenants which may increase the interest rate we owe under the Credit Facility.

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

We were in compliance with the applicable covenants as of December, 31 2017 and June 30, 2018.  The actual borrowing capacity available to us may be limited by the interest coverage ratio, consolidated total leverage ratio, and consolidated senior secured leverage ratio covenants.

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

Contractual Obligations

A summary of our contractual obligations by maturity date as of June 30, 2018 is provided in the following table.

	Remainder	Year Ended December 31,
(in millions)	of 2018	2019	2020	2021	2022	2023	Thereafter	Total
Credit Facility (1)	$—	—	—	—	770	—	—	770
5.375% senior notes due 2024—principal	—	—	—	—	—	—	650	650
5.375% senior notes due 2024—interest	18	35	35	35	35	35	35	228
Water treatment (2)	18	—	—	—	—	—	—	18
Contingent acquisition consideration (3)	—	125	125	—	—	—	—	250
Asset retirement obligations	—	—	—	1	—	—	2	3
Total(4)	$36	160	160	36	805	35	687	1,919

(1)

Includes outstanding principal amounts on the revolving credit facility at June 30, 2018.  This table does not include future commitment fees, interest expense or other fees on our revolving credit facility because they are floating rate instruments and we cannot determine with accuracy the timing of future loan advances, repayments, or future interest rates to be charged.

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

Non-GAAP Financial Measures

We use Adjusted EBITDA as an important indicator of our performance. We define Adjusted EBITDA as net income before interest expense, impairment of property and equipment, depreciation expense, accretion, equity-based compensation expense, excluding equity in earnings of unconsolidated affiliates, and including cash distributions from unconsolidated affiliates, and gain on sale of assets.

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

	Gathering and Processing	Water Handling and Treatment	Consolidated Total
Three Months Ended June 30, 2017
Operating income	$55,864	36,703	92,567
Depreciation expense	22,271	8,241	30,512
Accretion of contingent acquisition consideration	—	3,590	3,590
Equity-based compensation	5,237	1,714	6,951
Distributions from unconsolidated affiliates	5,820	—	5,820
Segment and consolidated Adjusted EBITDA	$89,192	50,248	139,440

Three Months Ended June 30, 2018
Operating income	$65,448	49,382	114,830
Impairment of property and equipment expense	4,614	—	4,614
Depreciation expense	24,258	12,175	36,433
Accretion of contingent acquisition consideration	—	3,947	3,947
Accretion of asset retirement obligations	—	34	34
Equity-based compensation	4,754	1,113	5,867
Distributions from unconsolidated affiliates	10,810	—	10,810
Gain on sale of assets-Antero Assets	(583)	—	(583)
Segment and consolidated Adjusted EBITDA	$109,301	66,651	175,952

Six Months Ended June 30, 2017
Operating income	$109,572	64,692	174,264
Depreciation expense	41,970	16,078	58,048
Accretion of contingent acquisition consideration	—	7,116	7,116
Equity-based compensation	9,826	3,411	13,237
Distributions from unconsolidated affiliates	5,820	—	5,820
Segment and consolidated Adjusted EBITDA	$167,188	91,297	258,485

Six Months Ended June 30, 2018
Operating income	$128,467	97,903	226,370
Impairment of property and equipment expense	4,614	—	4,614
Depreciation expense	47,672	21,193	68,865
Accretion of contingent acquisition consideration	—	7,821	7,821
Accretion of asset retirement obligations	—	68	68
Equity-based compensation	9,412	2,666	12,078
Distributions from unconsolidated affiliates	17,895	—	17,895
Gain on sale of assets-Antero Resources	(583)	—	(583)
Segment and consolidated Adjusted EBITDA	$207,477	129,651	337,128

The following table represents a reconciliation of our Segment and consolidated Adjusted EBITDA and Distributable Cash Flow to the most directly comparable GAAP financial measures for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2017	2018	2017	2018
Reconciliation of Net Income to Segment and Consolidated Adjusted EBITDA and Distributable Cash Flow:
Net income	$87,175	109,466	162,267	217,571
Interest expense	9,015	14,628	17,851	25,925
Impairment of property and equipment expense	—	4,614	—	4,614
Depreciation expense	30,512	36,433	58,048	68,865
Accretion of contingent acquisition consideration	3,590	3,947	7,116	7,821
Accretion of asset retirement obligations	—	34	—	68
Equity-based compensation	6,951	5,867	13,237	12,078
Equity in earnings of unconsolidated affiliates	(3,623)	(9,264)	(5,854)	(17,126)
Distributions from unconsolidated affiliates	5,820	10,810	5,820	17,895
Gain on sale of assets-Antero Resources	—	(583)	—	(583)
Segment and consolidated Adjusted EBITDA	139,440	175,952	258,485	337,128
Interest paid	(2,308)	(6,270)	(21,976)	(28,618)
Decrease in cash reserved for bond interest (1)	(8,734)	(8,734)	194	—
Income tax withholding upon vesting of Antero Midstream Partners LP equity-based compensation awards (2)	(2,431)	(1,500)	(3,931)	(3,000)
Maintenance capital expenditures (3)	(16,422)	(17,289)	(32,325)	(33,777)
Distributable cash flow	$109,545	142,159	200,447	271,733

(1)	Cash reserved for bond interest expense on Antero Midstream’s 5.375% senior notes outstanding during the period that is paid on a semi-annual basis on March 15th and September 15th of each year.
(2)

Estimate of current period portion of expected cash payment for income tax withholding attributable to vesting of Midstream LTIP equity-based compensation awards paid in the second quarter 2018 and to be paid in the fourth quarter.

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

New Accounting Pronouncements

On February 25, 2016, the FASB issued ASU No. 2016-02, Leases, which requires all leasing arrangements to be presented in the balance sheet as liabilities along with a corresponding asset. The ASU will replace most existing leases guidance in GAAP when it becomes effective.  The new standard becomes effective for us on January 1, 2019.  Although early application is permitted, we do not plan to early adopt the ASU.  The standard requires the use of the modified retrospective transition method.  We are evaluating the effect that ASU 2016-02 will have on our consolidated financial statements and related disclosures. We are evaluating the standard’s applicability to our various contractual arrangements with Antero Resources and we believe that the application of the ASU to our contractual arrangements with Antero Resources could be subject to differing interpretations. The accounting treatment for these arrangements under the ASU could include (i) the recognition of our Antero contracts as leases under the ASU, (ii) characterization of our servicing revenues from gathering, compression, and water handling and treatment as revenues from leasing or financing, and (iii) derecognition of assets on our balance sheet that are used to provide services under contracts containing variable payment terms. Other interpretations and applications of the standard may be possible. We continue to monitor relevant industry guidance regarding implementation of ASU 2016-02 and will adjust our implementation of the standard as necessary.  We believe that adoption of the standard will not impact our operational strategies, growth prospects, or cash flows.

Off-Balance Sheet Arrangements

As of June 30, 2018, we did not have any off-balance sheet arrangements.

Item 3.          Quantitative and Qualitative Disclosures About Market Risk.

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

Interest Rate Risk

Our primary exposure to interest rate risk results from outstanding borrowings under our Credit Facility, which has a floating interest rate. We do not currently, but may in the future, hedge the interest on portions of our borrowings under our revolving credit facility from time‑to‑time in order to manage risks associated with floating interest rates. At June 30, 2018, we had $770 million of borrowings and no letters of credit outstanding under the Credit Facility. A 1.0% increase in our Credit Facility interest rate would have resulted in an estimated $3.4 million increase in interest expense for the six months ended June 30, 2018.

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

Item 4.          Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a‑15(b) under the Exchange Act we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q.  Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2018 at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The following table sets forth our common unit purchase activity for each period presented:

Period	Number of Common Units Purchased	Average Price Paid per Common Unit	Total Number of Common Units Purchased as Part of Publicly Announced Plans	Maximum Number of Common Units that May Yet be Purchased Under the Plan
April 1, 2018 - April 30, 2018	51,815	$25.09	—	N/A
May 1, 2018 - May 31, 2018	—	$—	—	N/A
June 1, 2018 - June 30, 2018	—	$—	—	N/A

Common units purchased represent common units transferred to us in order to satisfy tax withholding obligations incurred upon the vesting of Antero Midstream equity awards held by our employees

Item 5.          Other Information.

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

10.1		Form of Amended and Restated Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (Commission File No. 001-36719) filed on April 17, 2018)
31.1	*	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241).
31.2	*	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241).
32.1	*	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
32.2	*	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
101	*

The following financial information from this Form 10-Q of ANTERO MIDSTREAM PARTNERS, LP for the quarter ended June 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Partners’ Capital, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

The exhibits marked with the asterisk symbol (*) are filed or furnished with this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANTERO MIDSTREAM PARTNERS LP

By:	ANTERO MIDSTREAM PARTNERS GP LLC, its general partner

By:	/s/ Michael N. Kennedy
Michael N. Kennedy
Chief Financial Officer

Date:	August 1, 2018