Form 10-Q
period 2018-09-30
Antero Midstream Partners LP
filed 2018-10-31
CIK 1598968

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The registrant had 187,050,402 common units outstanding as of October 26, 2018.

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
•

the possibility that the proposed simplification and related transactions described elsewhere in this Quarterly Report on Form 10-Q (the “Transactions”) are not consummated in a timely manner or at all;

•	the diversion of management in connection with the Transactions and the ability of the resulting entity of the Transactions to realize the anticipated benefits of the Transactions;
•

the impact of increased levels and costs of indebtedness used to fund the Transactions or the cash portion of the consideration being paid in connection therewith, and increased cost of existing indebtedness due to the actions taken to consummate the Transactions;

•	our ability to obtain debt or equity financing on satisfactory terms to fund additional acquisitions, expansion projects, working capital requirements and the repayment or refinancing of indebtedness;
•	our ability to realize the anticipated benefits of our investments in unconsolidated affiliates;
•	natural gas, natural gas liquids (“NGLs”) and oil prices;
•	competition and government regulations;
•	actions taken by third-party producers, operators, processors and transporters;
•	legal or environmental matters;
•	costs of conducting our operations;
•	general economic conditions;
•	credit markets;
•	operating hazards, natural disasters, weather-related delays, casualty losses and other matters beyond our control;
•	uncertainty regarding our future operating results; and
•	plans, objectives, expectations and intentions contained in this Quarterly Report on Form 10-Q that are not historical.

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

PART I—FINANCIAL INFORMATION

ANTERO MIDSTREAM PARTNERS LP

Condensed Consolidated Balance Sheets

December 31, 2017 and September 30, 2018

(Unaudited)

(In thousands)

	December 31, 2017	September 30, 2018
Assets
Current assets:
Cash and cash equivalents	$8,363	—
Accounts receivable–Antero Resources	110,182	115,905
Accounts receivable–third party	1,170	16,586
Prepaid expenses	670	1,474
Total current assets	120,385	133,965
Property and equipment, net	2,605,602	2,873,874
Investments in unconsolidated affiliates	303,302	392,893
Other assets, net	12,920	14,096
Total assets	$3,042,209	3,414,828

Liabilities and Partners' Capital
Current liabilities:
Accounts payable–Antero Resources	$6,459	3,758
Accounts payable–third party	8,642	15,656
Accrued liabilities	106,006	88,258
Other current liabilities	209	215
Total current liabilities	121,316	107,887
Long-term liabilities:
Long-term debt	1,196,000	1,516,854
Contingent acquisition consideration	208,014	219,855
Asset retirement obligations	—	3,148
Other	410	2,522
Total liabilities	1,525,740	1,850,266

Partners' capital:
Common unitholders - public (88,059 and 88,175 units issued and outstanding at December 31, 2017 and September 30, 2018, respectively)	1,708,379	1,726,112
Common unitholder - Antero Resources (98,870 units issued and outstanding at December 31, 2017 and September 30, 2018)	(215,682)	(199,365)
General partner	23,772	37,815
Total partners' capital	1,516,469	1,564,562
Total liabilities and partners' capital	$3,042,209	3,414,828

See accompanying notes to the unaudited condensed consolidated financial statements.

ANTERO MIDSTREAM PARTNERS LP

Condensed Consolidated Statements of Operations and Comprehensive Income

Three Months Ended September 30, 2017 and 2018

(Unaudited)

(In thousands, except per unit amounts)

	Three Months Ended September 30,
	2017	2018
Revenue:
Gathering and compression–Antero Resources	$100,518	133,202
Water handling and treatment–Antero Resources	93,111	132,898
Water handling and treatment–third party	—	105
Total revenue	193,629	266,205
Operating expenses:
Direct operating	63,030	81,475
General and administrative (including $7,199 and $4,528 of equity-based compensation in 2017 and 2018, respectively)	14,316	15,018
Impairment of property and equipment	—	1,157
Depreciation	30,556	38,456
Accretion of contingent acquisition consideration	2,556	4,020
Accretion of asset retirement obligations	—	33
Total operating expenses	110,458	140,159
Operating income	83,171	126,046
Interest expense, net	(9,311)	(16,988)
Equity in earnings of unconsolidated affiliates	7,033	10,706
Net income and comprehensive income	80,893	119,764
Net income attributable to incentive distribution rights	(19,067)	(37,816)
Limited partners' interest in net income	$61,826	81,948

Net income per limited partner unit–basic and diluted	$0.33	0.44

Weighted average limited partner units outstanding:
Basic	186,581	187,044
Diluted	187,145	187,502

See accompanying notes to the unaudited condensed consolidated financial statements.

ANTERO MIDSTREAM PARTNERS LP

Condensed Consolidated Statements of Operations and Comprehensive Income

Nine Months Ended September 30, 2017 and 2018

(Unaudited)

(In thousands, except per unit amounts)

	Nine Months Ended September 30,
	2017	2018
Revenue:
Gathering and compression–Antero Resources	$290,675	359,515
Water handling and treatment–Antero Resources	271,226	386,018
Gathering and compression–third party	264	—
Water handling and treatment–third party	—	655
Gain on sale of assets–Antero Resources	—	583
Total revenue	562,165	746,771
Operating expenses:
Direct operating	162,892	224,354
General and administrative (including $20,436 and $16,606 of equity-based compensation in 2017 and 2018, respectively)	43,562	44,967
Impairment of property and equipment	—	5,771
Depreciation	88,604	107,321
Accretion of contingent acquisition consideration	9,672	11,841
Accretion of asset retirement obligations	—	101
Total operating expenses	304,730	394,355
Operating income	257,435	352,416
Interest expense, net	(27,162)	(42,913)
Equity in earnings of unconsolidated affiliates	12,887	27,832
Net income and comprehensive income	243,160	337,335
Net income attributable to incentive distribution rights	(45,948)	(99,414)
Limited partners' interest in net income	$197,212	237,921

Net income per limited partner unit–basic and diluted	$1.06	1.27

Weighted average limited partner units outstanding:
Basic	185,240	186,999
Diluted	185,728	187,342

See accompanying notes to the unaudited condensed consolidated financial statements.

ANTERO MIDSTREAM PARTNERS LP

Condensed Consolidated Statements of Partners’ Capital

Nine Months Ended September 30, 2017

(Unaudited)

(In thousands)

	Limited Partners
	Common Unitholders Public	Common Unitholders Antero Resources	Subordinated Unitholder Antero Resources	General Partner	Total Partners' Capital
Balance at December 31, 2016	$1,458,410	26,820	(269,963)	7,543	1,222,810
Net income and comprehensive income	25,609	37,929	—	11,553	75,091
Distributions to unitholders	(19,606)	(30,484)	—	(7,543)	(57,633)
Conversion of subordinated units to common units	—	(269,963)	269,963	—	—
Equity-based compensation	2,149	4,137	—	—	6,286
Issuance of common units, net of offering costs	223,119	—	—	—	223,119
Balance at March 31, 2017	1,689,681	(231,561)	—	11,553	1,469,673
Net income and comprehensive income	29,769	42,079	—	15,328	87,176
Distributions to unitholders	(23,167)	(32,661)	—	(11,553)	(67,381)
Equity-based compensation	2,432	4,519	—	—	6,951
Issuance of common units upon vesting of equity-based compensation awards, net of units withheld for income taxes	627	(1,559)	—	—	(932)
Issuance of common units, net of offering costs	23,466	—	—	—	23,466
Balance at June 30, 2017	1,722,808	(219,183)	—	15,328	1,518,953
Net income and comprehensive income	25,996	35,830	—	19,067	80,893
Distributions to unitholders	(24,856)	(34,839)	—	(15,328)	(75,023)
Equity-based compensation	2,558	4,641	—	—	7,199
Sale of units held by Antero Resources to public	(19,940)	19,940	—	—	—
Issuance of common units, net of offering costs	2,364	—	—	—	2,364
Balance at September 30, 2017	$1,708,930	(193,611)	—	19,067	1,534,386

See accompanying notes to the unaudited condensed consolidated financial statements.

ANTERO MIDSTREAM PARTNERS LP

Condensed Consolidated Statements of Partners’ Capital

Nine Months Ended September 30, 2018

(Unaudited)

(In thousands)

	Limited Partners
	Common Unitholders Public	Common Unitholder Antero Resources	General Partner	Total Partners' Capital
Balance at December 31, 2017	$1,708,379	(215,682)	23,772	1,516,469
Net income and comprehensive income	37,524	42,128	28,453	108,105
Distributions to unitholders	(32,143)	(36,088)	(23,772)	(92,003)
Equity-based compensation	2,354	3,857	—	6,211
Issuance of common units upon vesting of equity-based compensation awards, net of units withheld for income taxes	32	(50)	—	(18)
Other	(5)	—	—	(5)
Balance at March 31, 2018	1,716,141	(205,835)	28,453	1,538,759
Net income and comprehensive income	35,965	40,356	33,145	109,466
Distributions to unitholders	(34,647)	(38,559)	(28,461)	(101,667)
Equity-based compensation	2,141	3,726	—	5,867
Issuance of common units upon vesting of equity-based compensation awards, net of units withheld for income taxes	2,707	(4,007)	—	(1,300)
Other	8	—	—	8
Balance at June 30, 2018	1,722,315	(204,319)	33,137	1,551,133
Net income and comprehensive income	38,629	43,319	37,816	119,764
Distributions to unitholders	(36,614)	(41,031)	(33,138)	(110,783)
Equity-based compensation	1,556	2,972	—	4,528
Issuance of common units upon vesting of equity-based compensation awards, net of units withheld for income taxes	225	(306)	—	(81)
Other	1	—	—	1
Balance at September 30, 2018	$1,726,112	(199,365)	37,815	1,564,562

See accompanying notes to unaudited condensed consolidated financial statements.

ANTERO MIDSTREAM PARTNERS LP

Condensed Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2017 and 2018

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2017	2018
Cash flows provided by (used in) operating activities:
Net income	$243,160	337,335
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	88,604	107,321
Accretion of contingent acquisition consideration	9,672	11,841
Accretion of asset retirement obligations	—	101
Impairment of property and equipment	—	5,771
Equity-based compensation	20,436	16,606
Equity in earnings of unconsolidated affiliates	(12,887)	(27,832)
Distributions from unconsolidated affiliates	10,120	29,660
Amortization of deferred financing costs	1,906	2,083
Gain on sale of assets–Antero Resources	—	(583)
Changes in assets and liabilities:
Accounts receivable–Antero Resources	(19,985)	(10,723)
Accounts receivable–third party	75	944
Prepaid expenses	(484)	(804)
Accounts payable–Antero Resources	857	(2,009)
Accounts payable–third party	1,181	4,221
Accrued liabilities	1,612	(2,530)
Net cash provided by operating activities	344,267	471,402
Cash flows provided by (used in) investing activities:
Additions to gathering systems and facilities	(254,619)	(337,623)
Additions to water handling and treatment systems	(143,470)	(68,325)
Investments in unconsolidated affiliates	(216,776)	(91,419)
Proceeds from sale of assets–Antero Resources	—	4,470
Change in other assets	(5,877)	(3,138)
Change in other liabilities	—	2,273
Net cash used in investing activities	(620,742)	(493,762)
Cash flows provided by (used in) financing activities:
Distributions to unitholders	(200,037)	(304,453)
Borrowings on bank credit facilities, net	217,000	320,000
Issuance of common units, net of offering costs	248,949	—
Employee tax withholding for settlement of equity compensation awards	(932)	(1,399)
Other	(52)	(151)
Net cash provided by financing activities	264,928	13,997
Net decrease in cash and cash equivalents	(11,547)	(8,363)
Cash and cash equivalents, beginning of period	14,042	8,363
Cash and cash equivalents, end of period	$2,495	—
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$42,530	53,576
Increase (decrease) in accrued capital expenditures and accounts payable for property and equipment	$2,936	(13,115)

See accompanying notes to unaudited condensed consolidated financial statements.

ANTERO MIDSTREAM PARTNERS LP

Notes to the Unaudited Condensed Consolidated Financial Statements

December 31, 2017 and September 30, 2018

(1)  Business and Organization

(a) Overview

Antero Midstream Partners LP (the “Partnership”) is a growth-oriented master limited partnership formed by Antero Resources Corporation (“Antero Resources”) to own, operate and develop midstream energy infrastructure primarily to service Antero Resources’ increasing production and completion activity in the Appalachian Basin’s Marcellus Shale and Utica Shale located in West Virginia and Ohio.  The Partnership’s assets consist of gathering pipelines, compressor stations, interests in processing and fractionation plants, and water handling and treatment assets, through which the Partnership and its affiliates provide midstream services to Antero Resources under long-term, fixed-fee contracts.  The Partnership’s unaudited condensed consolidated financial statements as of September 30, 2018 include the accounts of the Partnership and its 100% owned operating subsidiaries: Antero Midstream LLC, Antero Water LLC (“Antero Water”), Antero Treatment LLC (“Antero Treatment”), and Antero Midstream Finance Corporation (“Finance Corp”), all of which are entities under common control.

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

 (b) Simplification Agreement

On October 9, 2018, the Partnership, Antero Midstream GP LP (“AMGP”) and certain of their affiliates entered into a Simplification Agreement (as may be amended from time to time, the “Simplification Agreement”), pursuant to which, among other things, (1) AMGP will be converted from a limited partnership to a corporation under the laws of the State of Delaware, to be named Antero Midstream Corporation (which is referred to as “New AM” and the conversion, the “Conversion”); (2) an indirect, wholly owned subsidiary of New AM will be merged with and into the Partnership, with the Partnership surviving the merger as an indirect, wholly owned subsidiary of New AM (the “Merger”) and (3) all the issued and outstanding Series B Units representing limited liability company interests of Antero IDR Holdings LLC (“IDR Holdings”), a subsidiary of AMGP and the holder of all of the Partnership’s incentive distribution rights, will be exchanged for an aggregate of approximately 17.35 million shares of New AM’s common stock (the “Series B Exchange”). The Conversion, the Merger, the Series B Exchange and the other transactions contemplated by the Simplification Agreement are collectively referred to as the “Transactions”.  As a result of the Transactions, the Partnership will be a wholly owned subsidiary of New AM and former shareholders of AMGP and unitholders of the Partnership will each own New AM’s common stock.

If the Transactions are completed, (1) each holder of the Partnership’s common units other than Antero Resources (the “AM Public Unitholders”), will be entitled to receive, at its election, one of (i) $3.415 in cash without interest and 1.6350 validly issued, fully paid, nonassessable shares of New AM’s common stock for each of the Partnership’s common units held (the “Public Mixed Consideration”); (ii) 1.6350 shares of New AM’s common stock plus an additional number of shares of New AM’s common stock equal to the quotient of (A) $3.415 and (B) the average of the 20-day volume-weighted average trading price per AMGP common share prior to the final election day for AM Public Unitholders (the “AMGP VWAP”), for each of the Partnership’s common units held (the “Public Stock Consideration”); or (iii) $3.415 in cash plus an additional amount of cash equal to the product of (A) 1.6350 and (B) the AMGP VWAP for each of the Partnership’s common units held (the “Public Cash Consideration”); and (2) in exchange for each of the Partnership’s common units held, Antero Resources will be entitled, subject to certain adjustments (as described below), to receive $3.00 in cash without interest and 1.6023 validly issued, fully paid, nonassessable shares of New AM’s common stock for each of the Partnership’s common units held by Antero Resources (the “AR Mixed Consideration”).

ANTERO MIDSTREAM PARTNERS LP

Notes to the Unaudited Condensed Consolidated Financial Statements

December 31, 2017 and September 30, 2018

The aggregate cash consideration to be paid to Antero Resources and the AM Public Unitholders will be fixed at an amount equal to the aggregate amount of cash that would have been paid and issued if all AM Public Unitholders received $3.415 in cash per common unit and Antero Resources received $3.00 in cash per common unit, which is approximately $598 million (the “Available Cash”).  If the Available Cash exceeds the cash consideration elected to be received by the AM Public Unitholders, Antero Resources may elect to increase the total amount of cash consideration to be received as a part of the AR Mixed Consideration up to an amount equal to the excess and the amount of shares it will receive will be reduced accordingly based on the AMGP VWAP. In addition, the consideration to be received each AM Public Unitholder may be prorated in the event that more cash or equity is elected to be received than what would otherwise have been paid if all AM Public Unitholders had received the Public Mixed Consideration and Antero Resources received the AR Mixed Consideration.

The Merger should be a taxable event for the Partnership’s unitholders, even if a unitholder receives no cash consideration other than cash received in lieu of fractional shares, if any, in the Merger. The amount and character of gain or loss recognized by each unitholder in the Merger will vary depending on such unitholder’s particular situation, including the value of the shares of New AM’s common stock, if any, received by such unitholder, the amount of any cash received by such unitholder, the adjusted tax basis of such unitholder’s common units (and any changes to such tax basis as a result of our allocations of income, gain, loss and deduction to such unitholder for the taxable year that includes the Merger), and the amount of any suspended passive losses that may be available to such unitholder to offset a portion of the gain recognized by such unitholder in connection with the Merger.

The closing of the Transactions is expected in the first quarter of 2019, subject to the satisfaction or waiver of customary closing conditions, including the approval of the Simplification Agreement, the Merger and the other Transactions contemplated thereby, as applicable, by the Partnership’s common unitholders and AMGP’s shareholders.  AMGP and the Partnership expect to fund the cash portion of the merger consideration with borrowings under the Partnership’s revolving credit facility.  The revolving credit facility was amended on October 31, 2018 to increase lender commitments from $1.5 billion to $2.0 billion.

Also on October 9, 2018, in connection with the entry into the Simplification Agreement, (1) the Partnership entered into a voting agreement with AMGP’s shareholders owning a majority of the outstanding AMGP common shares, pursuant to which, among other things, such shareholders agreed to vote in favor of the Transactions, (2) AMGP entered into a voting agreement with Antero Resources, pursuant to which, among other things, Antero Resources agreed to vote in favor of the Transactions and (3) AMGP, Antero Resources, certain funds affiliated with Warburg Pincus LLC and Yorktown Partners LLC (together, the “Sponsor Holders”), Paul M. Rady and Glen C. Warren, Jr. (Messrs. Rady and Warren together, the “Management Stockholders”) entered into a Stockholders’ Agreement, pursuant to which, among other things, Antero Resources, the Sponsor Holders and the Management Holders will have the ability to designate members of the New AM board of directors under certain circumstances, effective as the closing of the Transactions.

(2)  Summary of Significant Accounting Policies

(a) Basis of Presentation

These unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) applicable to interim financial information and should be read in the context of the December 31, 2017 consolidated financial statements and notes thereto for a more complete understanding of the Partnership’s operations, financial position, and accounting policies.  The December 31, 2017 consolidated financial statements have been filed with the SEC in the Partnership’s 2017 Form 10-K.

These unaudited condensed consolidated financial statements of the Partnership have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, and, accordingly, do not include all of the information and footnotes required by GAAP for complete consolidated financial statements.  In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments (consisting of normal and recurring accruals) considered necessary for a fair presentation of the Partnership’s financial position as of December 31, 2017 and September 30, 2018, and the results of our operations for three and nine months ended September 30, 2017 and 2018, and its cash

ANTERO MIDSTREAM PARTNERS LP

Notes to the Unaudited Condensed Consolidated Financial Statements

December 31, 2017 and September 30, 2018

flows for the nine months ended September 30, 2017 and 2018.  The Partnership has no items of other comprehensive income; therefore, its net income is equal to its comprehensive income.

Certain costs of doing business incurred by Antero Resources on the Partnership’s behalf have been reflected in the accompanying unaudited condensed consolidated financial statements.  These costs include general and administrative expenses attributed to the Partnership by Antero Resources in exchange for:

•	business services, such as payroll, accounts payable and facilities management;
•	corporate services, such as finance and accounting, legal, human resources, investor relations and public and regulatory policy; and
•	employee compensation, including equity‑based compensation.

Transactions between the Partnership and Antero Resources have been identified in the unaudited condensed consolidated financial statements (see Note 3—Transactions with Affiliates).

As of the date these unaudited condensed consolidated financial statements were filed with the SEC, the Partnership completed its evaluation of potential subsequent events for disclosure and no items requiring disclosure were identified other than as disclosed in Note 15 – Subsequent Events.

(b)  Revenue Recognition

The Partnership provides gathering and compression and water handling and treatment services under fee-based contracts primarily based on throughput or at cost plus a margin.  Under these arrangements, the Partnership receives fees for gathering oil and gas products, compression services, and water handling and treatment services.  The revenue the Partnership earns from these arrangements is directly related to (1) in the case of natural gas gathering and compression, the volumes of metered natural gas that it gathers, compresses, and delivers to natural gas compression sites or other transmission delivery points, (2) in the case of oil gathering, the volumes of metered oil that it gathers and delivers to other transmission delivery points, (3) in the case of fresh water services, the quantities of fresh water delivered to its customers for use in their well completion operations, (4) in the case of wastewater treatment services performed by the Partnership, the quantities of wastewater treated for our customers, or (5) in the case of flowback and produced water services provided by third parties, the third party costs the Partnership incurs plus 3%. The Partnership recognizes revenue when it satisfies a performance obligation by delivering a service to a customer.

(c)Use of Estimates

The preparation of the unaudited condensed consolidated financial statements and notes in conformity with GAAP requires that management formulate estimates and assumptions that affect revenues, expenses, assets, liabilities, and the disclosure of contingent assets and liabilities.  Items subject to estimates and assumptions include the useful lives of property and equipment, as well as the valuation of accrued liabilities, among others.  Although management believes these estimates are reasonable, actual results could differ from these estimates.

(d)Cash and Cash Equivalents

The Partnership considers all liquid investments purchased with an initial maturity of three months or less to be cash equivalents.  The carrying value of cash and cash equivalents approximates fair value due to the short-term nature of these instruments.  From time to time, the Partnership may be in the position of a “book overdraft” in which outstanding checks exceed cash and cash equivalents.  The Partnership classifies book overdrafts within accounts payable within its unaudited condensed consolidated balance sheets, and classifies the change in accounts payable associated with book overdrafts as an operating activity within its unaudited condensed consolidated statements of cash flows. The Partnership classified $2.8 million of book overdrafts within accounts payable as of September 30, 2018.

ANTERO MIDSTREAM PARTNERS LP

Notes to the Unaudited Condensed Consolidated Financial Statements

December 31, 2017 and September 30, 2018

(e)Property and Equipment

Property and equipment primarily consists of gathering pipelines, compressor stations, fresh water delivery pipelines and facilities, and the wastewater treatment facility and related landfill used for the disposal of waste therefrom, stated at historical cost less accumulated depreciation and amortization.  The Partnership capitalizes construction-related direct labor and material costs.  The Partnership also capitalized interest on capital costs during the construction phase of the wastewater treatment facility, which was placed in service in May 2018.  The Partnership capitalized interest of $3 million for the three months ended September 30, 2017 and no interest for the three months ended September 30, 2018.  For the nine months ended September 30, 2017 and 2018, the Partnership capitalized interest of $9 million and $4 million, respectively.  Net operating expenses incurred during wastewater treatment facility commissioning were capitalized.  Due to delays in reaching contractual treatment capacity of the wastewater treatment facility, the Partnership has and continues to accrue for liquidated damages from the vendor.  At September 30, 2018, the Partnership had accrued $16 million for liquidated damages as a receivable and reduction in cost of the facility.  Maintenance and repair costs are expensed as incurred.

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

Amortization of landfill airspace consists of the amortization of landfill capital costs, including those that have been incurred and capitalized and estimated future costs for landfill development and construction, as well as the amortization of asset retirement costs arising from landfill final capping, closure, and post-closure obligations.  Amortization expense is recorded on a units-of-consumption basis, applying cost as a rate per-cubic yard.  The rate per-cubic yard is calculated by dividing each component of the amortizable basis of the landfill by the number of cubic yards needed to fill the corresponding asset’s airspace.  Landfill capital costs and closure and post-closure asset retirement costs are generally incurred to support the operation of the landfill over its entire operating life and are, therefore, amortized on a per-cubic yard basis using a landfill’s total airspace capacity.  Estimates of disposal capacity and future development costs are created using input from independent engineers and internal technical teams and are reviewed at least annually.  However, future events could cause a change in estimates, thereby impacting future amortization amounts.

ANTERO MIDSTREAM PARTNERS LP

Notes to the Unaudited Condensed Consolidated Financial Statements

December 31, 2017 and September 30, 2018

Our investment in property and equipment as of the dates presented was as follows (in thousands):

	Estimated	December 31,	September 30,
	useful lives	2017	2018
Land	n/a	$15,382	18,649
Gathering systems and facilities	20 years	1,781,386	2,075,542
Fresh water permanent buried pipelines and equipment	20 years	472,810	510,374
Wastewater treatment facility	30 years	—	299,567
Fresh water surface pipelines and equipment	5 years	46,139	61,865
Landfill	n/a(1)	—	58,318
Heavy trucks and equipment	5 years	—	4,831
Above ground storage tanks	10 years	4,301	4,824
Construction-in-progress(2)	n/a	654,904	316,545
Total property and equipment		2,974,922	3,350,515
Less accumulated depreciation		(369,320)	(476,641)
Property and equipment, net		$2,605,602	2,873,874

(1)   Amortization of landfill costs is recorded over the life of the landfill on a units-of-consumption basis.

(2)   As of December 31, 2017, construction-in-progress included $355 million for the construction of the wastewater treatment facility and landfill, which was placed in service in May 2018.

(f)Asset Retirement Obligations

In December 2017, the Partnership completed the construction of a landfill site to be used for the disposal of waste from its wastewater treatment facility.  The landfill began accepting waste in January 2018.  The Partnership’s asset retirement obligations relate to its obligation to close, maintain, and monitor landfill cells and support facilities.  After the entire landfill has reached capacity and is certified closed, the Partnership must continue to maintain and monitor the landfill for a post-closure period, which generally extends for 30 years.  The Partnership records the fair value of its landfill retirement obligations as a liability in the period in which the regulatory obligation to retire a specific asset is triggered.  For the Partnership’s individual landfill cells, the required closure and post-closure obligations under the terms of its permits and its intended operation of the landfill cell are triggered and recorded when the cell is placed into service and waste is initially disposed in the landfill cell.  The fair value is based on the total estimated costs to close the landfill cell and perform post-closure activities once the landfill cell has reached capacity and is no longer accepting waste.  Retirement obligations are increased each year to reflect the passage of time by accreting the balance at the weighted average credit-adjusted risk-free rate that is used to calculate the recorded liability, with accretion charged to direct costs.  Actual cash expenditures to perform closure and post-closure activities reduce the retirement obligation liabilities as incurred.  After initial measurement, asset retirement obligations are adjusted at the end of each period to reflect changes, if any, in the estimated future cash flows underlying the obligation.  Landfill retirement assets are capitalized as the related retirement obligations are incurred, and are amortized on a units-of-consumption basis as the disposal capacity is consumed.

The Partnership is under no legal obligations, neither contractually nor under the doctrine of promissory estoppel, to restore or dismantle its gathering pipelines, compressor stations, water delivery pipelines and facilities and wastewater treatment facility upon abandonment.  The Partnership’s gathering pipelines, compressor stations, fresh water delivery pipelines and facilities and wastewater treatment facility have an indeterminate life, if properly maintained.  Accordingly, the Partnership is not able to make a reasonable estimate of when future dismantlement and removal dates of its pipelines, compressor stations and facilities will occur.  It has been determined by the Partnership’s operational management team that abandoning all other ancillary equipment, outside of the assets stated above, would require minimal costs.

ANTERO MIDSTREAM PARTNERS LP

Notes to the Unaudited Condensed Consolidated Financial Statements

December 31, 2017 and September 30, 2018

(g)Equity‑Based Compensation

The Partnership’s unaudited condensed consolidated financial statements reflect various equity-based compensation awards granted by Antero Resources, as well as compensation expense associated with the Partnership’s plan.  These awards include profits interests awards, restricted stock, stock options, restricted units, and phantom units.  In each period, the Partnership recognizes expense in an amount allocated from Antero Resources, with the offset included in partners’ capital.  See Note 3—Transactions with Affiliates for additional information regarding Antero Resources’ allocation of expenses to the Partnership.

Under the Antero Midstream Partners LP Long-Term Incentive Plan (“Midstream LTIP”), certain non-employee directors of the general partner and certain officers, employees and consultants the general partner and its affiliates are eligible to receive awards representing equity interests in the Partnership.  An aggregate of 10,000,000 common units may be delivered pursuant to awards under the Midstream LTIP, subject to customary adjustments.  For accounting purposes, these units are treated as if they are distributed from the Partnership to Antero Resources.  Antero Resources recognizes compensation expense for the units awarded to its employees and a portion of that expense is allocated to the Partnership.  See Note 8—Equity-Based Compensation.

(h)Income Taxes

Our unaudited condensed consolidated financial statements do not include a provision for income taxes as we are treated as a partnership for federal and state income tax purposes, with each partner being separately taxed on its distributive share of our items of income, gain, loss, or deduction.

(i)Fair Value Measures

The Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosures, clarifies the definition of fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  This guidance also relates to all nonfinancial assets and liabilities that are not recognized or disclosed on a recurring basis (e.g., the initial recognition of asset retirement obligations and impairments of long‑lived assets).  The fair value is the price that the Partnership estimates would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  A fair value hierarchy is used to prioritize inputs to valuation techniques used to estimate fair value.  An asset or liability subject to the fair value requirements is categorized within the hierarchy based on the lowest level of input that is significant to the fair value measurement.  The Partnership’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.  The highest priority (Level 1) is given to unadjusted quoted market prices in active markets for identical assets or liabilities, and the lowest priority (Level 3) is given to unobservable inputs.  Level 2 inputs are data, other than quoted prices included within Level 1, that are observable for the asset or liability, either directly or indirectly.

The carrying values on the balance sheet of the Partnership’s cash and cash equivalents, accounts receivable—Antero Resources, accounts receivable—third party, prepaid expenses, other assets, accounts payable—Antero Resources, accounts payable, accrued liabilities, other current liabilities, other liabilities and the revolving credit facility approximate fair values due to their short-term maturities.

(j)Investments in Unconsolidated Affiliates

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

ANTERO MIDSTREAM PARTNERS LP

Notes to the Unaudited Condensed Consolidated Financial Statements

December 31, 2017 and September 30, 2018

(k)Adoption of New Accounting Principle

On May 28, 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers.  The ASU replaces most existing revenue recognition guidance in GAAP when it became effective and was incorporated into GAAP as Accounting Standards Codification (“ASC”) Topic 606.  The new standard became effective for us on January 1, 2018.  The standard permits the use of either the full retrospective or modified restrospective transition method.  The Partnership elected the modified retrospective transition method.  The adoption of ASU 2014-09 did not have a material impact on our financial results.  See Note 4—Revenue for the Partnership’s required disclosures under ASC 606.

(l)Recently Issued Accounting Standard

On February 25, 2016, the FASB issued ASU No. 2016-02, Leases, which requires all leasing arrangements to be presented in the balance sheet as liabilities along with a corresponding asset.  The ASU will replace most existing leases guidance in GAAP when it becomes effective.  The new standard becomes effective for the Partnership on January 1, 2019.  Although early application is permitted, the Partnership does not plan to early adopt the ASU.  The standard requires the use of the modified retrospective transition method.  The Partnership is evaluating the effect that ASU 2016-02 will have on its consolidated financial statements and related disclosures.  The Partnership is evaluating the standard’s applicability to its various contractual arrangements with Antero Resources, and the Partnership believes that the application of the ASU to its contractual arrangements with Antero Resources could be subject to differing interpretations.  The accounting treatment for these arrangements under the ASU could include (i) the recognition of our Antero contracts as leases under the ASU, (ii) characterization of our servicing revenues from gathering, compression, and water handling and treatment as revenues from leasing or financing, and (iii) derecognition of assets on our balance sheet that are used to provide services under contracts containing variable payment terms.  Other interpretations and applications of the standard may be possible, including no material changes to the accounting for these contractual arrangements.  The Partnership is updating its accounting policies and internal controls that would be impacted by the new guidance and implementing information technology tools to assist with its ongoing lease data collection and analysis to ensure readiness for adoption in the first quarter of 2019.  The Partnership continues to monitor relevant industry guidance regarding implementation of ASU 2016-02 and will adjust its implementation of the standard as necessary.  The Partnership believes that adoption of the standard will not impact its operational strategies, growth prospects, or cash flow.

(3) Transactions with Affiliates

(a)Revenues

All revenues earned in the three and nine months ended September 30, 2017 and 2018, except revenues earned from third parties, were earned from Antero Resources, under various agreements for gathering and compression and water handling and treatment services.

(b)Accounts receivable—Antero Resources and Accounts payable—Antero Resources

Accounts receivable—Antero Resources represents amounts due from Antero Resources, primarily related to gathering and compression services and water handling and treatment services.  Accounts payable—Antero Resources represents amounts due to Antero Resources for general and administrative and other costs.

(c)Allocation of Costs

The employees supporting the Partnership’s operations are employees of Antero Resources.  Direct operating expense includes allocated costs of $2.6 million and $1.8 million during the three months ended September 30, 2017 and 2018, and $5.0 million and $5.3 million during the nine months ended September 30, 2017 and 2018 respectively, related to labor charges for Antero Resources employees associated with the operation of our gathering lines, compressor stations, and water handling and treatment assets.  General and administrative expense includes allocated costs of $13.0 million and $12.8 million during the three months ended

ANTERO MIDSTREAM PARTNERS LP

Notes to the Unaudited Condensed Consolidated Financial Statements

December 31, 2017 and September 30, 2018

September 30, 2017 and 2018, and $39.8 million and $39.9 million during the nine months ended September 30, 2017 and 2018, respectively.  These costs relate to: (i) various business services, including payroll processing, accounts payable processing and facilities management, (ii) various corporate services, including legal, accounting, treasury, information technology and human resources and (iii) compensation, including equity-based compensation (see Note 8—Equity-Based Compensation for more information).  These expenses are charged or allocated to the Partnership based on the nature of the expenses and are allocated based on a combination of the Partnership’s proportionate share of gross property and equipment, capital expenditures and labor costs, as applicable.  The Partnership reimburses Antero Resources directly for all general and administrative costs allocated to it, with the exception of noncash equity compensation allocated to the Partnership for awards issued under the Antero Resources long-term incentive plan or the Midstream LTIP.

(4)  Revenue

(a)   Revenue from Contracts with Customers

All of the Partnership’s revenues are derived from service contracts with customers, and are recognized when the Partnership satisfies a performance obligation by delivering a service to a customer.  Antero Resources is the Partnership’s most significant customer, and the Partnership expects to derive substantially all of its revenues from Antero Resources for the foreseeable future.  The following sets forth the nature, timing of satisfaction of performance obligations, and significant payment terms of the Partnership’s contracts with Antero Resources.

Gathering and Compression Agreement

Antero Resources has dedicated all of its current and future acreage in West Virginia, Ohio and Pennsylvania to the Partnership for gathering and compression services except for acreage attributable to existing third-party commitments.  The Partnership also has an option to gather and compress natural gas produced by Antero Resources on any acreage it acquires in the future outside of West Virginia, Ohio and Pennsylvania on the same terms and conditions.  Under the gathering and compression agreement, the Partnership receives a low pressure gathering fee of $0.30 per Mcf, a high pressure gathering fee of $0.18 per Mcf, and a compression fee of $0.18 per Mcf, in each case subject to CPI-based adjustments since 2014.  In addition, the agreement stipulates that the Partnership receives a reimbursement for the actual cost of electricity used at its compressor stations.

The Partnership satisfies its performance obligations and recognizes revenue when low pressure volumes are delivered to a compressor station, high pressure volumes are delivered to a processing plant or transmission pipeline, and compression volumes are delivered to a high pressure line.  The Partnership invoices the customer the month after each service is performed, and payment is due in the same month.

Water Handling and Treatment Agreement

In connection with Antero Resources’ contribution of Antero Water and certain wastewater treatment assets to the Partnership in September 2015 (the “Water Acquisition”), the Partnership entered into a water services agreement with Antero Resources whereby the Partnership agreed to provide certain water handling and treatment services to Antero Resources within an area of dedication in defined service areas in Ohio and West Virginia.  Antero Resources agreed to pay the Partnership for all water handling and treatment services provided by the Partnership in accordance with the terms of the water services agreement.  The initial term of the water services agreement is 20 years from September 23, 2015 and from year to year thereafter until terminated by either party.  Under the agreement, the Partnership receives a fixed fee of $3.685 per barrel in West Virginia and $3.635 per barrel in Ohio and all other locations for fresh water deliveries by pipeline directly to the well site, as well as $3.116 per barrel for fresh water delivered by truck to high-rate transfer facilities.  All of these fees have been subject to annual CPI adjustments since the inception of the agreement in 2015.  Antero Resources also agreed to pay the Partnership a fixed fee of $4.00 per barrel for wastewater treatment at the advanced wastewater treatment complex, in each case subject to annual CPI-based adjustments and additional fees based on certain costs.

ANTERO MIDSTREAM PARTNERS LP

Notes to the Unaudited Condensed Consolidated Financial Statements

December 31, 2017 and September 30, 2018

Under the water services agreement, the Partnership may also contract with third parties to provide water services to Antero Resources.  Antero Resources reimburses the Partnership for third party out-of-pocket costs plus a 3% markup.

The Partnership satisfies its performance obligations and recognizes revenue when the fresh water volumes have been delivered to the hydration unit of a specified well pad and the wastewater volumes have been delivered to the Partnership’s wastewater treatment facility.  The Partnership invoices the customer the month after water services are performed, and payment is due in the same month.  For services contracted through third party providers, the Partnership’s performance obligation is satisfied when the service to be performed by the third party provider has been completed.  The Partnership invoices the customer after the third party provider billing is received, and payment is due in the same month.

Minimum Volume Commitments

Both the gathering and compression and water handling and treatment agreements include certain minimum volume commitment provisions, which are intended to support the stability of our cash flows.  If and to the extent Antero Resources requests that the Partnership constructs new high pressure lines and compressor stations, the gathering and compression agreement contains minimum volume commitments that require Antero Resources to utilize or pay for 75% and 70%, respectively, of the capacity of such new construction for 10 years.  Antero Resources also committed to pay a fee on a minimum volume of fresh water deliveries in calendar years 2016 through 2019.  Antero Resources is obligated to pay a minimum volume fee to the Partnership in the event the aggregate volume of fresh water delivered to Antero Resources under the water services agreement is less than 120,000 barrels per day in 2018 and 2019.  The Partnership recognizes revenue related to these minimum volume commitments at the time it is determined that the volumes will not be consumed by Antero Resources, and the amount of the shortfall is known.

Minimum revenue amounts under the minimum volume commitments are as follows (in thousands):

	Remainder	Year Ended December 31,
	of 2018	2019	2020	2021	2022	2023	Thereafter	Total
Minimum revenue under the Gathering and Compression Agreement	$24,351	158,725	159,160	158,725	158,725	158,725	498,917	1,317,328
Minimum revenue under the Water Handling and Treatment Agreement	—	165,564	—	—	—	—	—	165,564
Total	$24,351	324,289	159,160	158,725	158,725	158,725	498,917	1,482,892

ANTERO MIDSTREAM PARTNERS LP

Notes to the Unaudited Condensed Consolidated Financial Statements

December 31, 2017 and September 30, 2018

(b)   Disaggregation of Revenue

In the following table, revenue is disaggregated by type of service and type of fee (in thousands).  The table also identifies the reportable segment to which the disaggregated revenues relate.  For more information on reportable segments, see Note 14—Reportable Segments.

	Three Months Ended September 30,		Nine Months Ended September 30,		Segment to which
	2017	2018	2017	2018	revenues relate
Revenue from contracts with customers
Type of service
Gathering—low pressure	$46,153	63,884	$141,783	174,539	Gathering and Processing
Gathering—high pressure	33,365	38,409	90,095	102,714	Gathering and Processing
Compression	21,000	30,909	58,997	82,262	Gathering and Processing
Condensate gathering	—	—	64	—	Gathering and Processing
Fresh water delivery	48,352	68,144	156,635	222,367	Water Handling and Treatment
Wastewater treatment	—	5,260	—	8,431	Water Handling and Treatment
Other fluid handling	44,759	59,599	114,591	155,875	Water Handling and Treatment
Total	$193,629	266,205	$562,165	746,188
Type of contract
Fixed Fee	$100,518	133,202	$290,939	359,515	Gathering and Processing
Fixed Fee	48,352	73,404	156,635	230,798	Water Handling and Treatment
Cost plus 3%	44,759	59,599	114,591	155,875	Water Handling and Treatment
Total	$193,629	266,205	$562,165	746,188

Gain on sale of assets	—	—	—	583	Gathering and Processing
Total revenue	$193,629	266,205	562,165	746,771

(c)   Transaction Price Allocated to Remaining Performance Obligations

The majority of the Partnership’s service contracts have a term greater than one year.  As such, the Partnership has utilized the practical expedient in ASC 606, which states that a company is not required to disclose the transaction price allocated to remaining performance obligations if the variable consideration is allocated entirely to a wholly unsatisfied performance obligation.  Under the Partnership’s service contracts, each unit of product delivered to the customer represents a separate performance obligation; therefore, future volumes are wholly unsatisfied and disclosure of the transaction price allocated to remaining performance obligations is not required.

The remainder of our service contracts, which relate to contracts with third parties, are short-term in nature with a contract term of one year or less.  The Partnership has utilized an additional practical expedient in ASC 606, which exempts the Partnership from disclosure of the transaction price allocated to remaining performance obligations if the performance obligation is part of a contract that has an original expected duration of one year or less.

(d)   Contract Balances

Under the Partnership’s service contracts, the Partnership invoices customers after its performance obligations have been satisfied, at which point payment is unconditional.  Accordingly, the Partnership’s service contracts do not give rise to contract assets or liabilities under ASC 606.  At December 31, 2017 and September 30, 2018, the Partnership’s receivables with customers were $110 million and $116 million, respectively.

ANTERO MIDSTREAM PARTNERS LP

Notes to the Unaudited Condensed Consolidated Financial Statements

December 31, 2017 and September 30, 2018

(5)Long-Term Debt

Long-term debt was as follows at December 31, 2017 and September 30, 2018 (in thousands):

	December 31, 2017	September 30, 2018
Credit Facility (a)	$555,000	875,000
5.375% senior notes due 2024 (b)	650,000	650,000
Net unamortized debt issuance costs	(9,000)	(8,146)
Total long-term debt	$1,196,000	1,516,854

(a)  Revolving Credit Facility

On October 26, 2017, the Partnership entered into an amended and restated senior revolving credit facility (our “Credit Facility” or “revolving credit facility”).  The Credit Facility provides for fall away covenants and lower interest rates that are triggered if and when the Partnership elects to enter into an Investment Grade Period, as described below.

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

During a period that is not an Investment Grade Period, the Credit Facility is ratably secured by mortgages on substantially all of the Partnership’s properties, including the properties of its subsidiaries, and guarantees from its subsidiaries.  During an Investment Grade Period, the liens securing the obligations thereunder shall be automatically released (subject to the provisions of the Credit Facility).

The revolving credit facility contains certain covenants including restrictions on indebtedness, and requirements with respect to leverage and interest coverage ratios; provided, however, that during an Investment Grade Period, such covenants become less restrictive on the Partnership.  The revolving credit facility permits distributions to the holders of the Partnership’s equity interests in accordance with the cash distribution policy adopted by the board of directors of the general partner in connection with the Partnership’s initial public offering, provided that no event of default exists or would be caused thereby, and only to the extent permitted by our organizational documents.  The Partnership was in compliance with all of the financial covenants under the Credit Facility as of December 31, 2017 and September 30, 2018.

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

At December 31, 2017 and September 30, 2018, the Partnership had borrowings under the Credit Facility of $555 million and $875 million, respectively, with a weighted average interest rate of 2.81% and 3.39%, respectively.  No letters of credit were outstanding at December 31, 2017 or September 30, 2018 under the Credit Facility.

ANTERO MIDSTREAM PARTNERS LP

Notes to the Unaudited Condensed Consolidated Financial Statements

December 31, 2017 and September 30, 2018

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

(6)  Accrued Liabilities

Accrued liabilities as of December 31, 2017 and September 30, 2018 consisted of the following items (in thousands):

	December 31,	September 30,
	2017	2018
Capital expenditures	$63,286	48,067
Operating expenses	29,905	35,607
Interest expense	10,508	1,988
Other	2,307	2,596
Total accrued liabilities	$106,006	88,258

(7)  Asset Retirement Obligations

The following is a reconciliation of our asset retirement obligations for the period shown below (in thousands):

Asset retirement obligations—December 31, 2017	$—
Obligations incurred	3,047
Accretion expense	101
Asset retirement obligations—September 30, 2018	$3,148

(8)Equity-Based Compensation

The Partnership’s general and administrative expenses include equity-based compensation costs allocated to it by Antero Resources for grants made pursuant to Antero Resources’ long‑term incentive plan and the Midstream LTIP.  Equity‑based compensation expense allocated to the Partnership was $7.2 million and $4.5 million for the three months ended September 30, 2017 and 2018, respectively, and $20.4 million and $16.6 million for the nine months ended September 30, 2017 and 2018, respectively.  These expenses were allocated to the Partnership based on its proportionate share of Antero Resources’ labor costs.  Antero Resources has unamortized expense totaling approximately $79 million as of September 30, 2018 related to its various equity-based compensation plans, which includes the Midstream LTIP.  A portion of this will be allocated to the Partnership as it is amortized over the remaining service period of the related awards.  The Partnership does not reimburse Antero Resources for noncash equity compensation allocated to it for awards issued under the Antero Resources long-term incentive plan or the Midstream LTIP.

ANTERO MIDSTREAM PARTNERS LP

Notes to the Unaudited Condensed Consolidated Financial Statements

December 31, 2017 and September 30, 2018

Midstream LTIP

The Partnership’s general partner manages its operations and activities, and Antero Resources employs the personnel who provide support to the Partnership’s operations.  The general partner has adopted the Midstream LTIP, pursuant to which non‑employee directors of the general partner and certain officers, employees and consultants of the general partner and its affiliates are eligible to receive awards representing limited partner interests in the Partnership.  An aggregate of 10,000,000 common units may be delivered pursuant to awards under the Midstream LTIP, subject to customary adjustments.  A total of 7,752,232 common units are available for future grant under the Midstream LTIP as of September 30, 2018.  Restricted units and phantom units granted under the Midstream LTIP vest subject to the satisfaction of service requirements, upon the completion of which common units in the Partnership are delivered to the holder of the restricted units or phantom units.  Phantom units also contain distribution equivalent rights, which entitle the holder of vested common units to receive a “catch up” payment equal to common unit distributions paid during the vesting period of the phantom unit award.  Compensation related to each restricted unit and phantom unit award is recognized on a straight-line basis over the requisite service period of the entire award.  The grant date fair values of these awards are determined based on the closing price of the Partnership’s common units on the date of grant.  These units are accounted for as if they are distributed by the Partnership to Antero Resources.  Antero Resources recognizes compensation expense for the units awarded and a portion of that expense is allocated to the Partnership.  Antero Resources allocates equity-based compensation expense to the Partnership based on our proportionate share of Antero Resources’ labor costs.  The Partnership’s portion of the equity-based compensation expense is included in general and administrative expenses, and recorded as a credit to the applicable classes of partners’ capital.

A summary of restricted unit and phantom unit awards activity during the nine months ended September 30, 2018 is as follows:

		Weighted average	Aggregate
	Number of	grant date	intrinsic value
	units	fair value	(in thousands)
Total awarded and unvested—December 31, 2017	1,042,963	$28.69	$30,288
Granted	247,692	$25.84
Vested	(144,620)	$30.17
Forfeited	(93,419)	$28.64
Total awarded and unvested—September 30, 2018	1,052,616	$28.15	$30,168

Intrinsic values are based on the closing price of the Partnership’s common units on the referenced dates.  Midstream LTIP unamortized expense of $16.3 million at September 30, 2018, is expected to be recognized over a weighted average period of approximately 2.5 years and the Partnership’s proportionate share will be allocated to it as it is recognized.

ANTERO MIDSTREAM PARTNERS LP

Notes to the Unaudited Condensed Consolidated Financial Statements

December 31, 2017 and September 30, 2018

(9)Partnership Equity and Distributions

Our Minimum Quarterly Distribution

Our partnership agreement provides for a minimum quarterly distribution of $0.17 per unit for each quarter, or $0.68 per unit on an annualized basis.

If cash distributions to the Partnership’s unitholders exceed $0.1955 per common unit in any quarter, the Partnership’s unitholders and the holder of the Partnership’s incentive distribution rights (“IDRs”), will receive distributions according to the following percentage allocations:

	Marginal Percentage
Total Quarterly Distribution	Interest in Distributions
Target Amount	Unitholders	Holder of IDRs
above $0.1955 up to $0.2125	85%	15%
above $0.2125 up to $0.2550	75%	25%
above $0.2550	50%	50%

General Partner Interest

Our general partner owns a non-economic general partner interest in us, which does not entitle it to receive cash distributions.  However, our general partner is under common control with the holder of the IDRs and may in the future own common units or other equity interests in us and would be entitled to receive distributions on any such interests.

Cash Distributions

Cash distributions to the Partnership’s unitholders have been as follows:

			Distributions
Quarter and Year	Record Date	Distribution Date	Common unitholders	Holder of IDRs	Total	Distributions per unit
Q4 2016	February 1, 2017	February 8, 2017	$50,090	7,543	57,633	$0.280
*	April 21, 2017	April 30, 2017	75	—	75	*
Q1 2017	May 3, 2017	May 10, 2017	55,753	11,553	67,306	0.300
Q2 2017	August 3, 2017	August 16, 2017	59,695	15,328	75,023	0.320
Q3 2017	November 1, 2017	November 16, 2017	63,454	19,067	82,521	0.340
*	November 12, 2017	November 17, 2017	1,392	—	1,392	*
	Total 2017		$230,459	53,491	283,950

Q4 2017	February 1, 2018	February 13, 2018	$68,231	23,772	92,003	$0.365
*	April 15, 2018	April 20, 2018	263	—	263	*
Q1 2018	May 3, 2018	May 18, 2018	72,943	28,461	101,404	0.390
*	July 15, 2018	July 31, 2018	21	—	21	*
Q2 2018	August 2, 2018	August 17, 2018	77,624	33,138	110,762	0.415
	Total 2018		$219,082	85,371	304,453

*     Distribution equivalent rights on limited partner interests that vested under the Midstream LTIP.

ANTERO MIDSTREAM PARTNERS LP

Notes to the Unaudited Condensed Consolidated Financial Statements

December 31, 2017 and September 30, 2018

(10) Net Income Per Limited Partner Unit

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

The Partnership computes earnings per unit using the two-class method for master limited partnerships.  Under the two-class method, earnings per unit is calculated as if all of the earnings for the period were distributed under the terms of the partnership agreement, regardless of whether the general partner has discretion over the amount of distributions to be made in any particular period, whether those earnings would actually be distributed during a particular period from an economic or practical perspective, or whether the general partner has other legal or contractual limitations on its ability to pay distributions that would prevent it from distributing all of the earnings for a particular period.

The Partnership calculates net income available to limited partners based on the distributions pertaining to the current period’s net income.  After adjusting for the appropriate period’s distributions, the remaining undistributed earnings or excess distributions over earnings, if any, are attributed in accordance with the contractual terms of the partnership agreement under the two-class method.

Basic earnings per unit is computed by dividing net earnings attributable to unitholders by the weighted average number of units outstanding during each period.  Diluted net income per limited partner unit reflects the potential dilution that could occur if agreements to issue common units, such as awards under long-term incentive plans, were exercised, settled or converted into common units.  When it is determined that potential common units resulting from an award should be included in the diluted net income per limited partner unit calculation, the impact is reflected by applying the treasury stock method.  Earnings per common unit assuming dilution for the three months ended September 30, 2018 was calculated based on the diluted weighted average number of units outstanding of 187,501,733 including 457,795 dilutive units attributable to non-vested restricted unit and phantom unit awards.  Earnings per common unit assuming dilution for the nine months ended September 30, 2018 was calculated based on the diluted weighted average number of units outstanding of 187,342,199, including 343,227 dilutive units attributable to non-vested restricted unit and phantom unit awards.  For the three and nine months ended September 30, 2018 there were no non-vested phantom unit and restricted unit awards that were anti-dilutive and therefore excluded from the calculation of diluted earnings per unit.

The Partnership’s calculation of net income per limited partner unit for the periods indicated is as follows (in thousands, except per unit data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2018	2017	2018
Net income	$80,893	119,764	$243,160	337,335
Less:
Net income attributable to incentive distribution rights	(19,067)	(37,816)	(45,948)	(99,414)
Limited partner interest in net income	$61,826	81,948	$197,212	237,921

Net income per limited partner unit–basic and diluted	$0.33	0.44	$1.06	1.27

Weighted average limited partner units outstanding–basic	186,581	187,044	185,240	186,999

Weighted average limited partner units outstanding–diluted	187,145	187,502	185,728	187,342

ANTERO MIDSTREAM PARTNERS LP

Notes to the Unaudited Condensed Consolidated Financial Statements

December 31, 2017 and September 30, 2018

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

The Partnership did not issue or sell any common units under the Distribution Agreement during the three and nine months ended September 30, 2018.  As of September 30, 2018, additional common units under the Distribution Agreement up to an aggregate sales price of $157.3 million were available for issuance.

(12)  Fair Value Measurement

In connection with the Water Acquisition, the Partnership agreed to pay Antero Resources (a) $125 million in cash if the Partnership delivers 176,295,000 barrels or more of fresh water during the period between January 1, 2017 and December 31, 2019 and (b) an additional $125 million in cash if the Partnership delivers 219,200,000 barrels or more of fresh water during the period between January 1, 2018 and December 31, 2020.  This contingent consideration liability is valued based on Level 3 inputs related to expected average volumes and weighted average cost of capital.

The following table provides a reconciliation of changes in Level 3 financial liabilities measured at fair value on a recurring basis for the period shown below (in thousands):

Contingent acquisition consideration—December 31, 2017	$208,014
Accretion and change in fair value	11,841
Contingent acquisition consideration—September 30, 2018	$219,855

The Partnership accounts for contingent consideration in accordance with applicable accounting guidance pertaining to business combinations.  The Partnership is contractually obligated to pay Antero Resources contingent consideration in connection with the Water Acquisition, and therefore recorded this contingent consideration liability at the time of the Water Acquisition.  The Partnership updates its assumptions each reporting period based on new developments and adjusts such amounts to fair value based on revised assumptions, if applicable, until such consideration is satisfied through payment upon achievement of the specified objectives or it is eliminated upon failure to achieve the specified objectives.

As of September 30, 2018, the Partnership expects to pay the entire amount of the contingent consideration.  The fair value measurement is based on significant inputs not observable in the market and thus, represents a Level 3 measurement within the fair value hierarchy.  The fair value of the contingent consideration liability associated with future milestone payments was based on the risk adjusted present value of the contingent consideration payout.

The carrying values of accounts receivable and accounts payable at December 31, 2017 and September 30, 2018 approximated fair value because of their short-term nature.  The carrying value of the amounts under the revolving credit facility at December 31, 2017 and September 30, 2018 approximated fair value because the variable interest rates are reflective of current market conditions.

Based on Level 2 market data inputs, the fair value of the Partnership’s 2024 Notes was approximately $652.4 million at September 30, 2018.

ANTERO MIDSTREAM PARTNERS LP

Notes to the Unaudited Condensed Consolidated Financial Statements

December 31, 2017 and September 30, 2018

(13)  Equity Method Investments

In the second quarter of 2016, the Partnership purchased a 15% equity interest in Stonewall, which operates the 67-mile Stonewall pipeline on which Antero Resources is an anchor shipper.

On February 6, 2017, we formed the Joint Venture to develop processing and fractionation assets in Appalachia with MarkWest, a wholly owned subsidiary of MPLX, LP.  The Partnership and MarkWest each own a 50% equity interest in the Joint Venture and MarkWest operates the Joint Venture assets, which consist of processing plants in West Virginia, and a one-third interest in a MarkWest fractionator in Ohio.

The Partnership’s net income includes its proportionate share of the net income of the Joint Venture and Stonewall.  When the Partnership records its proportionate share of net income, it increases equity income in the unaudited condensed consolidated statements of operations and comprehensive income and the carrying value of that investment on its balance sheet.  When distributions on the Partnership’s proportionate share of net income are received, they are recorded as reductions to the carrying value of the investment on the balance sheet and are classified as cash inflows from operating activities in accordance with the nature of the distribution approach under ASU No. 2016-15.  The Partnership uses the equity method of accounting to account for its investments in Stonewall and the Joint Venture because it exercises significant influence, but not control, over the entities.  The Partnership’s judgment regarding the level of influence over its equity investments includes considering key factors such as its ownership interest, representation on the board of directors and participation in policy-making decisions of Stonewall and the Joint Venture.

The following table is a reconciliation of our investments in these unconsolidated affiliates (in thousands):

		MarkWest	Total Investment in
	Stonewall	Joint Venture	Unconsolidated Affiliates
Balance at December 31, 2017	$67,128	236,174	303,302
Additional investments	—	91,419	91,419
Equity in net income of unconsolidated affiliates	8,346	19,486	27,832
Distributions from unconsolidated affiliates	(7,515)	(22,145)	(29,660)
Balance at September 30, 2018	$67,959	324,934	392,893

(14)    Reporting Segments

The Partnership’s operations are located in the United States and are organized into two reporting segments: (1) gathering and processing and (2) water handling and treatment.

Gathering and Processing

The gathering and processing segment includes a network of gathering pipelines and compressor stations that collect and process production from Antero Resources’ wells in West Virginia and Ohio.  The gathering and processing segment also includes equity in earnings from the Partnership’s investments in the Joint Venture with MarkWest and in Stonewall.

Water Handling and Treatment

The Partnership’s water handling and treatment segment includes two independent systems that deliver fresh water from sources including the Ohio River, local reservoirs as well as several regional waterways.  The water handling and treatment segment also includes a wastewater treatment facility that was placed in service in May 2018, as well as other fluid handling services, which includes high rate transfer, wastewater transportation, disposal and treatment.  See Note 2—Summary of Significant Accounting Polices, Property and Equipment.

ANTERO MIDSTREAM PARTNERS LP

Notes to the Unaudited Condensed Consolidated Financial Statements

December 31, 2017 and September 30, 2018

These segments are monitored separately by management for performance and are consistent with internal financial reporting.  These segments have been identified based on the differing products and services, regulatory environment and the expertise required for these operations.  Management evaluates the performance of the Partnership’s business segments based on operating income.  Interest expense is primarily managed and evaluated on a consolidated basis.

Summarized financial information concerning the Partnership’s segments for the periods indicated is shown in the following table (in thousands):

		Water
	Gathering and	Handling and	Consolidated
	Processing	Treatment	Total
Three Months Ended September 30, 2017
Revenues:
Revenue–Antero Resources	$100,518	93,111	193,629
Total revenues	100,518	93,111	193,629

Operating expenses:
Direct operating	10,560	52,470	63,030
General and administrative (before equity-based compensation)	4,225	2,892	7,117
Equity-based compensation	5,111	2,088	7,199
Depreciation	21,803	8,753	30,556
Accretion of contingent acquisition consideration	—	2,556	2,556
Total expenses	41,699	68,759	110,458
Operating income	$58,819	24,352	83,171

Equity in earnings of unconsolidated affiliates	$7,033	—	7,033
Total assets	$2,142,409	752,982	2,895,391
Additions to property and equipment	$99,254	48,019	147,273

Three Months Ended September 30, 2018
Revenues:
Revenue–Antero Resources	$133,202	132,898	266,100
Revenue–third-party	—	105	105
Total revenues	133,202	133,003	266,205

Operating expenses:
Direct operating	12,317	69,158	81,475
General and administrative (before equity-based compensation)	8,117	2,373	10,490
Equity-based compensation	3,666	862	4,528
Impairment of property and equipment	1,157	—	1,157
Depreciation	25,830	12,626	38,456
Accretion of contingent acquisition consideration	—	4,020	4,020
Accretion of asset retirement obligations	—	33	33
Total expenses	51,087	89,072	140,159
Operating income	$82,115	43,931	126,046

Equity in earnings of unconsolidated affiliates	$10,706	—	10,706
Total assets	$2,483,494	931,334	3,414,828
Additions to property and equipment	$130,870	19,271	150,141

ANTERO MIDSTREAM PARTNERS LP

Notes to the Unaudited Condensed Consolidated Financial Statements

December 31, 2017 and September 30, 2018

		Water
	Gathering and	Handling and	Consolidated
	Processing	Treatment	Total
Nine months ended September 30, 2017
Revenues:
Revenue–Antero Resources	$290,675	271,226	561,901
Revenue–third-party	264	—	264
Total revenues	290,939	271,226	562,165

Operating expenses:
Direct operating	28,596	134,296	162,892
General and administrative (before equity-based compensation)	15,242	7,884	23,126
Equity-based compensation	14,937	5,499	20,436
Depreciation	63,773	24,831	88,604
Accretion of contingent acquisition consideration	—	9,672	9,672
Total expenses	122,548	182,182	304,730
Operating income	$168,391	89,044	257,435

Equity in earnings of unconsolidated affiliates	$12,887	—	12,887
Total assets	$2,142,409	752,982	2,895,391
Additions to property and equipment	$254,619	143,470	398,089

Nine months ended September 30, 2018
Revenues:
Revenue–Antero Resources	$359,515	386,018	745,533
Revenue–third-party	—	655	655
Gain on sale of assets–third-party	583	—	583
Total revenues	360,098	386,673	746,771

Operating expenses:
Direct operating	36,103	188,251	224,354
General and administrative (before equity-based compensation)	21,062	7,299	28,361
Equity-based compensation	13,078	3,528	16,606
Impairment of property and equipment	5,771	—	5,771
Depreciation	73,502	33,819	107,321
Accretion of contingent acquisition consideration	—	11,841	11,841
Accretion of asset retirement obligations	—	101	101
Total expenses	149,516	244,839	394,355
Operating income	$210,582	141,834	352,416

Equity in earnings of unconsolidated affiliates	$27,832	—	27,832
Total assets	$2,483,494	931,334	3,414,828
Additions to property and equipment	$337,623	68,325	405,948

ANTERO MIDSTREAM PARTNERS LP

Notes to the Unaudited Condensed Consolidated Financial Statements

December 31, 2017 and September 30, 2018

(15)  Subsequent Events

On October 9, 2018, Antero Midstream, AMGP and certain of their affiliates entered into a Simplification Agreement. See Note 1 – Business and Organization.

On October 16, 2018, the board of directors of our general partner has declared a cash distribution of $0.44 per unit for the quarter ended September 30, 2018.  The distribution will be payable on November 16, 2018 to unitholders of record as of November 2, 2018.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this report.  The information provided below supplements, but does not form part of, our unaudited condensed consolidated financial statements.  This discussion contains forward‑looking statements that are based on the views and beliefs of our management, as well as assumptions and estimates made by our management.  Actual results could differ materially from such forward‑looking statements as a result of various risk factors, including those that may not be in the control of management.  For further information on items that could impact our future operating performance or financial condition, please see “Item 1A.  Risk Factors.” and the section entitled “Cautionary Statement Regarding Forward‑Looking Statements.”  We do not undertake any obligation to publicly update any forward-looking statements except as otherwise required by applicable law.    For more information please refer to the Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on February 13, 2018.

In this section, references to “the Partnership,” “we,” “us,” and “our” refer to Antero Midstream Partners LP and its subsidiaries, unless otherwise indicated or the context otherwise requires.

Overview

We are a growth-oriented master limited partnership formed by Antero Resources to own, operate and develop midstream energy assets to service Antero Resources’ increasing production.  Our assets consist of gathering pipelines, compressor stations, and interests in processing and fractionation plants that collect and process production from Antero Resources’ wells in the Marcellus and Utica Shales in West Virginia and Ohio.  Our assets also include two independent fresh water delivery systems that deliver fresh water from the Ohio River and several regional waterways, and we also provide other fluid handling services for well completion and production operations in Antero Resources’ operating areas.  These fresh water delivery systems consist of permanent buried pipelines, surface pipelines and fresh water storage facilitates, as well as pumping stations and impoundments to transport the fresh water throughout the pipelines.  The other fluid handling services consist of wastewater transportation, disposal, and treatment, including through a wastewater treatment facility, which was placed in service in May 2018.  We believe that our strategically located assets and our relationship with Antero Resources have allowed us to become a leading midstream energy company serving the Marcellus and Utica shale plays.

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

2018 Developments and Highlights

Simplification Agreement

On February 26, 2018, we announced that the board of directors of our general partner formed a conflicts committee composed solely of directors who satisfy the requirements for serving on the Partnership’s conflicts committee in conjunction with the formation of the special committee at Antero Resources, and conflicts committee at AMGP, the sole member of our general partner.  In connection with the conflicts committee’s ongoing efforts to explore, review and evaluate potential transaction involving the Partnership, on October 9, 2018, we announced that we had entered into the Simplification Agreement, pursuant to which, among other things, AMGP will be converted from a limited partnership to a corporation, which we refer to as “New AM,” and New AM will acquire all of the outstanding common units of the Partnership. Each issued and outstanding common share of AMGP will be converted into an equivalent number of shares of New AM’s common stock at the effective time of the Conversion.

At the effective time of the Merger, an indirect, wholly-owned subsidiary of AMGP will merge with and into the Partnership with the Partnership surviving as an indirect, wholly-owned subsidiary of New AM. Each outstanding common unit of the Partnership held by AM Public Unitholders, will be converted into the right to receive, at such AM Unitholder’s election and subject to proration as set forth in the Simplification Agreement, one of: (i) the Public Mixed Consideration, (ii) the Public Stock Consideration, or (iii) the Public Cash Consideration. At the effective time of the Merger, Antero Resources will be converted entitled receive the AR Mixed Consideration for each of the Partnership’s common units held by Antero Resources, subject to adjustment as described in the Simplification Agreement.

For additional information on the Simplification Agreement and the Transactions, see Note 1— Business and Organization to condensed consolidated financial statements included in this Quarterly Report.

Financial Results

For the three months ended September 30, 2018, we generated cash flows from operations of $159 million, net income of $120 million, and Adjusted EBITDA of $186 million.  This compares to cash flows from operations of $109 million, net income of $81 million, and Adjusted EBITDA of $128 million for the three months ended September 30, 2017.

For the nine months ended September 30, 2018, we generated cash flows from operations of $471 million, net income of $337 million, and Adjusted EBITDA of $523 million.  This compares to cash flows from operations of $344 million, net income of $243 million, and Adjusted EBITDA of $386 million for the nine months ended September 30, 2017.  See “—Non-GAAP Financial Measures” for a definition of Adjusted EBITDA (a non-GAAP measure) and a reconciliation of Adjusted EBITDA to net income for the three and nine months ended September 30, 2017 and 2018.

As discussed in more detail below, the increases in cash flow from operations, net income and Adjusted EBITDA resulted from increases in revenues from Antero Resources and its increasing production and completion activities.

Cash Distributions

The board of directors of our general partner has declared a cash distribution of $0.44 per unit for the quarter ended September 30, 2018.  The distribution will be payable on November 16, 2018 to unitholders of record as of November 2, 2018.

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

For the nine months ended September 30, 2018, our capital expenditures were approximately $497 million, including $361 million of expansion capital, $45 million of maintenance capital, and $91 million of capital investment in the Joint Venture.

Credit Facility

As of September 30, 2018, lender commitments under our revolving credit facility were $1.5 billion, with a letter of credit sublimit of $150 million.  At September 30, 2018, we had borrowings of $875 million and no letters of credit outstanding under the revolving credit facility.  See “—Debt Agreements—Revolving Credit Facility” for a description of our revolving credit facility.  The revolving credit facility was amended on October 31, 2018 to increase lender commitments from $1.5 billion to $2.0 billion.

Items Affecting Comparability of Our Financial Results

Certain of the historical financial results discussed below may not be comparable to our future financial results primarily as a result of the significant increase in the scope of our operations over the last several years.  Our gathering and compression and water handling and treatment systems are relatively new, having been substantially built within the last five years.  Accordingly, our revenues and expenses over that time reflect the significant ramp up in our operations.  Additionally, our wastewater treatment facility ran at reduced operating rates below the stated capacity during the quarter.  Due to delays in reaching contracted treatment capacity, the Partnership has and continues to accrue for liquidated damages from the vendor.  Similarly, Antero Resources experienced significant changes in its production and drilling and completion schedule over that same period.  Accordingly, it may be difficult to project trends from our historical financial data going forward.

Results of Operations

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2018

We have two operating segments: (1) gathering and processing and (2) water handling and treatment.  The operating results and assets of our reportable segments were as follows for the three months ended September 30, 2017 and 2018 (in thousands):

		Water
	Gathering and	Handling and	Consolidated
	Processing	Treatment	Total
Three months ended September 30, 2017
Revenues:
Revenue–Antero Resources	$100,518	93,111	193,629
Total revenues	100,518	93,111	193,629

Operating expenses:
Direct operating	10,560	52,470	63,030
General and administrative (before equity-based compensation)	4,225	2,892	7,117
Equity-based compensation	5,111	2,088	7,199
Depreciation	21,803	8,753	30,556
Accretion of contingent acquisition consideration	—	2,556	2,556
Total expenses	41,699	68,759	110,458
Operating income	$58,819	24,352	83,171

Segment and consolidated Adjusted EBITDA(1)	$90,033	37,749	127,782

Three months ended September 30, 2018
Revenues:
Revenue–Antero Resources	$133,202	132,898	266,100
Revenue–third-party	—	105	105
Total revenues	133,202	133,003	266,205

Operating expenses:
Direct operating	12,317	69,158	81,475
General and administrative (before equity-based compensation)	8,117	2,373	10,490
Equity-based compensation	3,666	862	4,528
Impairment of property and equipment	1,157	—	1,157
Depreciation	25,830	12,626	38,456
Accretion of contingent acquisition consideration	—	4,020	4,020
Accretion of asset retirement obligations	—	33	33
Total expenses	51,087	89,072	140,159
Operating income	$82,115	43,931	126,046

Segment and consolidated Adjusted EBITDA(1)	$124,533	61,472	186,005

(1)

For a discussion of the non‑GAAP financial measure Adjusted EBITDA, including a reconciliation of Adjusted EBITDA to its most directly comparable financial measures calculated and presented in accordance with GAAP, please see “— Non‑GAAP Financial Measures” below.

The following table sets forth selected operating data for the three months ended September 30, 2017 compared to the three months ended September 30, 2018 (in thousands, except average realized fees):

	Three Months Ended September 30,		Amount of Increase	Percentage
	2017	2018	(Decrease)	Change
Revenue:
Revenue–Antero Resources	$193,629	266,100	72,471	37%
Revenue–third-party	—	105	105	*
Total revenue	193,629	266,205	72,576	37%
Operating expenses:
Direct operating	63,030	81,475	18,445	29%
General and administrative (before equity-based compensation)	7,117	10,490	3,373	47%
Equity-based compensation	7,199	4,528	(2,671)	(37)%
Impairment of property and equipment	—	1,157	1,157	*
Depreciation	30,556	38,456	7,900	26%
Accretion of contingent acquisition consideration	2,556	4,020	1,464	57%
Accretion of asset retirement obligations	—	33	33	*
Total operating expenses	110,458	140,159	29,701	27%
Operating income	83,171	126,046	42,875	52%
Interest expense	(9,311)	(16,988)	7,677	82%
Equity in earnings of unconsolidated affiliates	7,033	10,706	3,673	52%
Net income	$80,893	119,764	38,871	48%
Adjusted EBITDA(1)	$127,782	186,005	58,223	46%
Operating Data:
Gathering–low pressure (MMcf)	145,898	199,226	53,328	37%
Gathering–high pressure (MMcf)	176,471	199,897	23,426	13%
Compression (MMcf)	111,070	161,549	50,479	45%
Fresh water delivery (MBbl)	13,022	17,984	4,962	38%
Treated water (MBbl)	—	1,062	1,062	*
Other fluid handling (MBbl)	3,723	5,080	1,357	36%
Wells serviced by fresh water delivery	32	38	6	19%
Gathering–low pressure (MMcf/d)	1,586	2,166	580	37%
Gathering–high pressure (MMcf/d)	1,918	2,173	255	13%
Compression (MMcf/d)	1,207	1,756	549	45%
Fresh water delivery (MBbl/d)	142	195	53	37%
Treated water (MBbl/d)	—	12	12	*
Other fluid handling (MBbl/d)	40	55	15	36%
Average realized fees:
Average gathering–low pressure fee ($/Mcf)	$0.32	0.32	—	—%
Average gathering–high pressure fee ($/Mcf)	$0.19	0.19	—	—%
Average compression fee ($/Mcf)	$0.19	0.19	—	—%
Average fresh water delivery fee ($/Bbl)	$3.71	3.78	0.07	2%
Average treated water fee ($/Bbl)	$—	4.92	4.92	*
Joint Venture Operating Data:
Processing–Joint Venture (MMcf)	33,841	55,720	21,879	65%
Fractionation–Joint Venture (MBbl)	592	1,598	1,006	170%
Processing–Joint Venture (MMcf/d)	368	606	238	65%
Fractionation–Joint Venture (MBbl/d)	6	17	11	183%

*Not meaningful or applicable.

(1)For a discussion of the non‑GAAP financial measure Adjusted EBITDA, including a reconciliation of Adjusted EBITDA to its most directly comparable financial measure calculated and presented in accordance with GAAP, please see “—Non‑GAAP Financial Measures” below.

Revenue - Antero Resources.  Revenues from Antero Resources increased by 37%, from $194 million for the three months ended September 30, 2017 to $266 million for the three months ended September 30, 2018.  Gathering and compression revenues increased by 32%, from $101 million for the three months ended September 30, 2017 to $133 million for the three months ended September 30, 2018.  Water handling and treatment revenues increased by 43%, from $93 million for the three months ended September 30, 2017 to $133 million for the three months ended September 30, 2018.  These fluctuations primarily resulted from the following:

•

low pressure gathering revenue increased $18 million period over period due to an increase of throughput volumes of 53 Bcf, or 580 MMcf/d, which was due to 165 additional wells serviced by our system since September 30, 2017;

•

high pressure gathering revenue increased $5 million period over period due to an increase of throughput volumes of 23 Bcf, or 255 MMcf/d, primarily as a result of the addition of two new high pressure gathering lines placed in service since September 30, 2017;

•

compression revenue increased $9 million period over period due to an increase of throughput volumes of 50 Bcf, or 549 MMcf/d, primarily due to the addition of two new compressor stations that were placed in service since September 30, 2017, and additional wells serviced by our system;

•

fresh water delivery revenue increased $20 million period over period due to an increase in fresh water delivery of 4,962 MBbl, or 53 MBbl/d, primarily due to an increase in the amount of water used in well completions by Antero Resources;

•

we began recognizing revenues for water treatment services provided at our wastewater treatment facility when the facility was placed in service in May 2018, which increased revenue by $5 million with throughput volumes of 1,062 MBbl, or 12 MBbl/d; and

•	other fluid handling services revenue increased $15 million period over period due to an increase in other fluid handling volumes of 1,357 MBbl or 15 MBbl/d.

Direct operating expenses.  Total direct operating expenses increased by 29%, from $63 million for the three months ended September 30, 2017 to $81 million for the three months ended September 30, 2018.  Gathering and compression direct operating expenses increased from $11 million for the three months ended September 30, 2017 to $12 million for the three months ended September 30, 2018.  The slight increase was primarily due to an increase in the number of gathering pipelines and compressor stations.  Water handling and treatment direct operating expenses increased from $52 million for the three months ended September 30, 2017 to $69 million for the three months ended September 30, 2018.  The increase was primarily due to an increase in other fluid handling volumes, as well as an increase in the number of wells serviced by freshwater delivery services.

General and administrative expenses.  General and administrative expenses (before equity-based compensation expense) increased by 47% from $7 million for the three months ended September 30, 2017 to $10 million for the three months ended September 30, 2018.  The increase was primarily due to an increased allocation of general and administrative expenses from Antero Resources, conflicts committee costs and other general corporate expenses to support our growth.

Equity-based compensation expenses.  Equity-based compensation expenses decreased by 37% from $7 million for the three months ended September 30, 2017 to $5 million for the three months ended September 30, 2018.  The decrease was primarily a result of equity award forfeitures.  When an equity award is forfeited, expense previously recognized for the award is reversed.

Depreciation expense.  Total depreciation expense increased by 26%, from $31 million for the three months ended September 30, 2017 to $38 million for the three months ended September 30, 2018.  The increase was primarily due to additional gathering, compression, and water handling and treatment assets placed into service, including our wastewater treatment facility, which was placed in service in May 2018.

Accretion of contingent acquisition consideration.  Accretion of contingent acquisition consideration remained relatively consistent at $3 million and $4 million for the three months ended September 30, 2017 and September 30, 2018, respectively.  In connection with Antero Resources’ contribution of Antero Water LLC and certain wastewater treatment assets to us in September 2015 (the “Water Acquisition”), we have agreed to pay Antero Resources (a) $125 million in cash if we deliver 176 million barrels or more of fresh water during the period between January 1, 2017 and December 31, 2019 and (b) an additional $125 million in cash if we deliver 219 million barrels or more of fresh water during the period between January 1, 2018 and December 31, 2020. In conjunction with the Water Acquisition on September 23, 2015, we recorded a liability for the discounted net present value of the contingent acquisition consideration and, as time passes, we recognize accretion expense to increase the discounted liability to the expected liability amounts in 2019 and 2020.  As of September 30, 2018, we expect to pay the entire amount of the contingent consideration amounts.

Accretion of asset retirement obligations.  In the first quarter of 2018, the treatment facility landfill began accepting waste while the treatment facility was undergoing testing and commissioning, creating an asset retirement obligation to close and monitor the landfill in the future according to environmental standards.  The accretion of this obligation began in January 2018.

Interest expense.  Interest expense increased by 82%, from $9 million, net of $3 million in capitalized interest, for the three months ended September 30, 2017 to $17 million for the three months ended September 30, 2018.  No interest was capitalized for the three months ended September 30, 2018.  The increase was primarily due to an increase in interest expense incurred on increased borrowings outstanding under the revolving credit facility.

Operating income.  Total operating income increased by 52%, from $83 million for the three months ended September 30, 2017 to $126 million for the three months ended September 30, 2018.  Gathering and compression operating income increased by 39%, from $59 million for the three months ended September 30, 2017 to $82 million for the three months ended September 30, 2018.  The increase was primarily due to an increase in gathering and compression throughput volumes in 2018.  Water handling and treatment operating income increased by 83%, from $24 million for the three months ended September 30, 2017 to $44 million for the three months ended September 30, 2018.  The increase was primarily due to an increase in the number of wells serviced by freshwater delivery services.

Equity in earnings of unconsolidated affiliates.  Equity in earnings in unconsolidated affiliates increased by 52%, from $7 million for the three months ended September 30, 2017 to $11 million for the three months ended September 30, 2018.  Equity in earnings of unconsolidated affiliates represents the portion of the net income from our investments in Stonewall and the Joint Venture, which is allocated to us based on our equity interests.  The increase is primarily attributable to an increase in the level of operations at the Joint Venture in 2018.

Adjusted EBITDA.  Adjusted EBITDA increased by 46%, from $128 million for the three months ended September 30, 2017 to $186 million for the three months ended September 30, 2018.  The increase was primarily due to an increase in revenue resulting from an increase in gathering, compression, and water volumes.  For a discussion of the non-GAAP financial measure Adjusted EBITDA, including a reconciliation of Adjusted EBITDA to its most directly comparable financial measure calculated and presented in accordance with GAAP, read “—Non-GAAP Financial Measures” below.

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2018

We have two operating segments: (1) gathering and processing and (2) water handling and treatment.  The operating results and assets of our reportable segments were as follows for the nine months ended September 30, 2017 and 2018 (in thousands):

		Water
	Gathering and	Handling and	Consolidated
	Processing	Treatment	Total
Nine months ended September 30, 2017
Revenues:
Revenue–Antero Resources	$290,675	271,226	561,901
Revenue–third-party	264	—	264
Total revenues	290,939	271,226	562,165

Operating expenses:
Direct operating	28,596	134,296	162,892
General and administrative (before equity-based compensation)	15,242	7,884	23,126
Equity-based compensation	14,937	5,499	20,436
Depreciation	63,773	24,831	88,604
Accretion of contingent acquisition consideration	—	9,672	9,672
Total expenses	122,548	182,182	304,730
Operating income	$168,391	89,044	257,435

Segment and consolidated Adjusted EBITDA(1)	$257,221	129,046	386,267

Nine months ended September 30, 2018
Revenues:
Revenue–Antero Resources	$359,515	386,018	745,533
Revenue–third-party	—	655	655
Gain on sale of assets–Antero Resources	583	—	583
Total revenues	360,098	386,673	746,771

Operating expenses:
Direct operating	36,103	188,251	224,354
General and administrative (before equity-based compensation)	21,062	7,299	28,361
Equity-based compensation	13,078	3,528	16,606
Impairment of property and equipment	5,771	—	5,771
Depreciation	73,502	33,819	107,321
Accretion of contingent acquisition consideration	—	11,841	11,841
Accretion of asset retirement obligations	—	101	101
Total expenses	149,516	244,839	394,355
Operating income	$210,582	141,834	352,416

Segment and consolidated Adjusted EBITDA(1)	$332,010	191,123	523,133

(1)

For a discussion of the non‑GAAP financial measure Adjusted EBITDA, including a reconciliation of Adjusted EBITDA to its most directly comparable financial measures calculated and presented in accordance with GAAP, please see “— Non‑GAAP Financial Measures” below.

The following table sets forth selected operating data for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2018 (in thousands, except average realized fees):

	Nine Months Ended September 30,		Amount of Increase	Percentage
	2017	2018	(Decrease)	Change
Revenue:
Revenue–Antero Resources	$561,901	745,533	183,632	33%
Revenue–third-party	264	655	391	148%
Gain on sale of assets–Antero Resources	—	583	583	*
Total revenue	562,165	746,771	184,606	33%
Operating expenses:
Direct operating	162,892	224,354	61,462	38%
General and administrative (before equity-based compensation)	23,126	28,361	5,235	23%
Equity-based compensation	20,436	16,606	(3,830)	(19)%
Impairment of property and equipment	—	5,771	5,771	*
Depreciation	88,604	107,321	18,717	21%
Accretion of contingent acquisition consideration	9,672	11,841	2,169	22%
Accretion of asset retirement obligations	—	101	101	*
Total operating expenses	304,730	394,355	89,625	29%
Operating income	257,435	352,416	94,981	37%
Interest expense	(27,162)	(42,913)	15,751	58%
Equity in earnings of unconsolidated affiliates	12,887	27,832	14,945	116%
Net income	$243,160	337,335	94,175	39%
Adjusted EBITDA(1)	$386,267	523,133	136,866	35%
Operating Data:
Gathering–low pressure (MMcf)	448,346	544,687	96,341	21%
Gathering–high pressure (MMcf)	476,590	534,578	57,988	12%
Compression (MMcf)	312,041	430,563	118,522	38%
Fresh water delivery (MBbl)	42,147	58,666	16,519	39%
Treated water (MBbl)	—	1,762	1,762	*
Other fluid handling (MBbl)	10,322	13,442	3,120	30%
Wells serviced by fresh water delivery	110	132	22	20%
Gathering–low pressure (MMcf/d)	1,642	1,995	353	21%
Gathering–high pressure (MMcf/d)	1,746	1,958	212	12%
Compression (MMcf/d)	1,143	1,577	434	38%
Fresh water delivery (MBbl/d)	154	215	61	39%
Treated water (MBbl/d)	—	6	6	*
Other fluid handling (MBbl/d)	38	49	11	30%
Average realized fees:
Average gathering–low pressure fee ($/Mcf)	$0.32	0.32	—	—%
Average gathering–high pressure fee ($/Mcf)	$0.19	0.19	—	—%
Average compression fee ($/Mcf)	$0.19	0.19	—	—%
Average fresh water delivery fee ($/Bbl)	$3.72	3.78	0.06	2%
Average treated water fee ($/Bbl)	$—	4.75	4.75	*
Joint Venture Operating Data:
Processing–Joint Venture (MMcf)	58,152	153,853	95,701	165%
Fractionation–Joint Venture (MBbl)	1,024	3,066	2,042	199%
Processing–Joint Venture (MMcf/d)	213	564	351	165%
Fractionation–Joint Venture (MBbl/d)	4	11	7	175%

*Not meaningful or applicable.

(1)

For a discussion of the non‑GAAP financial measure Adjusted EBITDA, including a reconciliation of Adjusted EBITDA to its most directly comparable financial measure calculated and presented in accordance with GAAP, please see “—Non‑GAAP Financial Measures” below.

Revenue - Antero Resources.  Revenues from Antero Resources increased by 33%, from $562 million for the nine months ended September 30, 2017 to $746 million for the nine months ended September 30, 2018.  Gathering and compression revenues increased by 24%, from $291 million for the nine months ended September 30, 2017 to $360 million for the nine months ended September 30, 2018.  Water handling and treatment revenues increased by 43%, from $271 million for the nine months ended September 30, 2017 to $387 million for the nine months ended September 30, 2018.  These fluctuations primarily resulted from the following:

•

low pressure gathering revenue increased $33 million period over period due to an increase of throughput volumes of 96 Bcf, or 353 MMcf/d, which was due to 165 additional wells serviced by our system since September 30, 2017;

•

high pressure gathering revenue increased $13 million period over period due to an increase of throughput volumes of 58 Bcf, or 212 MMcf/d, primarily as a result of the addition of two new high pressure gathering lines placed in service since September 30, 2017;

•

compression revenue increased $23 million period over period due to an increase of throughput volumes of 119 Bcf, or 434 MMcf/d, primarily due to the addition of two new compressor stations that were placed in service since September 30, 2017, and additional wells serviced by our system;

•

fresh water delivery revenue increased $66 million period over period due to an increase in fresh water delivery of 16,519 MBbl, or 61 MBbl/d, primarily due to an increase in the amount of water used in well completions by Antero Resources;

•

we began recognizing revenues for water treatment services provided at our wastewater treatment facility when the facility was placed in service in May 2018, which increased revenue by $8 million with throughput volumes of 1,762 MBbl or 6 MBbl/d; and

•	other fluid handling services revenue increased $41 million period over period due to an increase in other fluid handling volumes of 3,120 MBbl, or 11 MBbl/d.

Direct operating expenses.  Total direct operating expenses increased by 38%, from $163 million for the nine months ended September 30, 2017 to $224 million for the nine months ended September 30, 2018.  Gathering and compression direct operating expenses increased from $29 million for the nine months ended September 30, 2017 to $36 million for the nine months ended September 30, 2018.  The increase was primarily due to an increase in the number of gathering pipelines and compressor stations.  Water handling and treatment direct operating expenses increased from $134 million for the nine months ended September 30, 2017 to $188 million for the nine months ended September 30, 2018.  The increase was primarily due to an increase in other fluid handling volumes, as well as an increase in the number of wells serviced by freshwater delivery services.

General and administrative expenses.  General and administrative expenses (before equity-based compensation expense) increased by 23% from $23 million for the nine months ended September 30, 2017 to $28 million for the nine months ended September 30, 2018.  The increase was primarily due to an increased allocation of general and administrative expenses from Antero Resources, conflicts committee costs and general corporate expenses to support our growth.

Equity-based compensation expenses.  Equity-based compensation expenses decreased by 19% from $20 million for the nine months ended September 30, 2017 to $17 million for the nine months ended September 30, 2018.  The decrease was primarily a result of equity award forfeitures.  When an equity award is forfeited, expense previously recognized for the award is reversed.

Impairment of property and equipment expense.  Impairment expense of $6 million during the nine months ended September 30, 2018 is due to the impairment of gathering assets acquired from Antero Resources at the time of our IPO related to well pads Antero Resources no longer has plans to drill and complete.  Our gathering and compression agreement with Antero Resources provides that for certain gathering assets we construct after receiving notice from Antero Resources, and are subsequently delayed or cancelled, Antero Resources is required to repurchase the assets at 115% of the cost, which resulted in a gain of $583 thousand during the nine months ended September 30, 2018.

Depreciation expense.  Total depreciation expense increased by 21%, from $89 million for the nine months ended September 30, 2017 to $107 million for the nine months ended September 30, 2018.  The increase was primarily due to additional gathering, compression, and water handling and treatment assets placed into service, including our wastewater treatment facility which was placed in service in May 2018.

Accretion of contingent acquisition consideration.  Accretion of contingent acquisition consideration increased by 22% from  $10 million for the nine months ended September 30, 2017 to $12 million for the nine months ended September 30, 2018.  In connection with Antero Resources’ contribution of Antero Water LLC and certain wastewater treatment assets to us in September 2015 (the “Water Acquisition”), we have agreed to pay Antero Resources (a) $125 million in cash if we deliver 176 million barrels or more of fresh water during the period between January 1, 2017 and December 31, 2019 and (b) an additional $125 million in cash if we deliver 219 million barrels or more of fresh water during the period between January 1, 2018 and December 31, 2020. In conjunction with the Water Acquisition on September 23, 2015, we recorded a liability for the discounted net present value of the contingent acquisition consideration and, as time passes, we recognize accretion expense to increase the discounted liability to the expected liability amounts.  As of September 30, 2018, we expect to pay the entire amount of the contingent consideration.

Accretion of asset retirement obligations.  In the first quarter of 2018, the treatment facility landfill began accepting waste while the treatment facility was undergoing testing and commissioning, creating an asset retirement obligation to close and monitor the landfill in the future according to environmental standards.  The accretion of this obligation began in January 2018.

Interest expense.  Interest expense increased by 58%, from $27 million, net of $9 million in capitalized interest, for the nine months ended September 30, 2017 to $43 million, net of $4 million in capitalized interest, for the nine months ended September 30, 2018.  The increase was primarily due to an increase in interest expense incurred on increased borrowings outstanding under the revolving credit facility.

Operating income.  Total operating income increased by 37%, from $257 million for the nine months ended September 30, 2017 to $352 million for the nine months ended September 30, 2018.  Gathering and compression operating income increased by 25%, from $168 million for the nine months ended September 30, 2017 to $210 million for the nine months ended September 30, 2018.  The increase was primarily due to an increase in gathering and compression throughput volumes in 2018.  Water handling and treatment operating income increased by 60%, from $89 million for the nine months ended September 30, 2017 to $142 million for the nine months ended September 30, 2018.  The increase was primarily due to an increase in the number of wells serviced by freshwater delivery services.

Equity in earnings of unconsolidated affiliates.  Equity in earnings in unconsolidated affiliates increased by 116%, from $13 million for the nine months ended September 30, 2017 to $28 million for nine months ended September 30, 2018.  Equity in earnings of unconsolidated affiliates represents the portion of the net income from our investments in Stonewall and the Joint Venture, which is allocated to us based on our equity interests.  The increase is primarily attributable to an increase in the level of operations at the Joint Venture in 2018.

Adjusted EBITDA.  Adjusted EBITDA increased by 35%, from $386 million for the nine months ended September 30, 2017 to $523 million for the nine months ended September 30, 2018.  The increase was primarily due to an increase in revenue resulting from an increase in gathering, compression, and water volumes.  For a discussion of the non-GAAP financial measure Adjusted EBITDA, including a reconciliation of Adjusted EBITDA to its most directly comparable financial measure calculated and presented in accordance with GAAP, read “—Non-GAAP Financial Measures” below.

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

The board of directors of our general partner has adopted a cash distribution policy pursuant to which we intend to distribute at least the minimum quarterly distribution of $0.17 per unit ($0.68 per unit on an annualized basis) on all of our units to the extent we have sufficient cash after the establishment of cash reserves and the payment of our expenses, including payments to our general partner and its affiliates.  The board of directors of our general partner has declared a cash distribution of $0.44 per unit for the quarter ended September 30, 2018.  The distribution will be payable on November 16, 2018 to unitholders of record as of November 2, 2018.

We expect our future cash requirements relating to working capital, maintenance capital expenditures and quarterly cash distributions to our partners will be funded from cash flows internally generated from our operations.  Our expansion capital expenditures will be funded by borrowings under our revolving credit facility or from potential capital markets transactions.

The following table summarizes our cash flows for the nine months ended September 30, 2017 and 2018:

	Nine Months Ended September 30,		Increase/
(in thousands)	2017	2018	(Decrease)
Net cash provided by operating activities	$344,267	471,402	127,135
Net cash used in investing activities	(620,742)	(493,762)	(126,980)
Net cash provided by financing activities	264,928	13,997	(250,931)
Net decrease in cash and cash equivalents	$(11,547)	(8,363)

Cash Flows Provided by Operating Activities

Net cash provided by operating activities was $344 million and $471 million for the nine months ended September 30, 2017 and 2018, respectively.  The increase in cash flows from operations for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 was the result of increased throughput volumes and revenues as a result of new gathering, compression and water handling and treatment systems placed in service since September 30, 2017.

Cash Flows Used in Investing Activities

During the nine months ended September 30, 2017 and 2018, we used cash flows in investing activities of $621 million and $494 million, respectively.  The period over period decrease was primarily due to the decrease in the amount invested in the Joint Venture, which was $91 million for the nine months ended September 30, 2018, compared to $217 million during the nine months ended September 30, 2017.  This decrease was partially offset by an increase in our capital expenditures for gathering systems and facilities and water handling and treatment systems.

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

Cash Flows Provided by Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2018 months of $14 million consisted of $320 million in net borrowings under the Credit Facility, partially offset by $304 million in cash distributions to our unitholders.

For the nine months ended September 30, 2017, net cash provided by financing activities $265 million is the result of (i) $25 million of net proceeds from the issuance of units under out at-the-market program, partially offset by $200 million in cash distributions to our unitholders, (ii) $217 million in net borrowings under the revolving credit facility, and (iii) $223 million in net proceeds from the issuance of 6,900,000 common units in February 2017.

Debt Agreements

Revolving Credit Facility

On October 26, 2017, we entered into an amended and restated senior revolving credit facility.  The Credit Facility includes fall away covenants and lower interest rates that are triggered if and when we elect to enter an Investment Grade Period, as described below.

Lender commitments under the facility are $2.0 billion and the maturity date of the facility is October 26, 2022.  At September 30, 2018, we had $875 million of borrowings and no letters of credit outstanding under the Credit Facility.  Borrowings under the Credit Facility are limited by certain financial ratio covenants which may increase the interest rate we owe under the Credit Facility.

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

We were in compliance with the applicable covenants and ratios as of December 31, 2017 and September 30, 2018.  The actual borrowing capacity available to us may be limited by the interest coverage ratio, consolidated total leverage ratio, and consolidated senior secured leverage ratio covenants.

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

Contractual Obligations

A summary of our contractual obligations by maturity date as of September 30, 2018 is provided in the following table.

	Remainder	Year Ended December 31,
(in millions)	of 2018	2019	2020	2021	2022	2023	Thereafter	Total
Credit Facility (1)	$—	—	—	—	875	—	—	875
5.375% senior notes due 2024—principal	—	—	—	—	—	—	650	650
5.375% senior notes due 2024—interest	—	35	35	35	35	35	35	210
Water treatment (2)	18	—	—	—	—	—	—	18
Contingent acquisition consideration (3)	—	125	125	—	—	—	—	250
Asset retirement obligations	—	—	—	1	—	2	—	3
Total(4)	$18	160	160	36	910	37	685	2,006

(1)

Includes outstanding principal amounts on the revolving credit facility at September 30, 2018.  This table does not include future commitment fees, interest expense or other fees on our revolving credit facility because they are floating rate instruments and we cannot determine with accuracy the timing of future loan advances, repayments, or future interest rates to be charged.

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

	Gathering and Processing	Water Handling and Treatment	Consolidated Total
Three Months Ended September 30, 2017
Operating income	$58,819	24,352	83,171
Depreciation expense	21,803	8,753	30,556
Accretion of contingent acquisition consideration	—	2,556	2,556
Equity-based compensation	5,111	2,088	7,199
Distributions from unconsolidated affiliates	4,300	—	4,300
Segment and consolidated Adjusted EBITDA	$90,033	37,749	127,782

Three Months Ended September 30, 2018
Operating income	$82,115	43,931	126,046
Impairment of property and equipment expense	1,157	—	1,157
Depreciation expense	25,830	12,626	38,456
Accretion of contingent acquisition consideration	—	4,020	4,020
Accretion of asset retirement obligations	—	33	33
Equity-based compensation	3,666	862	4,528
Distributions from unconsolidated affiliates	11,765	—	11,765
Segment and consolidated Adjusted EBITDA	$124,533	61,472	186,005

Nine Months Ended September 30, 2017
Operating income	$168,391	89,044	257,435
Depreciation expense	63,773	24,831	88,604
Accretion of contingent acquisition consideration	—	9,672	9,672
Equity-based compensation	14,937	5,499	20,436
Distributions from unconsolidated affiliates	10,120	—	10,120
Segment and consolidated Adjusted EBITDA	$257,221	129,046	386,267

Nine Months Ended September 30, 2018
Operating income	$210,582	141,834	352,416
Impairment of property and equipment expense	5,771	—	5,771
Depreciation expense	73,502	33,819	107,321
Accretion of contingent acquisition consideration	—	11,841	11,841
Accretion of asset retirement obligations	—	101	101
Equity-based compensation	13,078	3,528	16,606
Distributions from unconsolidated affiliates	29,660	—	29,660
Gain on sale of assets-Antero Resources	(583)	—	(583)
Segment and consolidated Adjusted EBITDA	$332,010	191,123	523,133

The following table represents a reconciliation of our Segment and consolidated Adjusted EBITDA and Distributable Cash Flow to the most directly comparable GAAP financial measures for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2017	2018	2017	2018
Reconciliation of Net Income to Segment and Consolidated Adjusted EBITDA and Distributable Cash Flow:
Net income	$80,893	119,764	243,160	337,335
Interest expense	9,311	16,988	27,162	42,913
Impairment of property and equipment expense	—	1,157	—	5,771
Depreciation expense	30,556	38,456	88,604	107,321
Accretion of contingent acquisition consideration	2,556	4,020	9,672	11,841
Accretion of asset retirement obligations	—	33	—	101
Equity-based compensation	7,199	4,528	20,436	16,606
Equity in earnings of unconsolidated affiliates	(7,033)	(10,706)	(12,887)	(27,832)
Distributions from unconsolidated affiliates	4,300	11,765	10,120	29,660
Gain on sale of assets–Antero Resources	—	—	—	(583)
Segment and consolidated Adjusted EBITDA	127,782	186,005	386,267	523,133
Interest paid	(20,554)	(24,958)	(42,530)	(53,576)
Decrease in cash reserved for bond interest (1)	8,831	8,734	9,025	8,734
Income tax withholding upon vesting of Antero Midstream Partners LP equity-based compensation awards (2)	(1,500)	(1,500)	(5,431)	(4,500)
Maintenance capital expenditures (3)	(10,771)	(10,964)	(43,096)	(44,741)
Distributable cash flow	$103,788	157,317	304,235	429,050

(1)	Cash reserved for bond interest expense on Antero Midstream’s 5.375% senior notes outstanding during the period that is paid on a semi-annual basis on March 15th and September 15th of each year.
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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with GAAP.  The preparation of our unaudited condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities.  Certain accounting policies involve judgments and uncertainties to such an extent that there is reasonable likelihood that materially different amounts could have been reported under different conditions, or if different assumptions had been used.  We evaluate our estimates and assumptions on a regular basis.  We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates and assumptions used in preparation of our financial statements.  We provide expanded discussion of our more significant accounting policies, estimates and judgments in our 2017 Form 10-K.  We believe these accounting policies reflect our more significant estimates and assumptions used in preparation of our financial statements.  Also, see note 2 of the notes to our audited consolidated financial statements, included in our 2017 Form 10-K, for a discussion of additional accounting policies and estimates made by management.

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

Off-Balance Sheet Arrangements

As of September 30, 2018, we did not have any off-balance sheet arrangements.

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

Interest Rate Risk

Our primary exposure to interest rate risk results from outstanding borrowings under our Credit Facility, which has a floating interest rate.  We do not currently, but may in the future, hedge the interest on portions of our borrowings under our revolving credit facility from time‑to‑time in order to manage risks associated with floating interest rates.  At September 30, 2018, we had $875 million of borrowings and no letters of credit outstanding under the Credit Facility.  A 1.0% increase in our Credit Facility interest rate would have resulted in an estimated $5.5 million increase in interest expense for the nine months ended September 30, 2018.

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

Item 4.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a‑15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q.  Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2018 at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.       Risk Factors.

We are subject to certain risks and hazards due to the nature of the business activities we conduct.  For a discussion of these risks, see “Item 1A. Risk Factors” in our 2017 Form 10-K.  The risks described in our 2017 Form 10-K could materially and adversely affect our business, financial condition, cash flows, and results of operations.  There have been no material changes to the risks described in our 2017 Form 10-K, except for the risks related to the Transactions, as described below.  We may experience additional risks and uncertainties not currently known to us; or, as a result of developments occurring in the future, conditions that we currently deem to be immaterial may also materially and adversely affect our business, financial condition, cash flows and results of operations.

We may incur substantial transaction-related costs in connection with the Transactions, and if the Transactions do not occur, we will not benefit from the expenses we have incurred in pursuit of the Transactions.

We expect to incur substantial expenses in connection with completing the Transactions, including fees paid to legal, financial and accounting advisors, filing fees, proxy solicitation costs and printing costs. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately at the present time. The Transactions may not be completed. If the Transactions are not completed, we will have incurred substantial expenses for which no ultimate benefit will have been received by it.

We are subject to contractual interim operating restrictions while the proposed Transactions are pending, which could adversely affect our business and operations.

Under the terms of the Simplification Agreement, we are subject to certain restrictions on the conduct of our business prior to completing the Transactions, which may adversely affect our ability to execute certain of its business strategies. Such limitations could negatively affect our businesses and operations prior to the completion of the Transactions.

We may be subject to class action lawsuits relating to the Transactions, which could materially adversely affect our business, financial condition and operating results.

We and the directors and officers of our general partner may be subject to class action lawsuits relating to the Transactions and other additional lawsuits that may be filed. Such litigation is very common in connection with acquisitions of public companies, regardless of any merits related to the underlying acquisition. While we will evaluate and defend against any actions vigorously, the costs of the defense of such lawsuits and other effects of such litigation could have an adverse effect on our business, financial condition and operating results.

One of the conditions to consummating the Transactions is that no injunction or other order prohibiting or otherwise preventing the consummation of the Transactions shall have been issued by any court or governmental entity of competent jurisdiction in the United States. Consequently, if any lawsuit is filed challenging the Transactions and is successful in obtaining an injunction preventing the parties to the Simplification Agreement from consummating the Transactions, such injunction may prevent the Transactions from being completed in the expected timeframe, or at all.

Failure to complete, or significant delays in completing, the Transactions could negatively affect the trading prices of our common units and our future business and financial results.

Completion of the Transactions is not assured and is subject to risks, including the risks that approval of the Transactions by the AMGP’s shareholders and our unitholders or by governmental agencies is not obtained or that other closing conditions are not satisfied. If the Transactions are not completed, or if there are significant delays in completing the Transactions, the trading price of our common units and our future business and financial results could be negatively affected, and it will be subject to several risks, including the following:

•	the parties may be liable for damages to one another under the terms and conditions of the Simplification Agreement;
•

negative reactions from the financial markets, including declines in the prices of our common units due to the fact that current prices may reflect a market assumption that the Transactions will be completed;

•	having to pay certain significant costs relating to the Transactions; and
•	the attention of our management will have been diverted to the Transactions rather than the Partnership’s own operations and pursuit of other opportunities that could have been beneficial to us.

Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The following table sets forth our common unit purchase activity for each period presented:

Period	Number of Common Units Purchased	Average Price Paid per Common Unit	Total Number of Common Units Purchased as Part of Publicly Announced Plans	Maximum Number of Common Units that May Yet be Purchased Under the Plan
July 1, 2018 - July 31, 2018	2,668	$30.01	—	N/A
August 1, 2018 - August 31, 2018	—	$—	—	N/A
September 1, 2018 - September 30, 2018	—	$—	—	N/A

Common units purchased represent common units transferred to us in order to satisfy tax withholding obligations incurred upon the vesting of Antero Midstream equity awards held by our employees

Item 5.          Other Information.

None.

Item 6.          Exhibits.

2.1	†

Simplification Agreement, dated as of October 9, 2018, by and among AMGP GP LLC, Antero Midstream GP LP, Antero IDR Holdings LLC, Arkrose Midstream Preferred Co LLC, Arkrose Midstream NewCo Inc., Arkrose Midstream Merger Sub LLC, Antero Midstream Partners GP LLC and Antero Midstream Partners LP (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K (Commission File No. 001-36719) filed on October 10, 2018).

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

10.1

Voting Agreement, dated as of October 9, 2018, by and among Antero Midstream Partners LP and the shareholders of Antero Midstream GP LP named on Schedule I thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (Commission File No. 001-36719) filed on October 10, 2018).

10.2

Voting Agreement, dated as of October 9, 2018, by and among Antero Midstream Partners LP and the shareholders of Antero Midstream GP LP named on Schedule I thereto (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (Commission File No. 001-36719) filed on October 10, 2018).

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

The following financial information from this Form 10-Q of ANTERO MIDSTREAM PARTNERS, LP for the quarter ended September 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Partners’ Capital, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

† Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Partnership hereby undertakes to furnish supplemental copies of any of the omitted schedules upon request by the U.S. Securities and Exchange Commission.

The exhibits marked with the asterisk symbol (*) are filed or furnished with this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANTERO MIDSTREAM PARTNERS LP

By:	ANTERO MIDSTREAM PARTNERS GP LLC, its general partner

By:	/s/ Michael N. Kennedy
Michael N. Kennedy
Chief Financial Officer

Date:	October 31, 2018