Form 10-K
period 2018-12-31
Antero Midstream Partners LP
filed 2019-02-13
CIK 1598968

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S‑T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  ☒ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,”  “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer ☒ Emerging growth company ☐	Accelerated filer ☐	Non‑accelerated filer ☐	Smaller reporting company ☐

If an emerging growth company, indicate by checkmark if the registrant has elected to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Act).  ☐ Yes  ☒ No

The aggregate market value of the registrant’s common units representing limited partner interests held by non-affiliates of the registrant as of June 29, 2018, the last business day of the registrant’s most recently completed second fiscal quarter was approximately $2.6 billion based on the closing price of Antero Midstream Partners LP’s common units representing limited partner interests as reported on the New York Stock Exchange of $29.52.

As of February 8, 2019, there were 187,330,147 common units representing limited partner interests outstanding.

Documents incorporated by reference: None.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Some of the information in this Annual Report on Form 10-K may contain forward-looking statements.  Forward-looking statements give our current expectations, contain projections of results of operations or of financial condition, or forecasts of future events.  Words such as “may,” “assume,” “forecast,” “position,” “predict,” “strategy,” “expect,” “intend,” “plan,” “estimate,” “anticipate,” “believe,” “project,” “budget,” “potential,” or “continue,” and similar expressions are used to identify forward-looking statements.  They can be affected by assumptions used or by known or unknown risks or uncertainties.  Consequently, no forward-looking statements can be guaranteed.  When considering these forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this Annual Report on Form 10-K. Actual results may vary materially.  You are cautioned not to place undue reliance on any forward-looking statements.  You should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties.  Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements include:

•Antero Resources Corporation’s expected production and ability to meet its drilling and development plan;

•our ability to execute our business strategy;

•	the possibility that the proposed simplification and related transactions described elsewhere in this Annual Report on Form 10-K (the “Transactions”) are not consummated in a timely manner or at all;
•	the diversion of management in connection with the Transactions and the ability of the resulting entity of the Transactions to realize the anticipated benefits of the Transactions;
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

•

our ability to complete the construction or purchase new gathering and compression, processing, water handling and treatment or other assets on schedule, at the budgeted cost or at all, and the ability of such assets to operate as designed or at expected levels;

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

We caution you that these forward-looking statements are subject to all of the risks and uncertainties, most of which are difficult to predict and many of which are beyond our control, incident to our business.  These risks include, but are not limited to, commodity price volatility, inflation, environmental risks, drilling and completion and other operating risks, regulatory changes, the uncertainty inherent in projecting future rates of production, cash flows and access to capital, the timing of development expenditures, conflicts of interest among holders of our common units and the other risks described under “Risk Factors” in this Annual Report on Form 10-K.

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

“DOT.”  Department of Transportation.

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

Items 1 and 2.  Business and Properties

Our Partnership

We are a growth-oriented master limited partnership formed by Antero Resources Corporation (“Antero Resources”) to own, operate and develop midstream energy assets to service Antero Resources’ increasing production.  Our assets consist of gathering pipelines, compressor stations, and interests in processing and fractionation plants that collect and process production from Antero Resources’ wells in the Marcellus and Utica Shales in West Virginia and Ohio.  Our assets also include two independent fresh water delivery systems that deliver fresh water from the Ohio River and several regional waterways and a wastewater treatment facility that was placed in service in 2018 (referred to herein as our “wastewater treatment facility” or the “Antero Clearwater Facility”).  These fresh water delivery systems consist of permanent buried pipelines, surface pipelines and fresh water storage facilitates, as well as pumping stations and impoundments to transport the fresh water throughout the pipelines.  We also provide water handling and treatment services for well completion and production operations in Antero Resources’ operating areas.   The other fluid handling services consist of high rate transfer services, wastewater transportation, and disposal.  We believe that our strategically located assets and our relationship with Antero Resources have allowed us to become a leading midstream energy company serving the Marcellus and Utica Shale plays.

Since our initial public offering, we have grown our quarterly distribution 176% from our minimum quarterly distribution of $0.17 per unit ($0.68 per unit on an annualized basis) for the quarter ended December 31, 2014 (the initial quarter for which we paid a quarterly cash distribution) to $0.47 per unit ($1.88 per unit on an annualized basis) for the quarter ended December 31, 2018.  Our ability to consistently grow our cash distributions is driven by a combination of Antero Resources’ production growth and our accretive build‑out of additional midstream infrastructure to service that production growth.

Antero Midstream Partners LP’s (the “Partnership” or “Antero Midstream”) assets consist of gathering pipelines, compressor stations, interests in processing and fractionation plants, and water handling and treatment infrastructure, through which Antero Midstream and its affiliates provide gathering, compression, processing, fractionation and integrated water services, including fresh water delivery services, treatment and other fluid handling services.  These services are provided to Antero Resources under long-term, fixed-fee contracts, limiting Antero Midstream’s direct exposure to commodity price risk.  As of December 31, 2018, all of Antero Resources’ approximate 688,000 gross acres (612,000 net acres) are dedicated to Antero Midstream for gathering, compression and water services, except for approximately 153,000 gross acres subject to third‑party gathering and compression commitments.  Antero Midstream also owns a 15% equity interest in the gathering system of Stonewall Gas Gathering LLC (“Stonewall”) and a 50% equity interest in the Joint Venture to develop processing and fractionation assets in Appalachia with MarkWest, a wholly owned subsidiary of MPLX.  In connection with Antero Midstream’s entry into the Joint Venture with MarkWest, Antero Midstream released to the Joint Venture its right to provide certain processing and fractionation services on 195,000 gross acres held by Antero Resources in Ritchie, Tyler and Wetzel Counties in West Virginia.  Under its agreements with Antero Midstream, and subject to any pre‑existing dedications or other third‑party commitments, Antero Resources has dedicated to Antero Midstream all of its current and future acreage in West Virginia, Ohio and Pennsylvania for gathering and compression services and all of its acreage within defined service areas in West Virginia and Ohio for water services.  Antero Midstream also has certain rights of first offer with respect to gathering, compression, processing, and fractionation services, and water services for acreage located outside of the existing dedicated areas.  The gathering and compression agreement has a 20‑year initial term that commenced on the date of our initial public offering (“IPO”), and the water services agreement has a 20-year initial term that commenced on the date of the Water Acquisition (as defined below), both of which are subject to automatic annual renewal after the initial term.

On September 23, 2015, Antero Resources contributed (the “Water Acquisition”) (i) all of the outstanding limited liability company interests of Antero Water LLC (“Antero Water”) to the Partnership and (ii) all of the assets, contracts, rights, permits and properties owned or leased by Antero Resources and used primarily in connection with the construction, ownership, operation, use or maintenance of Antero Resources’ advanced wastewater treatment complex in Doddridge County, West Virginia, to Antero Treatment LLC (“Antero Treatment”) (collectively, (i) and (ii) are referred to herein as the “Contributed Assets”). Our results for the year ended December 31, 2015 have been recast to include the historical results of Antero Water because the transaction was between entities under common control.  Antero Water’s operations prior to the Water Acquisition consisted entirely of fresh water delivery operations.

Our water services agreement includes certain minimum fresh water delivery commitments that require Antero Resources to take delivery or pay a fee on a minimum volume of fresh water deliveries in calendar years 2016 through 2019.  Minimum volume commitments were 90,000 barrels per day in 2016, 100,000 barrels per day in 2017 and 120,000 barrels per day in 2018 and are 120,000 barrels per day in 2019.  We have a secondment agreement whereby Antero Resources provides seconded employees to perform certain operational services with respect to our assets for a 20-year period that commenced at Antero Midstream’s initial public offering (“IPO”) date.  Additionally, we have a services agreement whereby Antero Resources provides certain administrative services to us for a 20-year period that commenced at Antero Midstream’s IPO date.

In connection with the Water Acquisition, we have agreed to pay Antero Resources (a) $125 million in cash if we deliver 176 million barrels or more of fresh water during the period between January 1, 2017 and December 31, 2019 and (b) an additional $125 million in cash if we deliver 219 million barrels or more of fresh water during the period between January 1, 2018 and December 31, 2020.  As of December 31, 2018, we have delivered 127 million of the 176 million barrels and we expect to pay the entire amount of the contingent consideration for the delivery of 176 million barrels or more of fresh water during the period between January 1, 2017 and December 31, 2019.  As of December 31, 2018, we have delivered 71 million of the 219 million barrels or more of fresh water during the period between January 1, 2018 and December 31, 2020 and we do not expect to deliver at least 219 million barrels based on Antero Resources’ 2019 budget and long-term outlook.

Our gathering and compression assets consist of high and low pressure gathering pipelines, compressor stations, and processing and fractionation plants that collect and process natural gas and NGLs from Antero Resources’ wells in West Virginia and Ohio.  The Partnership’s water handling and treatment assets include two independent systems that deliver fresh water from sources including the Ohio River, local reservoirs as well as several regional waterways.  The fresh water delivery services systems consist of permanent buried pipelines, surface pipelines and fresh water storage facilities, as well as pumping stations and impoundments to transport fresh water throughout the systems used to deliver water to Antero Resources’ well completions.  As of December 31, 2018, we had the ability to store 5.3 million barrels of fresh water in 37 impoundments.    The Partnership also owns water treatment assets including the Antero Clearwater Facility, waste water pits and a related landfill used for the disposal of waste therefrom (the “Antero Landfill”).  Other fluid handling services include third party services for well completion and production operations in Antero Resources’ operating areas managed by Antero Midstream.

 Due to the extensive geographic distribution of our water pipeline systems in both West Virginia and Ohio, we have provided water delivery services to other oil and gas producers operating within and adjacent to Antero Resources’ operating area, and we are able to provide water delivery services to other oil and gas producers in the area, subject to our availability to provide the services, in an effort to further leverage the use of our existing system.

Our operations are located in the United States and are organized into two reporting segments: (1) gathering and processing and (2) water handling and treatment.  Financial information for our reporting segments is located under Note 15—Reporting Segments to our consolidated financial statements.

Developments and Highlights

Simplification Agreement

On February 26, 2018, we announced that the board of directors of our general partner formed a conflicts committee composed solely of directors who satisfy the requirements for serving on the Partnership’s conflicts committee in conjunction with the formation of the special committee at Antero Resources, and a conflicts committee at AMGP, the sole member of our general partner.  In connection with the conflicts committee’s efforts to explore, review and evaluate potential transaction involving the Partnership, on October 9, 2018, we announced that we, Antero Midstream GP LP (“AMGP”) and certain of their affiliates entered into a Simplification Agreement (as may be amended from time to time, the “Simplification Agreement”), pursuant to which, among other things, (1) AMGP will be converted from a limited partnership to a corporation under the laws of the State of Delaware, to be named Antero Midstream Corporation (which is referred to as “New AM” and the conversion, the “Conversion”); (2) an indirect, wholly owned subsidiary of New AM will be merged with and into the Partnership, with the Partnership surviving the merger as an indirect, wholly owned subsidiary of New AM (the “Merger”) and (3) all the issued and outstanding Series B Units representing limited liability company interests of Antero IDR Holdings LLC (“IDR Holdings”), a partially owned subsidiary of AMGP and the holder of all of the Partnership’s incentive distribution rights, will be exchanged for an aggregate of approximately 17.35 million shares of New AM’s common stock (the “Series B Exchange”).  The Conversion, the Merger, the Series B Exchange and the other transactions contemplated by the Simplification Agreement are collectively referred to as the “Transactions.”  As a result of the Transactions, the Partnership will be a wholly owned subsidiary of New AM and former shareholders of AMGP, unitholders of the Partnership and holders of Series B Units will each own New AM’s common stock.

For additional information on the Simplification Agreement and the Transactions, see “Item 13. Certain Relationships and Related Transactions and Director Independence.”

Financial Results

For the year ended December 31, 2018, we generated cash flows from operations of $658 million, net income of $586 million, Adjusted EBITDA of $717 million, and Distributable Cash Flow of $596 million.  This compares to cash flows from operations of $476 million, net income of $307 million, Adjusted EBITDA of $529 million, and Distributable Cash Flow of $421 million for the year ended December 31, 2017.  See “—Non-GAAP Financial Measures” for a definition of Adjusted EBITDA and Distributable Cash Flow (non-GAAP measures) and a reconciliation of Adjusted EBITDA and Distributable Cash Flow to net income.

Cash Distributions

The board of directors of our general partner declared a cash distribution of $0.47 per unit for the quarter ended December 31, 2018.  The distribution was paid on February 13, 2019 to unitholders of record as of February 1, 2019.

2018 Capital Spending and 2019 Capital Budget

For the year ended December 31, 2018, our total capital spending was $588 million, which included $535 million of expansion capital and $53 million of maintenance capital.  We spent $446 million for gathering and compression infrastructure, of which 97% was invested in the Marcellus Shale and the remaining 3% was invested in the Utica Shale.  The additional gathering and compression infrastructure included 51 miles of pipelines in the Marcellus and Utica Shales combined.  Additionally, we invested $89 million in water infrastructure to construct 12 miles of additional buried fresh water pipelines and surface pipelines and Antero Clearwater Facility construction costs to support Antero Resources’ completion activities.  The total investment in water infrastructure was allocated 77% to the Marcellus Shale and the remaining 23% to the Utica Shale.  We also invested $136 million in our joint ventures.

During 2019, we plan to expand our existing Marcellus and Utica Shale gathering, processing and fresh water delivery infrastructure to accommodate Antero Resources’ development plans.  Antero Resources’ 2019 consolidated drilling and completion capital budget is $1.1 billion to $1.25 billion.  Antero Resources plans to operate an average of five drilling rigs and complete between 115 and 125 horizontal wells, substantially all of which are located on acreage dedicated to us.

Our 2019 capital budget is a range of $750 million to $800 million, which at the midpoint includes $710 million of expansion capital and $65 million of maintenance capital.    The capital budget includes $400 million of capital for gathering and compression infrastructure primarily in the Marcellus Shale.  We also expect to invest $135 million for fresh water delivery infrastructureincluding an additional withdrawal point and associated trunklines to support Antero Resources’ development in Tyler and Wezel Counties, West Virginia.  Our 2019 budget also includes $200 million for our investment in the Joint Venture primarily for the construction of two more processing plants to provide an additional 400 Mmcf/d of processing capacity.

Credit Facility

Our revolving credit facility was amended in October 2018 to (i) increase lender commitments from $1.5 billion to $2.0 billion, (ii) permit us and our guarantors under the facility to consummate the Transactions and (iii) modify the pricing grid to decrease pricing.  At December 31, 2018, we have $990 million outstanding and no letters of credit outstanding under the revolving credit facility.  The maturity date of the facility is October 26, 2022.  See “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources and Liquidity—Debt Agreements—Revolving Credit Facility” for a description of our revolving Credit Facility.

Our Assets

The following table provides information regarding our gathering and processing systems as of December 31, 2017 and 2018:

	Gathering and Processing System
	Low-Pressure		High-Pressure		Compression
	Pipeline (miles)		Pipeline (miles)		Capacity (MMcf/d)
	As of December 31,
	2017	2018	2017	2018	2017	2018
Marcellus	126	155	116	134	1,590	2,150
Utica	68	72	36	36	120	320
Total	194	227	152	170	1,710	2,470

The following table provides information regarding our water handling and treatment systems as of December 31, 2017 and 2018:

	Water Handling and Treatment System
	Buried Fresh Water		Surface Fresh Water		Wells Serviced by		Fresh Water
	Pipeline (miles)		Pipeline (miles)		Water Distribution		Impoundments
	As of December 31,
	2017	2018	2017	2018	2017	2018	2017	2018
Marcellus	122	127	68	76	115	138	25	25
Utica	55	55	28	27	27	24	13	12
Total	177	182	96	103	142	162	38	37

In addition, our assets include a wastewater treatment facility that was placed into service in 2018.

Our Relationship with Antero Resources

Antero Resources is our most significant customer and is one of the largest producers of natural gas and NGLs in the Appalachian Basin, where it produced, on average, 2.7 Bcfe/d net (28% liquids) during 2018, an increase of 20% as compared to 2017.  As of December 31, 2018, Antero Resources’ estimated net proved reserves were 18.0 Tcfe, which were comprised of 63% natural gas, 35% NGLs, and 2% oil.  As of December 31, 2018, Antero Resources’ drilling inventory consisted of 3,734 identified potential horizontal well locations (approximately 3,200 of which were located on acreage dedicated to us) for gathering and compression and water handling and treatment services, which provides us with significant opportunities for growth as Antero Resources’ active drilling program continues and its production increases.  Antero Resources’ consolidated 2019 drilling and completion budget is $1.1 billion to $1.25 billion, and includes plans to operate an average of five drilling rigs, primarily in the Marcellus Shale.  Antero Resources relies significantly on us to deliver the midstream infrastructure necessary to accommodate its production growth.  For additional information regarding our contracts with Antero Resources, please read “—Contractual Arrangement with Antero Resources.”

We are highly dependent on Antero Resources as our most significant customer, and we expect to derive most of our revenues from Antero Resources for the foreseeable future.  Accordingly, we are indirectly subject to the business risks of Antero Resources.  For additional information, please read “Item 1A.  Risk Factors—Risks Related to Our Business.”  Because substantially all of our revenue is derived from Antero Resources, any development that materially and adversely affects Antero Resources’ operations, financial condition or market reputation could have a material adverse impact on us.

Contractual Arrangements with Antero Resources

Gathering and Compression

In connection with our IPO, Antero Resources dedicated all of its current and future acreage in West Virginia, Ohio and Pennsylvania to us for gathering and compression except for acreage attributable to third-party commitments in effect prior to the Antero Midstream IPO, or acreage we have acquired that is subject to pre-existing dedications.  For a discussion of Antero Resources’ existing third‑party commitments and pre-existing dedications, please read “—Antero Resources’ Existing Third‑Party Commitments.”  We also have an option to gather and compress natural gas produced by Antero Resources on any acreage it acquires in the future outside of West Virginia, Ohio and Pennsylvania on the same terms and conditions.  Under the gathering and compression agreement, we receive a low pressure gathering fee per Mcf, a high-pressure gathering fee per Mcf, and a compression fee per Mcf, in each case subject to CPI‑based adjustments.  If and to the extent Antero Resources requests that we construct new high pressure lines and compressor stations, the gathering and compression agreement contains minimum volume commitments that require Antero Resources to utilize or pay for 75% and 70%, respectively, of the capacity of such new construction for 10 years.  Additional high pressure lines and compressor stations installed on our own initiative are not subject to such volume commitments.  These minimum volume commitments on new infrastructure are intended to support the stability of our cash flows.  For additional information, please read “Item 13. Certain Relationships and Related Transactions.”

Water Handling and Treatment Services

In connection with the Water Acquisition on September 23, 2015, we entered in a Water Services Agreement with Antero Resources whereby we have agreed to provide certain water handling and treatment services to Antero Resources within an area of dedication in defined service areas in Ohio and West Virginia.  We also have certain rights of first offer with respect to water services for acreage located outside of the existing dedicated areas.  Antero Resources agreed to pay us for all water handling and treatment services provided by us in accordance with the terms of the Water Services Agreement.  The initial term of the Water Services Agreement is 20 years from September 23, 2015 and from year to year thereafter until terminated by either party.  Under the agreement, Antero Resources will pay a fixed fee per barrel in West Virginia and Ohio and all other locations for fresh water deliveries by pipeline directly to the well site, subject to annual CPI adjustments.  Antero Resources committed to pay a fee on a minimum volume of fresh water deliveries in calendar years 2016 through 2019.  Antero Resources is obligated to pay a minimum volume fee to us in the event the aggregate volume of fresh water delivered to Antero Resources under the Water Services Agreement is less than 120,000 barrels per day in 2019, which we expect to exceed.  Antero Resources also agreed to pay us a fixed fee per barrel for wastewater treatment at the Antero Clearwater Facility subject to annual CPI-based adjustments.  In addition, we contract with third party service providers to provide Antero Resources flow back and produced water services and Antero Resources will reimburse us third party out-of-pocket costs plus 3%.

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

In connection with the formation of the Joint Venture, we and Antero Resources amended and restated our right of first offer agreement in order to, among other things, amend the list of conflicting dedications set forth in such agreement to include the gas processing and NGL fractionation arrangement between Antero Resources and MarkWest.  In connection with the entry into to such gas processing and NGL fractionation agreements, we released to the Joint Venture our right to provide  certain processing and fractionation services on 195,000 gross acres held by Antero Resources, and MarkWest has separately agreed to use the Joint Venture for a portion of processing and fractionation services under the agreements.

Antero Resources’ Existing Third‑Party Commitments

Excluded Acreage

Antero Resources previously dedicated a portion of its acreage in the Marcellus Shale to certain third parties’ gathering and compression services.  We refer to this acreage dedication as the “excluded acreage.”  As of December 31, 2018, the excluded acreage consisted of approximately 153,000 of Antero Resources’ existing net leasehold acreage.  At that same date, approximately 530 of Antero Resources’ 3,734 potential horizontal well locations were located within the excluded acreage.

Other Commitments

In addition to the excluded acreage, Antero Resources has entered into take‑or‑pay contracts with volume commitments for certain third parties’ high pressure gathering and compression services.  Specifically, those volume commitments consist of up to an aggregate of 750 MMcf/d on four high pressure gathering pipelines and 1,020 MMcf/d on nine compressor stations.

Acreage Dispositions

In addition to the excluded acreage and Antero Resources’ other commitments with third parties, each of the gathering and compression agreement, water services agreement and right of first offer agreement between Antero Resources and us permit Antero Resources to sell, transfer, convey, assign, grant, or otherwise dispose of dedicated properties free of the dedication under such agreements, provided that the number of net acres of dedicated properties so disposed of, when added to the number of net acres of dedicated properties previously disposed of free of the dedication since the respective effective dates of the agreements, does not exceed the aggregate number of net acres of dedicated properties acquired by Antero Resources since such effective dates. Accordingly, under certain circumstances, Antero Resources may dispose of a significant number of net acres of dedicated properties free from dedication without our consent, and we have no control over the timing or extent of such dispositions.

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

The Energy Policy Act of 2005, or EPAct 2005, amended the NGA and NGPA to prohibit fraud and manipulation in natural gas markets.  The FERC subsequently issued a final rule making it unlawful for any entity, in connection with the purchase or sale of natural gas or transportation service subject to FERC’s jurisdiction, to defraud, make an untrue statement or omit a material fact or engage in any practice, act or course of business that operates or would operate as a fraud.  The FERC’s anti-manipulation rules apply to intrastate sales and gathering activities only to the extent that there is a “nexus” to FERC-jurisdictional transactions.  EPAct 2005 also provided the FERC with the authority to impose civil penalties of up to approximately $2 million (adjusted annually for inflation) per day per violation.  On January 9, 2017, FERC issued an order (Order No. 834) increasing the maximum civil penalty amounts under the NGA and NGPA to adjust for inflation.  FERC may now assess civil penalties under the NGA and NGPA of up to $1,269,500 per violation per day.

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

On June 22, 2016, the President of the United States signed into law new legislation entitled Protecting our Infrastructure of Pipelines and Enhancing Safety Act of 2016, or the PIPES Act.  The PIPES Act reauthorizes PHMSA through 2019, and facilitates greater pipeline safety by providing PHMSA with emergency order authority, including authority to issue prohibitions and safety measures on owners and operators of gas or hazardous liquid pipeline facilities to address imminent hazards, without prior notice or an opportunity for a hearing, as well as enhanced release reporting requirements, requiring a review of both natural gas and hazardous liquid integrity management programs, and mandating the creation of a working group to consider the development of an information-sharing system related to integrity risk analyses. The PIPES Act also requires that PHMSA publish periodic updates on the status of those mandates outstanding from the 2011 Pipeline Safety Act, of which approximately twelve remain to be completed.  The mandates yet to be acted upon include requiring certain shut-off valves on transmission lines, mapping all high consequence areas, and shortening the deadline for accident and incident notifications.

PHMSA regularly revises its pipeline safety regulations.  For example, in March of 2015, PHMSA finalized new rules applicable to gas and hazardous liquid pipelines that, among other changes, impose new post-construction inspections, welding, gas component pressure testing requirements, as well as requirements for calculating pressure reductions for immediate repairs on liquid pipelines.  In addition, in May 2016, PHMSA proposed rules that would, if adopted, impose more stringent requirements for certain gas lines.  Among other things, the proposed rulemaking would extend certain of PHMSA’s current regulatory safety programs for gas pipelines beyond ‘‘high consequence areas’’ to cover gas pipelines found in newly defined ‘‘moderate consequence areas’’ that contain as few as five dwellings within the potential impact area and would also require gas pipelines installed before 1970 that are currently exempted from certain pressure testing obligations to be tested to determine their maximum allowable operating pressures, or MAOP.  Other new requirements proposed by PHMSA under rulemaking would require pipeline operators to: report to PHMSA in the event of certain MAOP exceedances; strengthen PHMSA integrity management requirements; consider seismicity in evaluating threats to a pipeline; conduct hydrostatic testing for all pipeline segments manufactured using longitudinal seam welds; and use more detailed guidance from PHMSA in the selection of assessment methods to inspect pipelines.  The proposed rulemaking also seeks to impose a number of requirements on natural gas gathering lines.  PHMSA has announced its intention to divide the proposed rule into three parts and issue three separate final rulemakings in 2019.  Part I is expected to address the expansion of risk assessment and MAOP requirements (expected issuance in March 2019); Part II is expected to address the expansion of integrity management program regulations (expected issuance in June 2019); and Part III is expected to expand the regulation of gas gathering lines (expected issuance in August 2019).  Separately, in January 2017, PHMSA finalized regulations for hazardous liquid pipelines that significantly extend and expand the reach of certain PHMSA integrity management requirements (i.e., periodic assessments, leak detection and repairs), regardless of the pipeline’s proximity to a high consequence area.  The final rule would also impose new reporting requirements for certain unregulated pipelines, including all hazardous liquid gathering lines.  However, implementation of this rule has been delayed as a result of the change in U.S. Presidential Administrations, and the final rule is not expected to be published by the Federal Register until the first half of 2019.  Separately, in March 2017, new PHMSA rules related to gas and hazardous liquid pipeline accident reporting, control room personnel training requirements, personnel drug and alcohol testing, and incorporating consensus standards by reference for integrity management issues such as in-line inspection and stress corrosion cracking direct assessment became effective.

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

Hydraulic Fracturing Activities

Hydraulic fracturing is an important and common practice that is used to stimulate production of natural gas and/or oil from dense subsurface rock formations.  The hydraulic fracturing process involves the injection of water, sand, and chemicals under pressure through a cased and cemented wellbore into targeted subsurface formations to fracture the surrounding rock and stimulate production.  Our primary customer, Antero Resources, uses hydraulic fracturing as part of its completion operations as does most of the U.S. onshore oil and natural gas industry.  Hydraulic fracturing is typically regulated by state oil and gas commissions and similar agencies; however, in recent years the EPA, has asserted limited authority over hydraulic fracturing and has issued or sought to propose rules related to the control of air emissions, disclosure of chemicals used in the process, and the disposal of flowback and produced water resulting from the process.  Some states, including those in which we operate, have adopted, and other states are considering adopting, regulations that could impose more stringent disclosure and/or well construction requirements on hydraulic fracturing operations.  For example, in July 2015, the Ohio Department of Natural Resources issued final rules for horizontal drilling well-pad construction.  The Ohio legislature has also adopted laws requiring oil and natural gas operators to disclosue chemical ingredients used to hydraulically fracture wells and to conduct pre-drilling baseline water quality sampling of certain water wells near a proposed horizontal well.  Local governments also may seek to adopt ordinances within their jurisdictions regulating the time, place and manner of drilling activities in general or hydraulic fracturing activities in particular.  Some states and municipalities have saught to ban hydraulic fracturing altogether.  We cannot predict whether any such federal, state, or local legal restrictions relating to the hydraulic fracturing process will ever be enacted in areas where our customers operate and if so, what the effects of such restrictions would be.  If additional levels of regulation and permits were required through the adoption of new laws and regulations at the federal state or local level, that could lead to delays, increased operating costs and process prohibitions that could reduce the volumes of water and natural gas that move through our systems, which in turn could materially adversely affect our revenues and results of operations.

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

Our Antero Clearwater Facility and adjacent Antero Landfill operate pursuant to West Virginia Department of Environmental Protection (“DEP”) permits for the management of stormwater and wastewater and the disposal and management of solid waste.  The produced water, flowback water, and other waste associated with shale development treated at the Antero Clearwater Facility are exempt from RCRA hazardous waste regulations.  Likewise, the input (residual salt derived from the wastewater treated at the Antero Clearwater Facility) and output (leachate derived from precipitation run-off contacting the non-hazardous salt) to and from the Antero Landfill also qualify as exploration and production-exempt non‑hazardous wastes because they derive from non-hazardous exempt material.  However, in the event that hazardous non-exempt waste streams are introduced to and mix with the exempt waste at the

Antero Clearwater Facility, or if we otherwise fail to handle or treat such exempt materials pursuant to our West Virginia DEP permits, we may be subject to penalties and/or corrective action measures.  Additionally, in the event that we dispose of sludges containing naturally occurring radioactive material (generated at the Antero Clearwater Facility) at the Antero Landfill or other third-party facility that is not authorized to receive such radioactive waste, we may be subject to significant liabilities in the form of administrative, civil or criminal penalties and/or remedial obligations to remove previously disposed radioactive wastes and remediate contaminated property.

Site Remediation

The Comprehensive Environmental Response, Compensation and Liability Act, or CERCLA, also known as the Superfund law and comparable state laws impose liability without regard to fault or the legality of the original conduct, on certain classes of persons responsible for the release of hazardous substances into the environment.  Such classes of persons include the current and past owners or operators of sites where a hazardous substance was released, and companies that disposed or arranged for disposal of hazardous substances at offsite locations, such as landfills.  Although petroleum as well as natural gas is excluded from CERCLA’s definition of “hazardous substance,” in the course of our ordinary operations, our operations generate wastes that may be designated as hazardous substances.  CERCLA authorizes the EPA, states, and, in some cases, third parties to take actions in response to releases or threatened releases of hazardous substances into the environment and to seek to recover from the classes of responsible persons the costs they incur to address the release.  Under CERCLA, we could be subject to strict joint and several liabilities for the costs of cleaning up and restoring sites where hazardous substances have been released into the environment and for damages to natural resources.

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

Air Emissions

The federal Clean Air Act, and comparable state laws, regulate emissions of air pollutants from various industrial sources, including natural gas processing plants and compressor stations, and also impose various emission limits, operational limits and monitoring, reporting and recordkeeping requirements on air emission sources.  Failure to comply with these requirements could result in monetary penalties, injunctions, conditions or restrictions on operations, and potentially criminal enforcement actions.  These laws are frequently subject to change.  For example, in October 2015, the EPA lowered the National Ambient Air Quality Standard, or NAAQS, for ozone from 75 to 70 parts per billion, and completed attainment/non-attainment designations in July 2018.  State implementation of the revised NAAQS could result in stricter permitting requirements, delay or prohibit our ability to obtain such permits, and result in increased expenditures for pollution control equipment, the costs of which could be significant.  Applicable laws and regulations require pre‑ construction permits for the construction or modification of certain projects or facilities with the potential to emit air emissions above certain thresholds.  These pre‑construction permits generally require use of best available control technology, or BACT, to limit air emissions.  In addition, in June 2016, the EPA finalized rules under the federal Clean Air Act regarding criteria for aggregating multiple sites into a single source for air-quality permitting purposes applicable to the oil and gas industry.  This rule could cause small facilities (such as tank batteries and compressor stations), on an aggregate basis, to be deemed a major source, thereby triggering more stringent air permitting requirements, which in turn could result in operational delays or require us to install costly pollution control equipment.  Several EPA new source performance standards, or NSPS, and national emission standards for hazardous air pollutants, or NESHAP, also apply to our facilities and operations.  These NSPS and NESHAP standards impose emission limits and operational limits as well as detailed testing, recordkeeping and reporting requirements on the “affected facilities” covered by these regulations.  Several of our facilities are “major” facilities requiring Title V operating permits which impose semi‑annual reporting requirements.

Water Discharges

The Federal Water Pollution Control Act, or the Clean Water Act, and comparable state laws impose restrictions and strict controls regarding the discharge of pollutants, including produced waters and other oil and natural gas wastes, into federal and state waters.  The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or the state.  The discharge of dredge and fill material in regulated waters, including wetlands, is also prohibited, unless authorized by a permit issued by the U.S. Army Corps of Engineers.  These laws and any implementing regulations provide for administrative, civil, and criminal penalties for any unauthorized discharges of oil and other substances in reportable quantities and may impose substantial potential liability for the costs of removal, remediation, and damages.  In September 2015, the EPA and U.S. Army Corps of Engineers issued a final rule defining the scope of the EPA’s and the Corps’ jurisdiction over waters of the U.S. (the “WOTUS rule”).  Several legal challenges to the WOTUS rule followed, and the WOTUS rule was stayed nationwide in October 2015 pending resolution of the court challenges. In January 2018, the U.S. Supreme Court determined that federal district courts have jurisdiction to review the WOTUS rule; consequently, the previously filed district court cases have been allowed to proceed, resulting in a patchwork of implementation in 22 states (including Pennsylvania and Ohio), the District of Columbia, and the U.S. territories, and a stay of the rule in 28 states (including West Virginia).  On December 11, 2018, the EPA and the Corps proposed a new rule that would narrow federal jurisdictional reach compared to the WOTUS rule. Several environmental groups have signaled their intent to challenge the proposed rule. As a result of these developments, future implementation of the WOTUS rule or any new rule is uncertain at this time. To the extent the WOTUS rule expands the scope of the CWA’s jurisdiction in areas where we operate, we could face increased costs and delays with respect to obtaining permits for dredge and fill activities in wetland areas.

Pursuant to these laws and regulations, we may be required to obtain and maintain approvals or permits for the discharge of wastewater or storm water and are required to develop and implement spill prevention, control and countermeasure plans, also referred to as “SPCC plans,” in connection with on‑site storage of significant quantities of oil.  These laws and regulations provide for administrative, civil, and criminal penalties for any discharges not authorized by the permit and may impose substantial potential liability for the costs of removal, remediation, and damages.  We believe that compliance with such permits will not have a material adverse effect on our business operations.

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

Climate Change

In response to findings that emissions of GHGs present an endangerment to public health and the environment, the EPA has adopted regulations under existing provisions of the federal Clean Air Act, that, among other things, establish Prevention of Significant Deterioration, or PSD, pre‑construction permits, and Title V operating permits for GHG emissions from certain large stationary sources that are already potential major sources of criteria pollutant emissions regulated under the statute.  Under these regulations, facilities required to obtain PSD permits must meet BACT standards for their GHG emissions established by the states or, in some cases, by the EPA, for those emissions.  The EPA has also adopted rules requiring the monitoring and reporting of GHG emissions from specified sources in the United States, including, among others, certain onshore oil and natural gas processing and fractionating facilities.  In June 2016, the EPA finalized new regulations, known as Subpart OOOOa, that set emissions standards for methane and volatile organic compounds from new and modified oil and natural gas production and natural gas processing and transmission facilities.  In June 2017, the EPA proposed to delay implementation of these requirements for two years, but in July 2017, the U.S. Court of Appeals for the District of Columbia Circuit ruled that such a stay was unlawful.  In September 2018, the EPA proposed amendments to the 2016 standards that would relax the rule’s fugitive emissions requirements, pneumatic pump standards, and closed vent system certification requirements, among other changes.  Various industry and environmental groups separately challenged both the methane requirements and the EPA’s attempts to delay implementation of the rule.  In addition, in April 2018, several states filed a lawsuit that seeks to compel the EPA to issue methane performance standards for existing sources in the oil and natural gas source category.  As a result of these developments, future implementation of the 2016 standards is uncertain at this time.  However, given the long-term trend toward increasing regulation, future federal GHG regulations of the oil and gas industry remain a possibility, and several states have separately imposed their own regulations on methane emissions from oil and gas production activities.  These rules (and any additional regulations) could impose new compliance costs and permitting burdens on natural gas operations.

While Congress has from time to time considered legislation to reduce emissions of GHGs, there has not been significant activity in the form of federal legislation in recent years.  Although it is not possible at this time to predict how any new legislation or regulations that may be adopted to address GHG emissions would impact our business, any such future laws and regulations that limit or otherwise address emissions of GHGs could adversely affect demand for the oil and natural gas that exploration and production operators produce, some of whom are our customers, which could thereby reduce demand for our midstream services.

In addition, the United States (along with numerous other nations) agreed to the Paris Agreement on climate change in December 2015, which calls for signatory countries to set their own GHG emissions targets and be transparent about the measures each country will use to achieve its GHG emissions targets. The Paris Agreement entered into force in November 2016, however, in August 2017, the U.S. State Department officially informed the United Nations of the United States’ intent to withdraw from the Paris Agreement to seek negotiations either to re-enter the Paris Agreement on different terms or to establish a new framework agreement.  The Paris Agreement provides for a four-year exit process beginning when it took effect in November 2016, which would result in an effective exit date of November 2020.  The United States’ adherence to the exit process and/or the terms on which the United States may re-enter the Paris Agreement or a separately negotiated agreement are unclear at this time.

Notwithstanding potential risks related to climate change, the International Energy Agency estimates that oil and gas will continue to represent a major share of global energy use through 2040, and other private sector studies project continued growth in demand for the next two decades.  However, recent activism directed at shifting funding away from companies with energy-related assets could result in limitations or restrictions on certain sources of funding for the energy sector.  Moreover, activist shareholders have introduced proposals that may seek to force companies to adopt aggressive emission reduction targets or to shift away from more carbon-intensive activities. While we cannot predict the outcomes of such proposals, they could ultimately make it more difficult to engage in exploration and production activities.

Finally, it should be noted that a number of scientists have concluded that increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts and floods and other climatic events; if any such effects were to occur, it is uncertain if they would have an adverse effect on our financial condition and operations.

Although we have not experienced any material adverse effect from compliance with environmental requirements, there is no assurance that this will continue.  We did not have any material capital or other non‑recurring expenditures in connection with complying with environmental laws or environmental remediation matters in 2018, nor do we anticipate that such expenditures will be material in 2019.

Employees

We do not have any employees.  The officers of our general partner and its subsidiaries and affiliates, who are also officers of Antero Resources, manage our operations and activities.  As of December 31, 2018, Antero Resources employed approximately 623 people who provide support to our operations.  All of the employees required to conduct and support our operations are employed by Antero Resources.  Antero Resources considers its relations with its employees to be satisfactory.  Additionally, we have a secondment agreement whereby Antero Resources provides seconded employees to perform certain operational services with respect to our assets for a 20-year period that commenced on Antero Midstream’s IPO date.

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

Item 1A.  Risk Factors

Limited partner interests are inherently different from the capital stock of a corporation, although many of the business risks to which we are subject are similar to those that would be faced by a corporation engaged in a similar business.  Investors should carefully consider the following risk factors together with all of the other information included in this Annual Report of Form 10-K, including the matters addressed under “Cautionary Statement Regarding Forward-Looking Statements,” in evaluating an investment in our common units.

If any of the following risks were to occur, our business, financial condition, results of operations and cash available for distribution could be materially adversely affected.

Risks Related to the Transactions

We may incur substantial transaction-related costs in connection with the Transactions, and if the Transactions do not occur, we will not benefit from the expenses we have incurred in pursuit of the Transactions.

We expect to incur substantial expenses in connection with completing the Transactions, including fees paid to legal, financial and accounting advisors, filing fees, proxy solicitation costs and printing costs.  Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately at the present time.  The Transactions may not be completed.  If the Transactions are not completed, we will have incurred substantial expenses for which no ultimate benefit will have been received.

We are subject to contractual interim operating restrictions while the proposed Transactions are pending, which could adversely affect our business and operations.

Under the terms of the Simplification Agreement, we are subject to certain restrictions on the conduct of our business prior to completing the Transactions, which may adversely affect our ability to execute certain of our business strategies.  Such limitations could negatively affect our businesses and operations prior to the completion of the Transactions.

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

Completion of the Transactions is not assured and is subject to risks, including the risks that approval of the Transactions by AMGP’s shareholders and our unitholders or by governmental agencies is not obtained or that other closing conditions are not satisfied.  If the Transactions are not completed, or if there are significant delays in completing the Transactions, the trading price of our common units and our future business and financial results could be negatively affected, and we will be subject to several risks, including the following:

•	we may be liable for damages to other parties under the terms and conditions of the Simplification Agreement;
•

negative reactions from the financial markets, including declines in the prices of our common units due to the fact that current prices may reflect a market assumption that the Transactions will be completed;

•	having to pay certain significant costs relating to the Transactions; and
•	the attention of our management will have been diverted to the Transactions rather than our own operations and pursuit of other opportunities that could have been beneficial to us.

Risks Related to Our Business

Because substantially all of our revenue is derived from Antero Resources, any development that materially and adversely affects Antero Resources’ operations, financial condition or market reputation could have a material and adverse impact on us.

Antero Resources is our most significant customer and has accounted for substantially all of our revenue since inception, and we expect to derive most of our revenues from Antero Resources.  As a result, any event, whether in our area of operations or otherwise, that adversely affects Antero Resources’ production, drilling and completion schedule, financial condition, leverage, market reputation, liquidity, results of operations or cash flows may adversely affect our revenues and cash available for distribution.  Accordingly, we are indirectly subject to the business risks of Antero Resources, including, among others:

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

In late 2014, global energy commodity prices declined precipitously as a result of several factors, including an increase in worldwide commodity supplies, a stronger U.S. dollar, relatively mild weather in large portions of the U.S., and strong competition among some oil producing countries for market share.  While commodity prices have increased from the lows experienced in 2016, they remain very volatile and substantially less than the highs seen in 2014.

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

Please see Item 1A, “Risk Factors” in Antero Resources’ Annual Report on Form 10-K for the year ended December 31, 2018 (which is not, and shall not be deemed to be, incorporated by reference herein) for a full disclosure of the risks associated with Antero Resources’ business.

We may not generate sufficient cash from operations following the establishment of cash reserves and payment of fees and expenses, including cost reimbursements to our general partner, to enable us to pay the minimum quarterly distribution to our unitholders.

In order to make our minimum quarterly distribution of $0.17 per common unit per quarter, or $0.68 per unit per year, we will require available cash of approximately $32 million per quarter, or approximately $127 million per year based on the common units outstanding at December 31, 2018, as well as grants made under the Antero Midstream Partners LP Long-term Incentive Plan.  We may not generate sufficient cash flows each quarter to support the payment of the minimum quarterly distribution or to increase our quarterly distributions in the future from the fourth quarter of 2018 level of $0.47 per unit.

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

The natural gas volumes that support our gathering business depend on the level of production from natural gas wells connected to our systems, which may be less than expected and will naturally decline over time.  To the extent Antero Resources reduces its development activity or otherwise ceases to drill and complete wells, revenues for our gathering and compression and water handling and treatment services will be directly and adversely affected.  Our ability to maintain water handling and treatment services revenues is substantially dependent on continued completion activity by Antero Resources or third parties over time, as well as the volumes of produced water from such activity.  In addition, natural gas volumes from completed wells will naturally decline and our cash flows associated with these wells will also decline over time.  In order to maintain or increase throughput levels on our gathering systems, we must obtain new sources of natural gas from Antero Resources or third parties.  The primary factors affecting our ability to obtain additional sources of natural gas include (i) the success of Antero Resources’ drilling activity in our areas of operation, (ii) Antero Resources’ acquisition of additional acreage and (iii) our ability to obtain dedications of acreage from third parties.  Demand for our fresh water delivery services, which make up a substantial portion of our water handling and treatment services revenues, is dependent on Antero Resources’ completion activities.  To the extent that Antero Resources or other fresh water delivery customers complete wells with shorter lateral lengths or use less water in their completions, the demand for our fresh water delivery services would be reduced.

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

Natural gas prices are affected by storage levels, weather, and production levels.  In late 2014, natural gas prices in the US declined as a result of several factors including increased production by producers.  Although prices have recovered periodically since then with spikes in January 2018 and November 2018, prices remain below pre-2014 levels for natural gas.  NGL prices have generally fluctuated along with oil prices.  Oil prices in 2014 precipitously declined in 2014 from approximately $100 per BBL to under $30 per BBL in early 2016.  Oil prices have recovered periodically since then, reaching the mid $70 per BBL range in 2018, but then again declined in late 2018 to below $50 per BBL as production increases from the United States and other oil producing countries led to a return of market concern regarding increasing global oil stocks and potential future supply and demand imbalances.  Lower commodity prices reduce our revenues, profitability, and our ability to borrow.  We may be unable to obtain needed capital or financing on satisfactory terms, which could lead to a decline in Antero Resources’ reserves as existing reserves are depleted.  Lower commodity prices may also reduce the amount of natural gas, NGLs and oil that Antero Resources can produce economically.

These lower prices have compelled most natural gas and oil producers, including Antero Resources, to reduce the level of exploration, drilling and production activity and 2019 capital budegets.  This will have a significant effect on our capital resources, liquidity and expected operating results.  Natural gas and oil prices directly affect Antero Resources’ production.  If prices decrease further, it could reduce our revenues and ability to pay distributions.  Sustained reductions in development or production activity in our areas of operation could lead to reduced utilization of our services.

Due to these and other factors, even if reserves are known to exist in areas served by our assets, producers have chosen, and may choose in the future, not to develop those reserves.  If reductions in development activity result in our inability to maintain the current levels of throughput on our systems, or our water handling and treatment services, or if reductions in lateral lengths or use less water in their completions result in a decrease in demand for our water handling and treatment services on a per well basis, those reductions could reduce our revenue and cash flows and adversely affect our ability to make cash distributions to our unitholders.

Finally, each of the gathering and compression agreement, water services agreement and right of first offer agreement between us and Antero Resources permit Antero Resources to sell, transfer, convey, assign, grant, or otherwise dispose of dedicated properties free of the dedication under such agreements, provided that the number of net acres of dedicated properties so disposed of, when added to the number of net acres of dedicated properties previously disposed of free of the dedication since the respective effective dates of the agreements, does not exceed the aggregate number of net acres of dedicated properties acquired by Antero Resources since such effective dates.  Accordingly, under certain circumstances, Antero Resources may dispose of a significant number of net acres of dedicated properties free from dedication without our consent, and we have no control over the timing or extent of such dispositions.  Any such dispositions could adversely affect our business and operating results.

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

We rely primarily on revenues generated from gathering and compression and water handling and treatment systems that we own, which are located in the Marcellus and Utica Shales.  As a result of this concentration, we may be disproportionately exposed to the impact of regional supply and demand factors, delays or interruptions of production from wells in this area caused by governmental regulation, market limitations or interruption of the compression, processing or transportation of natural gas, NGLs or oil.

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

Our construction or purchase of new gathering and compression, processing, water handling and treatment or other assets may not be completed on schedule, at the budgeted cost or at all, may not operate as designed or at the expected levels, may not result in revenue increases and may be subject to regulatory, environmental, political, legal and economic risks, all of which could adversely affect our cash flows, results of operations and financial condition and, as a result, our ability to distribute cash to our unitholders.

The construction of additions or modifications to our existing systems and the construction or purchase of new assets, involves numerous regulatory, environmental, political and legal uncertainties beyond our control and may require the expenditure of significant amounts of capital.  Financing may not be available on economically acceptable terms or at all.  If we undertake these projects, we may not be able to complete them on schedule, at the budgeted cost or at all, or they may not operate as designed or at the expected levels.  Moreover, our revenues may not increase immediately upon the expenditure of funds on a particular project.  For instance, the construction of our water treatment facility took longer than planned and to date, the facility has run at reduced operating rates below the designed capacity and therefore not met certain completion milestones under the terms of the construction contract.  In addition, we may construct facilities to capture anticipated future production growth in an area in which such growth does not materialize.  As a result, new gathering and compression, water handling and treatment or other assets may not be able to attract enough throughput to achieve our expected investment return, which could adversely affect our results of operations and financial condition.  In addition, the construction of additions to our existing assets may require us to obtain new rights-of-way prior to constructing new pipelines or facilities.  We may be unable to timely obtain such rights-of-way to connect new natural gas supplies to our existing gathering pipelines or capitalize on other attractive expansion opportunities.  Additionally, it may become more expensive for us to obtain new rights-of-way or to expand or renew existing rights-of-way.  If the cost of renewing or obtaining new rights-of-way increases, our cash flows could be adversely affected.

We may be unable to make attractive acquisitions or successfully integrate acquired businesses, and any inability to do so may disrupt our business and hinder our ability to grow.

In the future, we may make acquisitions of businesses that complement or expand our current business.  We may not be able to identify attractive acquisition opportunities.  Even if we do identify attractive acquisition opportunities, we may not be able to complete the acquisition or do so on commercially acceptable terms.

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

We own a 50% interest in the Joint Venture, which is operated by MarkWest Energy.  While we have the ability to influence certain business decisions affecting the Joint Venture, the success of our investment in the Joint Venture will depend on MarkWest’s operation of the Joint Venture.

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

Interruptions in operations at any of the Joint Venture’s facilities may adversely affect its operations and our gathering and processing and water handling and treatment operations.

The Joint Venture assets consist of processing plants in West Virginia and a one third interest in a fractionator in Ohio (the “MarkWest fractionator”).  Any significant interruption at these facilities would adversely affect the Joint Venture’s operations.  Because a significant portion of Antero Resources’ production is processed by the Joint Venture, any significant interruption at these facilities would also adversely affect our midstream operations.

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

•a disruption in the supply of gas to the Joint Venture’s processing and fractionation plants and associated facilities;

•disruption in the supply of power, water and other resources necessary to operate the Joint Venture’s facilities;

•damage to the Joint Venture’s facilities resulting from gas that do not comply with applicable specifications; and

•inadequate fractionation capacity or market access to support production volumes, including lack of availability of rail cars, barges, pipeline capacity, or market constraints, including reduced demand or limited markets for certain NGL products.

In addition, MarkWest’s fractionation operations in the Marcellus and Utica regions are integrated, and as a result, it is possible that an interruption of these operations in other regions may impact operations in the regions in which the Joint Venture’s facilities are located.

If additional takeaway pipelines under construction or other pipeline projects are not completed, Antero Resources’, and correspondingly the Partnership’s, future growth may be limited.

Antero Resources has secured sufficient long-term firm takeaway capacity in each of its core operating areas to accommodate its current development plans, including through major pipelines that are in existence or currently under construction and through third-party trucking services; however, any failure of any pipeline under construction to be completed, any unavailability of existing takeaway pipelines or the failure of any third party to perform under its service contracts, could cause Antero Resources to curtail its future development and production plans.  Sustained reductions in development or production activity in our areas of operation could lead to reduced demand for our services, which could adversely affect our operating margin, cash flows and ability to make cash distributions to our unitholders.

Recent action and the possibility of future action on trade by U.S. and foreign governments has increased the costs of certain equipment and materials used in the construction of our assets and has created uncertainty in global markets, which may adversely affect our income from operations and cash flows.

The construction of gathering pipelines, compressor stations, processing and fractionation facilities and water handling and treatment assets is subject to construction cost overruns due to costs and availability of equipment and materials such as steel. If third party providers of steel products essential to our capital improvements and additions are unable to obtain raw materials, including steel, at historical prices, they may raise the price we pay for such products. On March 8, 2018, the President of the United States issued two proclamations directing the imposition of ad valorem tariffs of 25 percent on certain imported steel products and 10 percent on certain imported aluminum products, with limited exceptions. On May 31, 2018, the U.S. announced that it would also impose steel and aluminum tariffs on Canada, Mexico, and the 28 member countries of the European Union.  The Canada and Mexico tariffs are left in place under the revised free trade agreement reached in late 2018 among the United States, Canada, and Mexico, although the agreement has not yet been ratified.  In addition, Argentina, Australia, Brazil, and South Korea implemented measures to address the impairment to U.S. national security attributable to steel and aluminum imports that were deemed satisfactory to the United States. As a result, imports of steel and/or aluminum from these countries have been exempted from the imposition of tariff-based remedies, but, with the exception of Australia, the United States has implemented quantitative restrictions in the form of absolute quotas, meaning that imports in excess of the allotted quota will be disallowed.  Effective August 13, 2018, the United States announced that it would impose a 50 percent ad valorem tariff on steel articles imported from Turkey.  On August 29, 2018, the President authorized the Department of Commerce to provide targeted relief, in response to specific requests from affected domestic parties, from the steel and/or aluminum quotas on imports from South Korea, Brazil, and Argentina.  Following these proclamations, domestic prices for steel have risen and are expected to continue to rise. These price increases may result in increased costs associated with the continued build-out of our assets, as well as projects under development. Because we generate substantially all of our revenue under agreements with Antero Resources that provide for fixed‑fee structures, we will generally be unable to pass these cost increases along to our customers, and our income from operations and cash flows may be adversely affected.

A shortage of equipment and skilled labor in the Appalachian Basin could reduce equipment availability and labor productivity and increase labor costs, which could have a material adverse effect on our business and results of operations.

Gathering and compression and water handling and treatment services require special equipment and laborers skilled in multiple disciplines, such as equipment operators, mechanics and engineers, among others.  The employees supporting our operations are employees of Antero Resources.  If Antero Resources experiences shortages of skilled labor or there is a lack of necessary equipment in the Appalachian Basin in the future, our allocation of labor costs and overall productivity could be materially and adversely affected.  If our allocation labor prices increase or if Antero Resources experiences materially increased health and benefit costs for employees, our results of operations could be materially and adversely affected.

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

The provisions of our revolving credit facility and the indenture governing our senior notes may affect our ability to obtain future financing and pursue attractive business opportunities and our flexibility in planning for, and reacting to, changes in business conditions.  In addition, a failure to comply with the provisions of our revolving credit facility or the indenture governing our senior notes could result in a default or an event of default that could enable our lenders or noteholders to declare the outstanding principal of that debt, together with accrued and unpaid interest, to be immediately due and payable.  If the payment of our debt is accelerated, our assets may be insufficient to repay such debt in full, and our unitholders could experience a partial or total loss of their investment.  Please read “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

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

Moreover, FERC regulations indirectly impact our businesses and the markets for products derived from these businesses.  The FERC’s policies and practices across the range of its natural gas regulatory activities, including, for example, its policies on open access transportation, market manipulation, ratemaking, gas quality, capacity release and market center promotion, indirectly affect the intrastate natural gas market.  Should we fail to comply with any applicable FERC administered statutes, rules, regulations and orders, we could be subject to substantial penalties and fines, which could have a material adverse effect on our results of operations and cash flows.  The FERC has civil penalty authority under the NGA and NGPA to impose penalties for current violations of up to $1,265,500 per day for each violation and disgorgement of profits associated with any violation.

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

All of Antero Resources’ natural gas, NGLs and oil production is developed from unconventional sources, such as shale formations.  These reservoirs require hydraulic fracturing completion processes to release the liquids and natural gas from the rock so it can flow through casing to the surface.  Hydraulic fracturing is a well stimulation process that utilizes large volumes of water and sand (or other proppant) combined with fracturing chemical additives that are pumped at high pressure to crack open previously impenetrable rock to release hydrocarbons.  Hydraulic fracturing is typically regulated by state oil and gas commissions and similar agencies, but the EPA has asserted federal regulatory authority pursuant to the SDWA over certain hydraulic fracturing activities involving the use of diesel fuels and issued permitting guidance in February 2014 regarding such activities. Also, in May 2014, the EPA proposed rules under the Toxic Substances Control Act to require companies to disclose information regarding the chemicals used in hydraulic fracturing; however, to date, no further action has been taken on the proposal.  In addition, the EPA finalized rules in June 2016 that prohibit the discharge of wastewater from hydraulic fracturing operations to publicly owned wastewater treatment plants.

Certain governmental reviews have been conducted or are underway that focus on environmental aspects of hydraulic fracturing practices.  For example, in December 2016, the EPA released its final report on the potential impacts of hydraulic fracturing on drinking water resources.  The final report concluded that “water cycle” activities associated with hydraulic fracturing may impact drinking water resources “under some circumstances,” noting that the following hydraulic fracturing water cycle activities and local- or regional-scale factors are more likely than others to result in more frequent or more severe impacts: water withdrawals for fracturing in times or areas of low water availability; surface spills during the management of fracturing fluids, chemicals or produced water; injection of fracturing fluids into wells with inadequate mechanical integrity; injection of fracturing fluids directly into groundwater resources; discharge of inadequately treated fracturing wastewater to surface waters; and disposal or storage of fracturing wastewater in unlined pits.  Because the report did not find a direct link between hydraulic fracturing itself and contamination of groundwater resources, this years-long study report does not appear to provide any basis for further regulation of hydraulic fracturing at the federal level.

In addition, Congress has from time to time considered legislation to provide for federal regulation of hydraulic fracturing under the SDWA and to require disclosure of the chemicals used in the hydraulic fracturing process.  At the state level, several states have adopted or are considering legal requirements that could impose more stringent permitting, disclosure, and well construction requirements on hydraulic fracturing activities.  At the state level, several states have adopted or are considering adopting regulations that could impose more stringent disclosure and/or well construction requirements on hydraulic fracturing operations.  For example, in July 2015, the Ohio Department of Natural Resources issued final rules for horizontal drilling well-pad construction.  The Ohio legislature has also adopted laws requiring oil and natural gas operators to disclose chemical ingredients used to hydraulically fracture wells and to conduct pre-drilling baseline water quality sampling of certain water wells near a proposed horizontal well. Local governments also may seek to adopt ordinances within their jurisdictions regulating the time, place and manner of drilling activities in general or hydraulic fracturing activities in particular.

Antero Midstream cannot predict whether any such legislation will ever be enacted and if so, what its provisions would be.  If additional levels of regulation and permits were required through the adoption of new laws and regulations at the federal, state or local level, that could lead to delays, increased operating costs and process prohibitions that could reduce the volumes of liquids and natural gas that move through our gathering systems or reduce the number of wells drilled and completed that require fresh water for hydraulic fracturing activities, which in turn could materially adversely affect our revenues and results of operations.

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

We or any third-party customers may incur significant liability under, or costs and expenditures to comply with, environmental and occupational health and workplace safety regulations, which are complex and subject to frequent change.

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

Stricter regulation of wastes generated during our or our customers’ operations, or the introduction of hazardous non-exempt waste to our Antero Clearwater Facility, could result in liability under, or costs and expenditures to comply with, environmental laws and regulations governing the handling, storage, treatment and disposal of solid and hazardous wastes, and the permits issued under them.

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

The Antero Clearwater Facility and adjacent Antero Landfill operate pursuant to West Virginia DEP permits for the management of stormwater and wastewater and the disposal and management of solid waste.  The produced water, flowback water, and other waste associated with shale development treated at the Antero Clearwater Facility are exempt from RCRA hazardous waste regulations.  Likewise, the input (residual salt derived from the wastewater treated at the Antero Clearwater Facility) and output (leachate derived from precipitation run-off contacting the non-hazardous salt) to and from the Antero Landfill also qualify as exploration and production-exempt non‑hazardous wastes because they derive from non-hazardous exempt material.  However, in the event that hazardous non-exempt waste streams are introduced to and mix with the exempt waste at the Antero Clearwater Facility, or if we otherwise fail to handle or treat such exempt materials pursuant to our West Virginia DEP permits, we may be subject to penalties and/or corrective action measures.

Climate change laws and regulations restricting emissions of “greenhouse gases” could result in increased operating costs and reduced demand for the natural gas that we gather while potential physical effects of climate change could disrupt Antero Resources’ production and cause it to incur significant costs in preparing for or responding to those effects.

In response to findings that emissions of carbon dioxide, methane and other GHGs present an endangerment to public health and the environment, the EPA has adopted regulations under existing provisions of the federal Clean Air Act that, among other things, establish PSD construction and Title V operating permit reviews for certain large stationary sources that are already potential major sources of certain principal, or criteria, pollutant emissions.  Facilities required to obtain PSD permits for their GHG emissions also will be required to meet “best available control technology” standards that will be established by the states or, in some cases, by the EPA for those emissions.  These EPA rules could adversely affect our operations and restrict or delay our ability to obtain air permits for new or modified sources.  In addition, the EPA has adopted rules requiring the monitoring and reporting of GHG emissions from specified onshore and offshore oil and gas production sources in the United States on an annual basis, which include certain of our operations.  For example, in December 2015, the EPA finalized rules that added new sources to the scope of the GHG monitoring and reporting rule.  These new sources include gathering and boosting facilities, as well as completions and workovers of hydraulically fractured wells.  The revisions also include the addition of well identification reporting requirements for certain facilities.  These changes to EPA’s GHG emissions reporting rule could result in increased compliance costs.

In June 2016, the EPA finalized new regulations, known as Subpart OOOOa, that establish emission standards for methane and volatile organic compounds from new and modified oil and natural gas production and natural gas processing and transmission facilities.  The EPA’s rule package includes first-time standards to address emissions of methane from equipment and processes across the source category, including hydraulically fractured oil and natural gas well completions.  In addition, the rule package extends existing VOC standards under the EPA’s Subpart OOOO to include previously unregulated equipment within the oil and natural gas source category.  In June 2017, the EPA proposed to delay implementation of the 2016 methane rule, but in July 2017, the U.S. Court of Appeals for the District of Columbia Circuit ruled that such a stay was unlawful.  In September 2018, the EPA proposed amendments to the 2016 standards that would relax the rule’s fugitive emissions monitoring requirements and expand exceptions to pneumatic pump requirements, among other changes.  Various industry and environmental groups separately challenged both the methane requirements and the EPA’s attempts to delay implementation of the rules.  In addition, in April 2018, several states filed a lawsuit that seeks to compel the EPA to issue methane performance standards for existing sources in the oil and natural gas source category.  As a result of these developments, substantial uncertainty exists with respect to implementation of the EPA’s 2016 methane rule.  However, given the long-term trend toward increasing regulation, future federal GHG regulations of the oil and gas industry remain a possibility, and several states, including West Virginia and Ohio, have separately imposed their own regulations on methane emissions from oil and gas production activities.

While Congress has from time to time considered legislation to reduce emissions of GHGs, there has been significant activity in the form of federal legislation in recent years.  In the absence of such federal climate legislation, a number of state and regional efforts have emerged that are aimed at tracking and/or reducing GHG emissions by means of cap and trade programs that typically require major sources of GHG emissions, such as electric power plants, to acquire and surrender emission allowances in return for emitting those GHGs. Although it is not possible at this time to predict how legislation or new regulations that may be adopted to address GHG emissions would impact our business, any such future laws and regulations imposing reporting obligations on, or limiting emissions of GHGs from, our equipment and operations could require us to incur costs to reduce emissions of GHGs associated with our operations. Substantial limitations on GHG emissions could also adversely affect demand for the oil and natural gas Antero Resources produces and lower the value of its reserves. Depending on the severity of any such limitations, the effect on the value of Antero Resources reserves could be significant.

On an international level, the United States is one of almost 200 nations that, in December 2015, agreed to an international climate change agreement in Paris, France, that calls for countries to set their own GHG emissions targets and be transparent about the measures each country will use to achieve its GHG emissions targets (“Paris Agreement”). The Paris Agreement was signed by the United States in April 2016 and entered into force on  November 4, 2016; however, the Paris Agreement does not impose any binding obligations on its participants. In August 2017, the U.S. Department of State officially informed the United Nations of the United States’ intent to withdraw from the Paris Agreement. The Paris Agreement provides for a four-year exit process beginning when it took effect in November 2016, which would result in an effective exit date of November 2020. The United States’ adherence to the exit process and/or the terms on which the United States may reenter the Paris Agreement or a separately negotiated agreement are unclear at this time.

Notwithstanding potential risks related to climate change, the International Energy Agency estimates that oil and gas will continue to represent a major share of global energy use through 2040, and other private sector studies project continued growth in demand for the next two decades.  However, recent activism directed at shifting funding away from companies with energy-related assets could result in limitations or restrictions on certain sources of funding for the energy sector.  Moreover, activist shareholders have introduced proposals that may seek to force companies to adopt aggressive emission reduction targets or to shift away from more carbon-intensive activities.  While we cannot predict the outcomes of such proposals, they could ultimately make it more difficult to engage in exploration and production activities.  Finally, it should be noted that a number of scientists have concluded that increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, floods, droughts, and other extreme climatic events; if any such effects were to occur, they have the potential to cause physical damage to our assets or affect the availability of water and thus could have an adverse effect on our exploration and production operations.

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

The Pipeline Safety, Regulatory Certainty and Job Creation Act of 2011, or the 2011 Pipeline Safety Act, among other things, increased the maximum civil penalty for pipeline safety violations and directed the Secretary of Transportation to promulgate rules or standards relating to expanded integrity management requirements, automatic or remote-controlled valve use, excess flow valve use, leak detection system installation and testing to confirm the material strength of pipe operating above 30% of specified minimum yield strength in high consequence areas.  Consistent with the 2011 Pipeline Safety Act, the Pipelines and Hazardous Materials Safety Administration, or PHMSA, finalized rules consistent with the signed act that increased the maximum administrative civil penalties for violations of the pipeline safety laws and regulations to $200,000 per violation per day, with a maximum of $2,000,000 for a related series of violations.  In April 2017, those maximum civil penalties were increased to $209,002 and $2,090,022, respectively, to account for inflation.  Should our operations fail to comply with DOT or comparable state regulations, we could be subject to substantial penalties and fines.  Additionally, in May 2011, PHMSA published a final rule adding reporting obligations and integrity management standards to certain rural low-stress hazardous liquid pipelines that were not previously regulated in such manner.

In June 2016, the President of the United States signed into law important new legislation entitled Protecting our Infrastructure of Pipelines and Enhancing Safety Act of 2016, or the PIPES Act.  The PIPES Act reauthorizes PHMSA through 2019, and facilitates greater pipeline safety by providing PHMSA with emergency order authority, including authority to issue prohibitions and safety measures on owners and operators of gas or hazardous liquid pipeline facilities to address imminent hazards, without prior notice or an opportunity for a hearing, as well as enhanced release reporting requirements, requiring a review of both natural gas and hazardous liquid integrity management programs, and mandating the creation of a working group to consider the development of an information-sharing system related to integrity risk analyses.  The PIPES Act also requires that PHMSA publish periodic updates on the status of those mandates outstanding from 2011 Pipeline Safety Act, of which approximately nine remain to be completed.  The mandates yet to be acted upon include requiring certain shut-off valves on transmission lines, mapping all high consequence areas, and requiring pipeline owners or operators to reconfirm their MAOP as expeditiously as economically feasible.

PHMSA regularly revises its pipeline safety regulations.  For example, in March 2015, PHMSA finalized new rules applicable to gas and hazardous liquid pipelines that, among other changes, impose new post-construction inspections, welding, gas component pressure testing requirements, as well as requirements for calculating pressure reductions for immediate repairs on liquid pipelines.  More recently, in January 2017, PHMSA finalized regulations for hazardous liquid pipelines that significantly extend and expand the reach of certain PHMSA integrity management requirements (i.e., periodic assessments, leak detection and repairs) regardless of the pipeline’s proximity to a high consequence area.  The final rule also imposes new reporting requirements for certain unregulated pipelines, including all hazardous liquid gathering lines.  However, implementation of this rule was delayed as a result of the change in U.S. Presidential Administrations, and the final rule is not expected to be published in the Federal Register until the first half of 2019.  Separately, in March 2017, new PHMSA rules related to gas and hazardous liquid pipeline accident reporting, control room personnel training requirements, personnel drug and alcohol testing, and incorporating consensus standards by reference for integrity management issues such as in-line inspection and stress corrosion cracking direct assessment became effective.  Additional future regulatory action expanding PHMSA jurisdiction and imposing stricter integrity management requirements is likely.  For example, in May 2016, PHMSA proposed rules that would, if adopted, impose more stringent requirements for certain gas transmission and gathering pipelines.  Among other things, the proposed rulemaking would extend certain of PHMSA’s current regulatory safety programs for gas pipelines beyond “high consequence areas” to cover gas pipelines found in newly defined “moderate consequence areas” that contain as few as 5 dwellings within the potential impact area and would also require gas pipelines installed before 1970 that are currently exempted from certain pressure testing obligations to be tested to determine their MAOP.  Other new requirements proposed by PHMSA under the rulemaking would require pipeline operators to: report to PHMSA in the event of certain MAOP exceedances; strengthen PHMSA integrity management requirements; consider seismicity in evaluating threats to a pipeline; conduct hydrostatic testing for all pipeline segments manufactured using longitudinal seam welds; and use more detailed guidance from PHMSA in the selection of assessment methods to inspect pipelines.  The proposed rulemaking also seeks to impose a number of requirements on gathering lines.  PHMSA has announced its intention to divide the proposed rule into three parts and issue three separate final rulemakings in 2019. Part I is expected to address the expansion of risk assessment and MAOP requirements (expected issuance in March 2019); Part II is expected to address the expansion of integrity management program regulations (expected issuance in June 2019); and Part III is expected to expand the regulation of gas gathering lines (expected issuance in August 2019).  The adoption of these and other laws or regulations that apply more comprehensive or stringent safety standards could require us to install new or modified safety controls, pursue new capital projects, or conduct maintenance programs on an accelerated basis, all of which could require us to incur increased operational costs that could be significant.  While we cannot predict the outcome of legislative or regulatory initiatives, such legislative and regulatory changes could have a material effect on our cash flow.  Please read “Business—Pipeline Safety Regulation” for more information.

Our business involves many hazards and operational risks, some of which may not be fully covered by insurance.  The occurrence of a significant accident or other event that is not fully insured could curtail our operations and have a material adverse effect on our ability to distribute cash and, accordingly, the market price for our common units.

Our operations are subject to all of the hazards associated with the provision, gathering and compression of natural gas, NGLs and oil, and water handling and treatment services, including:

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

•fires, ruptures and explosions;

•other hazards that could also result in personal injury and loss of life, pollution of the environment, including natural resources, and suspension of operations; and

•hazards experienced by other operators that may affect our operations by instigating increased regulations and oversight.

Any of these risks could adversely affect our ability to conduct operations or result in substantial loss to us as a result of claims for:

•injury or loss of life;

•damage to and destruction of property, natural resources and equipment;

•pollution and other environmental damage;

•regulatory investigations and penalties;

•suspension of our operations; and

•repair and remediation costs.

We may elect not to obtain insurance for any or all of these risks if we believe that the cost of available insurance is excessive relative to the risks presented.  In addition, pollution and environmental risks generally are not fully insurable under policies we are covered under, and neither we nor our general partner on our behalf have obtained pollution insurance.  The occurrence of an event that is not fully covered by insurance could have a material adverse effect on our business, financial condition and results of operations.

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

In addition, new or additional regulations, new interpretations of existing requirements or changes in our operations could also trigger the need for Environmental Assessments or more detailed Environmental Impact Statements under the National Environmental Policy Act and analogous state laws, or that impose new permitting requirements on our operations could result in increased costs or delays of, or denial of rights to conduct, our development programs.  For example, in September 2015, the EPA and U.S. Army Corps of Engineers, or the Corps, issued a final rule under the federal Clean Water Act, or the CWA, defining the scope of the EPA’s and the Corps’ jurisdiction over waters of the United States (“WOTUS”), but several legal challenges to the rule followed, and the WOTUS rule was stayed nationwide in October 2015 pending resolution of the court challenges.  The EPA and the Corps proposed a rulemaking in June 2017 to repeal the WOTUS rule, and announced their intent to issue a new rule defining the CWA’s jurisdiction.  In January 2018, the U.S. Supreme Court issued a decision finding that jurisdiction to hear challenges to the WOTUS rule resides with the federal district courts; consequently, the previously filed district court cases have been allowed to proceed, resulting in a patchwork of implementation in some states and stays in others.  Following the Supreme Court’s decision, the EPA and the Corps issued a final rule in January 2018 staying implementation of the WOTUS rule for two years while the agencies reconsider the rule, but a federal judge barred the agencies’ suspension of the rule in August 2018.  Various district court decisions have revived the WOTUS rule in 22 states, while a federal court in Georgia has enjoined implementation of the rule in 11 states.  As a result of these developments, future implementation of the rule is uncertain at this time.  To the extent the rule expands the scope of the CWA’s jurisdiction, we could face increased costs and delays with respect to obtaining permits for dredge and fill activities in wetland areas.  Such potential regulations or litigation could increase our operating costs, reduce our liquidity, delay or halt our operations or otherwise alter the way we conduct our business, which could in turn have a material adverse effect on our business, financial condition and results of operations.  Further, the discharges of  natural gas, NGLs, oil, and other pollutants into the air, soil or water may give rise to significant liabilities on our part to the government and third parties.  Please read “Item 1.  Business—Regulation of Environmental and Occupational Safety and Health Matters” for a further description of laws and regulations that affect us.

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

As cyber-attacks continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any vulnerabilities to cyber-attacks.  In particular, our implementation of various procedures and controls to monitor and mitigate security threats and to increase security for our personnel, information, facilities and infrastructure may result in increased capital and operating costs.  To date, we have not experienced any material losses relating to cyber-attacks; however, there can be no assurance that we will not suffer such losses in the future.  Consequently, it is possible that any of these occurrences, or a combination of them, could have a material adverse effect on our business, results of operations, financial condition and ability to make cash distributions.

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

•the directors and officers of Antero Resources have a fiduciary duty to make decisions in the best interests of Antero Resources and its owners, which may be contrary to our interests;

•our general partner is allowed to take into account the interests of parties other than us, such as AMGP, in exercising certain rights under our partnership agreement;

•except in limited circumstances, our general partner has the power and authority to conduct our business without unitholder approval;

•our general partner may cause us to borrow funds in order to permit the payment of cash distributions;

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

Certain of our common unitholders have investments in our affiliates that may conflict with the interests of other holders of our common units, including with respect to the Transactions.

Certain funds affiliated with Warburg Pincus LLC (“Warburg”), certain funds affiliated with Yorktown Partners LLC (“Yorktown”), Paul M. Rady and Glen C. Warren, Jr. (collectively, the “Sponsors”) own a significant interest in us.  Affiliates of Warburg and Yorktown, Mr. Rady and Mr. Warren serve as members of the board of directors of our general partner and the board of directors of Antero Resources and AMGP GP, and each of Warburg and Yorktown are controlled in part by individuals who serve as members of the board of directors of AMGP and the board of directors of Antero Resources.  The Sponsors also own the membership interests in AMGP GP, a majority of the common shares in AMGP, a majority of the Series B Units in IDR LLC, the holder of our IDRs, and a significant portion of the shares of common stock of Antero Resources.  Please see “Item 11.  Executive Compensation—Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table—Series B Units in IDR LLC” for more information regarding the Series B Units in IDR LLC.  As a result of their investments in AMGP, AMGP GP and Antero Resources, the Sponsors may have conflicting interests with other holders of our common units, including with respect to the Transactions.  Conflicts of interest could arise in the future between us, on the one hand, and the Sponsors, on the other hand, regarding, among other things, decisions related to our financing, capital expenditure and growth plans, decisions to modify or limit the IDRs in the future, the terms of our agreements with Antero Resources and AMGP and their respective subsidiaries, and the pursuit of potentially competitive business activities or business opportunities.

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

The holder or holders of a majority of our incentive distribution rights have the right, at any time they have received incentive distributions at the highest level to which they are entitled (50%) for each of the prior four consecutive fiscal quarters, to reset the initial target distribution levels at higher levels based on our cash distribution levels at the time of the exercise of the reset election.  The incentive distribution rights have received incentive distributions at the highest level for the prior four consecutive fiscal quarters.  Following a reset election, a baseline distribution amount will be calculated equal to an amount equal to the prior cash distribution per common unit for the fiscal quarter immediately preceding the reset election (such amount is referred to as the ‘‘reset minimum quarterly distribution’’), and the target distribution levels will be reset to correspondingly higher levels based on percentage increases above the reset minimum quarterly distribution.

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

As of February 8, 2019, Antero Resources holds 98,870,335 common units.  Additionally, we have agreed to provide Antero Resources with certain registration rights, pursuant to which we may be required to register the common units they hold under the Securities Act and applicable state securities laws.  Pursuant to the registration rights agreement and our partnership agreement, we may be required to undertake a future public or private offering of common units and use the net proceeds from such offering to redeem an equal number of common units held by Antero Resources.

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

If at any time our general partner and its affiliates (including Antero Resources) own more than 80% of the common units, our general partner will have the right, but not the obligation, which it may assign to any of its affiliates or to us, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price equal to the greater of (i) the average of the daily closing price of the common units over the 20 trading days preceding the date three days before notice of exercise of the call right is first mailed and (ii) the highest per-unit price paid by our general partner or any of its affiliates for common units during the 90-day period preceding the date such notice is first mailed.  As a result, unitholders may be required to sell their common units at an undesirable time or price and may not receive any return or a negative return on their investment.  Unitholders may also incur a tax liability upon a sale of their units.  Our general partner is not obligated to obtain a fairness opinion regarding the value of the common units to be repurchased by it upon exercise of the limited call right.  There is no restriction in our partnership agreement that prevents our general partner from issuing additional common units and exercising its call right.  If our general partner exercised its limited call right, the effect would be to take us private and, if the units were subsequently deregistered, we would no longer be subject to the reporting requirements of the Securities Exchange Act of 1934, or the Exchange Act.  Antero Resources, which is an affiliate of our general partner, owns an aggregate of 52.8% of our common units.

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

Despite the fact that we are organized as a limited partnership under Delaware law, we would be treated as a corporation for U.S. federal income tax purposes unless we satisfy a “qualifying income” requirement.  Based upon our current operations, and current Treasury Restrictions, we believe we satisfy the qualifying income requirement.  We have requested and obtained a favorable private letter ruling from the IRS to the effect that, based on the facts presented in the private letter ruling request, income from fresh water delivery services is qualifying income for federal income tax purposes.  We have not requested, and do not plan to request, a ruling from the IRS on any other matter affecting us.  Failing to meet the qualifying income requirement or a change in current law could cause us to be treated as a corporation for U.S. federal income tax purposes or otherwise subject us to taxation as an entity.

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

The present U.S. federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units, may be modified by administrative, legislative or judicial changes or differing interpretations at any time.  From time to time, members of Congress have proposed and considered substantive changes to the existing U.S. federal income tax laws that would affect publicly traded partnerships including a prior legislative proposal that would have eliminated the qualifying income exception to the treatment of all publicly traded partnerships as corporations upon which we rely for our treatment as a partnership for U.S. federal income tax purposes.

In addition, the Treasury Department has issued, and in the future may issue, regulations interpreting those laws that affect publicly traded partnerships.  Although there are no current legislative or administrative proposals, there can be no assurance that there will not be further changes to U.S. federal income tax laws or the Treasury Department’s interpretation of the qualifying income rules in a manner that could impact our ability to qualify as a publicly traded partnership in the future.

Any modification to the U.S. federal income tax laws may be applied retroactively and could make it more difficult or impossible for us to meet the exception for certain publicly traded partnerships to be treated as partnerships for U.S. federal income tax purposes.  We are unable to predict whether any changes or other proposals will ultimately be enacted.  Any future legislative changes could negatively impact the value of an investment in our common units.  Our unitholders are urged to consult with their own tax advisors with respect to the status of regulatory or administrative developments and proposals and their potential effect on their investment in our common units.

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

If the IRS makes audit adjustments to our income tax returns for tax years beginning after December 31, 2017, it (and some states) may assess and collect any taxes (including any applicable penalties and interest) resulting from such audit adjustments directly from us, in which case our cash available for distribution to our unitholders might be substantially reduced and our current and former unitholders may be required to indemnify us for any taxes (including any applicable penalties and interest) resulting from such audit adjustments that were paid on behalf of such unitholders.

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

Tax gain or loss on the disposition of our common units could be more or less than expected.

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

The Tax Cuts and Jobs Act imposes a withholding obligation of 10% of the amount realized upon a non-U.S. unitholder’s sale or exchange of an interest in a partnership that is engaged in a U.S. trade or business.  However, due to challenges of administering a withholding obligation applicable to open market trading and other complications, the IRS has temporarily suspended the application of this withholding rule to open market transfers of interests in publicly traded partnerships pending promulgation of regulations or other guidance that resolves the challenges.  It is not clear if or when such regulations or other guidance will be issued.  Non-U.S. unitholders should consult a tax advisor before investing in our common units.

Tax-exempt entities face unique tax issues from owning our common units that may result in adverse tax consequences to them.

Investment in our common units by tax-exempt entities, such as employee benefit plans and individual retirement accounts (known as IRAs) raises issues unique to them.  For example, virtually all of our income allocated to organizations that are exempt from U.S. federal income tax, including IRAs and other retirement plans, will be unrelated business taxable income and will be taxable to them.  With respect to taxable years beginning after December 31, 2017, subject to the proposed aggregation rules for certain similarly situated businesses or activities issued by the Treasury Department, a tax-exempt entity with more than one unrelated trade or business (including by attribution from investment in a partnership such as ours) is required to compute the unrelated business taxable income of such tax-exempt entity separately with respect to each such trade or business (including for purposes of determining any net operating loss deduction).  As a result, for years beginning after December 31, 2017, it may not be possible for tax-exempt entities to utilize losses from an investment in our partnership to offset unrelated business taxable income from another unrelated trade or business and vice versa.  Tax-exempt entities should consult a tax advisor before investing in our common units.

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

We generally prorate our items of income, gain, loss and deduction between transferors and transferees of our units each month based upon the ownership of our units on the first day of each month (the “Allocation Date”), instead of on the basis of the date a particular unit is transferred.  Similarly, we generally allocate (i) certain deductions for depreciation of capital additions, (ii) gain or loss realized on a sale or other disposition of our assets, and (iii) in the discretion of the general partner, any other extraordinary item of income, gain, loss or deduction based upon ownership on the Allocation Date.  Treasury Regulations allow a similar monthly simplifying convention, but such regulations do not specifically authorize all aspects of our proration method.  If the IRS were to challenge our proration method, we may be required to change the allocation of items of income, gain, loss and deduction among our unitholders.

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

We own assets and conduct business in West Virginia and Ohio, each of which imposes a personal income tax on individuals.  If we make acquisitions or expand our business, we may own assets or conduct business in additional states that impose a personal income tax.  It is each unitholder’s responsibility to file all United States federal, foreign, state and local tax returns and pay any taxes due in these jurisdictions.  Our counsel has not rendered an opinion on the state or local tax consequences of an investment in our common units. Unitholders should consult with their own tax advisors regarding the filing of such tax returns, the payment of such taxes, and the deductibility of any taxes paid.

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Units

Our common units are listed on the New York Stock Exchange and traded under the symbol “AM.” On February 8, 2019, our common units were held by 2 holders of record.  The number of holders does not include the holders for whom units are held in a “nominee” or “street” name.  In addition, as of February 13, 2019, Antero Resources and its affiliates owned 98,870,335 of our common units, which represents a 52.8% limited partner interest in us.

Issuer Purchases of Equity Securities

The following table sets forth our common unit repurchase activity for each period presented:

Period	Number of Common Units Purchased	Average Price Paid per Common Unit	Total Number of Common Units Purchased as Part of Publicly Announced Plans	Maximum Number of Common Units that May Yet be Purchased Under the Plan
October 1, 2018 – October 31, 2018	548	$32.72	—	N/A
November 1, 2018 – November 30, 2018	146,486	$28.20	—	N/A
December 1, 2018 – December 31, 2018	—	$—	—	N/A

Common units repurchased represent common units withheld  from issuance upon the vesting of phantom units under the Midstream LTIP to satisfy tax withholding obligations.

Securities Authorized for Issuance Under Equity Compensation Plans

In connection with the completion of our IPO, our general partner adopted the Midstream LTIP, which permits the issuance of up to 10,000,000 common units.  Restricted unit grants were made to each of the independent directors of our general partner and phantom unit grants have been made to each of the executive officers of our general partner and certain employees of Antero Resources under the Midstream LTIP.  Please read the information under “Item 11.  Executive Compensation – Compensation Discussion and Analysis – Equity Compensation Plan Information.”

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

Cash Distributions and Conversion of Subordinated Units

On January 16, 2019, the board of directors of our general partner declared a cash distribution of $0.47 per unit for the quarter ended December 31, 2018.  The distribution was paid on February 13, 2019 to unitholders of record as of February 1, 2019.

Antero Resources was issued all of our subordinated units in connection with our IPO.  Under the terms of our partnership agreement, the subordination period expired on February 9, 2017 and all 75,940,957 subordinated units were converted into common units on a one-for-one basis.

Item 6.  Selected Financial Data

The following table presents our selected historical financial data, for the periods and as of the dates indicated, for the Partnership and our Predecessor.  Our Predecessor for accounting purposes consisted of Antero Resources’ gathering and compression assets and related operations on a carve-out basis.  The Partnership was originally formed as Antero Resources Midstream LLC and converted into a limited partnership in connection with the completion of the Partnership’s IPO on November 10, 2014.  The information in this report includes periods prior to the Water Acquisition, which occurred on September 23, 2015.  Consequently, the Partnership’s consolidated financial statements have been retrospectively recast for all periods presented to include the historical results of Antero Water because the Water Acquisition was between entities under common control.  Antero Water’s operations through September 23, 2015 consisted entirely of fresh water delivery.

The selected financial data presented below are qualified in their entirety by reference to, and should be read in conjunction with, ‘‘Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ and our consolidated financial statements and related notes included elsewhere in this report:

	Year ended December 31,
(in thousands, except per unit amounts)	2014	2015	2016	2017	2018
Revenue:
Revenue–Antero Resources	$258,029	386,164	585,517	772,233	1,027,015
Revenue–third-party	8,245	1,160	835	264	924
Gain on sale of assets–Antero Resources	—	—	—	—	583
Gain on sale of assets–third-party	—	—	3,859	—	—
Total revenue	266,274	387,324	590,211	772,497	1,028,522
Operating expenses:
Direct operating	48,821	78,852	161,587	232,538	316,423
General and administrative (excluding equity-based compensation)	18,748	28,736	28,114	31,529	40,556
Equity-based compensation	11,618	22,470	26,049	27,283	21,073
Impairment of property and equipment	—	—	—	23,431	5,771
Depreciation	53,029	86,670	99,861	119,562	130,013
Accretion and change in fair value of contingent acquisition consideration	—	3,333	16,489	13,476	(93,019)
Accretion of asset retirement obligations	—	—	—	—	135
Total operating expenses	132,216	220,061	332,100	447,819	420,952
Operating income	134,058	167,263	258,111	324,678	607,570
Interest expense, net	(6,183)	(8,158)	(21,893)	(37,557)	(61,906)
Equity in earnings of unconsolidated affiliates	—	—	485	20,194	40,280
Net income and comprehensive income	$127,875	159,105	236,703	307,315	585,944
Pre-IPO net income attributed to parent	(98,219)	—	—	—	—
Pre-Water Acquisition net income attributed to parent	(22,234)	(40,193)	—	—	—
Net income attributable to incentive distribution rights	—	(1,264)	(16,944)	(69,720)	(142,906)
Limited partners' interest in net income	$7,422	117,648	219,759	237,595	443,038

Net income per limited partner unit–basic	$0.05	0.74	1.24	1.28	2.37
Net income per limited partner unit–diluted	$0.05	0.74	1.24	1.28	2.36

Weighted average limited partner units outstanding–basic	151,882	158,479	176,647	185,630	187,048
Weighted average limited partner units outstanding–diluted	151,882	158,527	176,801	186,083	187,398

	December 31,
(in thousands)	2014	2015	2016	2017	2018
Balance sheet data (at period end):
Cash and cash equivalents	$230,192	6,883	14,042	8,363	—
Property and equipment, net	$1,531,595	1,893,826	2,195,879	2,605,602	2,958,415
Total assets	$1,816,610	1,980,032	2,349,895	3,042,209	3,546,417
Long-term indebtedness	$115,000	620,000	849,914	1,196,000	1,632,147
Total partners’ capital	$1,620,903	1,082,745	1,222,810	1,516,469	1,691,508
Cash flows data:
Net cash provided by operating activities	$169,433	259,678	378,607	475,796	657,560
Net cash used in investing activities	$(797,505)	(445,455)	(478,163)	(779,818)	(666,587)
Net cash provided by (used in) financing activities	$858,264	(37,532)	106,715	298,343	664
Other financial data:
Adjusted EBITDA(1)	$198,705	279,736	404,353	528,625	717,375

(1)For a discussion of the non‑GAAP financial measure Adjusted EBITDA, including a reconciliation of Adjusted EBITDA to its most directly comparable financial measures calculated and presented in accordance with GAAP, please read “—Non‑GAAP Financial Measures” below.

Non‑GAAP Financial Measures

We use Adjusted EBITDA as an important indicator of our performance.  We define Adjusted EBITDA as net income before interest expense, impairment, depreciation, accretion and changes in fair value of contingent acquisition consideration, accretion of asset retirement obligations, equity-based compensation, excluding equity in earnings of unconsolidated affiliates and gain on sale of assets, and including cash distributions from unconsolidated affiliates.

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

We define Distributable Cash Flow as Adjusted EBITDA less interest paid, income tax withholding payments and cash reserved for payments of income tax withholding upon vesting of equity-based compensation awards, cash reserved/paid for bond interest and maintenance capital expenditures.  We use Distributable Cash Flow as a performance metric to compare the cash generating performance of the Partnership from period to period and to compare the cash generating performance for specific periods to the cash distributions (if any) that are expected to be paid to unitholders.  Distributable Cash Flow does not reflect changes in working capital balances.

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

“Segment Adjusted EBITDA” is also used by our management team for various purposes, including as a measure of operating performance and as a basis for strategic planning and forecasting.  Segment Adjusted EBITDA is a non-GAAP financial measure that we define as operating income before equity-based compensation expense, impairment of property and equipment, depreciation, accretion and changes in fair value of contingent acquisition consideration, accretion of asset retirement obligations, excluding equity in earnings of unconsolidated affiliates and gain on sale from assets, and including cash distributions from unconsolidated affiliates.  Operating income represents net income before interest expense and equity in earnings of unconsolidated affiliates, and is the most directly comparable GAAP financial measure to Segment Adjusted EBITDA because we do not account for interest expense on a segment basis.  The following tables represent a reconciliation of our operating income to Segment Adjusted EBITDA for the periods presented:

(in thousands)	Gathering and Processing	Water Handling and Treatment	Consolidated Total
Year ended December 31, 2014
Operating income	$21,452	112,606	134,058
Depreciation	36,789	16,240	53,029
Equity-based compensation	8,619	2,999	11,618
Segment and consolidated Adjusted EBITDA	$66,860	131,845	198,705

Year ended December 31, 2015
Operating income	$103,523	63,740	167,263
Depreciation	60,838	25,832	86,670
Accretion and change in fair value of contingent acquisition consideration	—	3,333	3,333
Equity-based compensation	17,840	4,630	22,470
Segment and consolidated Adjusted EBITDA	$182,201	97,535	279,736

Year ended December 31, 2016
Operating income	$170,861	87,250	258,111
Depreciation	69,962	29,899	99,861
Accretion and change in fair value of contingent acquisition consideration	—	16,489	16,489
Equity-based compensation	19,714	6,335	26,049
Distributions from unconsolidated affiliates	7,702	—	7,702
Gain on sale of assets–third-party	(3,859)	—	(3,859)
Segment and consolidated Adjusted EBITDA	$264,380	139,973	404,353

Year ended December 31, 2017
Operating income	$207,075	117,603	324,678
Impairment of property and equipment expense	23,431	—	23,431
Depreciation	86,372	33,190	119,562
Accretion and change in fair value of contingent acquisition consideration	—	13,476	13,476
Equity-based compensation	19,730	7,553	27,283
Distributions from unconsolidated affiliates	20,195	—	20,195
Segment and consolidated Adjusted EBITDA	$356,803	171,822	528,625

Year ended December 31, 2018
Operating income	$336,263	271,307	607,570
Impairment of property and equipment expense	5,771	—	5,771
Depreciation	83,250	46,763	130,013
Accretion and change in fair value of contingent acquisition consideration	—	(93,019)	(93,019)
Accretion of asset retirement obligations	—	135	135
Equity-based compensation	16,518	4,555	21,073
Distributions from unconsolidated affiliates	46,415	—	46,415
Gain on sale of assets–Antero Resources	(583)	—	(583)
Segment and consolidated Adjusted EBITDA	$487,634	229,741	717,375

The following table represents a reconciliation of our Adjusted EBITDA and Distributable Cash Flow to the most directly comparable GAAP financial measures for the periods presented:

	Year ended December 31,
(in thousands)	2014	2015	2016	2017	2018
Reconciliation of Net Income to Adjusted EBITDA and Distributable Cash Flow:
Net income	$127,875	159,105	236,703	307,315	585,944
Interest expense, net	6,183	8,158	21,893	37,557	61,906
Impairment of property and equipment	—	—	—	23,431	5,771
Depreciation	53,029	86,670	99,861	119,562	130,013
Accretion and change in fair value of contingent acquisition consideration	—	3,333	16,489	13,476	(93,019)
Accretion of asset retirement obligations	—	—	—	—	135
Equity-based compensation	11,618	22,470	26,049	27,283	21,073
Equity in earnings of unconsolidated affiliates	—	—	(485)	(20,194)	(40,280)
Distributions from unconsolidated affiliates	—	—	7,702	20,195	46,415
Gain on sale of assets–Antero Resources	—	—	—	—	(583)
Gain on sale of assets–third-party	—	—	(3,859)	—	—
Adjusted EBITDA	198,705	279,736	404,353	528,625	717,375
Pre-IPO net income attributed to parent	(98,219)	—	—	—	—
Pre-IPO depreciation attributed to parent	(43,419)	—	—	—	—
Pre-IPO equity-based compensation attributed to parent	(8,697)	—	—	—	—
Pre-IPO interest expense attributed to parent	(5,358)	—	—	—	—
Pre-Water Acquisition net income attributed to parent	(22,234)	(40,193)	—	—	—
Pre-Water Acquisition depreciation attributed to parent	(3,086)	(18,767)	—	—	—
Pre-Water Acquisition equity-based compensation attributed to parent	(654)	(3,445)	—	—	—
Pre-Water Acquisition interest expense attributed to parent	(359)	(2,326)	—	—	—
Interest paid	(331)	(5,149)	(13,494)	(46,666)	(62,844)
Decrease (increase) in cash reserved for bond interest(1)	—	—	(10,481)	291	—
Income tax withholding upon vesting of Antero Midstream Partners equity-based compensation awards	—	(4,806)	(5,636)	(5,945)	(5,529)
Maintenance capital expenditures(2)	(1,157)	(13,097)	(21,622)	(55,159)	(52,729)
Distributable cash flow	$15,191	191,953	353,120	421,146	596,273

(1)Cash reserved for bond interest expense on Antero Midstream’s 5.375% senior notes outstanding during the period that is paid on a semi-annual basis on March 15th and September 15th of each year.

(2)Maintenance capital expenditures represent that portion of our estimated capital expenditures associated with (i) the connection of new wells to our gathering and processing systems that we believe will be necessary to offset the natural production declines Antero Resources will experience on its wells over time, and (ii) water delivery to new wells necessary to maintain the average throughput volume on our systems.

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

Overview

We are a growth-oriented master limited partnership formed by Antero Resources to own, operate and develop midstream energy assets to service Antero Resources’ increasing production.  Our assets consist of gathering pipelines, compressor stations, and interests in processing and fractionation plants that collect and process production from Antero Resources’ wells in the Marcellus and Utica Shales in West Virginia and Ohio.  Our assets also include two independent fresh water delivery systems that deliver fresh water from the Ohio River and several regional waterways and a wastewater treatment facility that was placed in service in 2018.  These fresh water delivery systems consist of permanent buried pipelines, surface pipelines and fresh water storage facilitates, as well as pumping stations and impoundments to transport the fresh water throughout the pipelines.  The Partnership also owns water treatment assets including the Antero Clearwater Facility and a related landfill used for the disposal of waste therefrom (the “Antero Landfill”).  Other fluid handling services include third party services for well completion and production operations in Antero Resources’ operating areas managed by Antero Midstream.   We believe that our strategically located assets and our relationship with Antero Resources have allowed us to become a leading midstream energy company serving the Marcellus and Utica Shale plays.

Simplification Agreement

On February 26, 2018, we announced that the board of directors of our general partner formed a conflicts committee composed solely of directors who satisfy the requirements for serving on the Partnership’s conflicts committee in conjunction with the formation of the special committee at Antero Resources, and a conflicts committee at AMGP, the sole member of our general partner.  In connection with the conflicts committee’s efforts to explore, review and evaluate potential transactions involving the Partnership, on October 9, 2018, we announced that we, AMGP and certain of their affiliates entered into the Simplification Agreement, pursuant to which, among other things, (1) AMGP will be converted from a limited partnership to a corporation under the laws of the State of Delaware, to be named Antero Midstream Corporation; (2) an indirect, wholly owned subsidiary of New AM will be merged with and into the Partnership, with the Partnership surviving the merger as an indirect, wholly owned subsidiary of New AM and (3) all the issued and outstanding Series B Units representing limited liability company interests of IDR Holdings will be exchanged for an aggregate of approximately 17.35 million shares of New AM’s common stock.  As a result of the Transactions, the Partnership will be a wholly owned subsidiary of New AM and former shareholders of AMGP, unitholders of the Partnership and holders of Series B Units will each own New AM’s common stock.

For additional information on the Simplification Agreement and the Transactions, see “Item 13. Certain Relationships and Related Transactions and Director Independence.”

Recent Trends and Uncertainties

The gathering and compression agreement with Antero Resources is based on fixed fee structures, and we intend to continue to pursue additional fixed fee opportunities with Antero Resources and third parties in order to avoid direct commodity price exposure.  However, to the extent that our future contractual arrangements with Antero Resources or third parties do not provide for fixed fee structures, we may become subject to commodity price risk.  We are subject to commodity price risks to the extent that they impact Antero Resources’ development plan and therefore our gathering and water handling volumes.

During 2019, we plan to expand our existing Marcellus and Utica Shale gathering, compression, and water handling and treatment infrastructure to accommodate Antero Resources’ development plans.  Antero Resources’ 2019 consolidated drilling and completion capital budget is $1.1 billion to $1.25 billion.  Antero Resources plans to operate an average of five drilling rigs and complete between 115 and 125 horizontal wells, substantially all of which are located on acreage dedicated to us.  A further or extended decline in commodity prices could cause some of the development and production projects of Antero Resources or third parties to be uneconomic or less profitable, which could reduce gathering and water handling and treatment volumes in our current and future potential areas of operation.  Those reductions in gathering and water handling and treatment volumes could reduce our revenue and cash flows and adversely affect our ability to make cash distributions to our unitholders.

Cash Distributions

The board of directors of our general partner declared a cash distribution of $0.47 per unit for the quarter ended December 31, 2018.  The distribution was paid on February 13, 2019 to unitholders of record as of February 1, 2019.

Credit Facility

Our revolving credit facility was amended in October 2018 to (i) increase lender commitments from $1.5 billion to $2.0 billion (ii) permit us and our guarantors under the facility to consummate the Transactions and (iii) modify the pricing grid to decrease pricing. At December 31, 2018, we have $990 million outstanding and no letters of credit under the facility.  The maturity date of the facility is October 26, 2022.  See “Item 7.  Debt Agreements—Revolving Credit Facility” for a description of our revolving Credit Facility.

Sources of Our Revenues

Our gathering and compression revenues are driven by the volumes of natural gas we gather and compress, and our water handling and treatment revenues are driven by quantities of fresh water delivered to our customers to support their well completion operations and produced water treated.  Pursuant to our long-term contracts with Antero Resources, we have secured 20-year dedications covering a significant portion of Antero Resources’ current and future acreage for gathering and compression services.  We have also entered into a 20-year water handling and treatment services agreement covering Antero Resources’ 612,000 net acres in West Virginia and Ohio, with a right of first offer on all future areas of operation.  Under the agreement, we will receive a fixed fee for all fresh water deliveries by pipeline directly to the well site, subject to annual CPI adjustments.  In addition, Antero Resources has agreed to pay a fee on a minimum volume of fresh water deliveries in calendar years 2016 through 2019.  Minimum volume commitments are 120,000 barrels per day in 2019.  All of Antero Resources’ existing acreage is dedicated to us for gathering and compression services except for existing third-party commitments.  Approximately 153,000 net leasehold acres characterized by dry gas and liquids-rich production that have been previously dedicated to third-party gatherers.

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

Our water handling and treatment operations are substantially dependent upon the number of wells drilled and completed by Antero Resources, as well as Antero Resources’ production.  As of December 31, 2018, Antero Resources’ estimated net proved reserves were 18.0 Tcfe, of which 63% was natural gas, 35% were NGLs, and 2% were oil.  As of December 31, 2018, Antero Resources’ drilling inventory consisted of 3,734 identified potential horizontal well locations, approximately 3,200 of which were located on acreage dedicated to us, providing us with significant opportunity for growth as Antero Resources’ drilling program continues and its production increases.

Under the terms of the Water Services Agreement, Antero Resources will pay a fixed fee per barrel in West Virginia and Ohio and all other locations for fresh water deliveries by pipeline directly to the well site, subject to annual CPI adjustments.  Antero Resources also agreed to pay us a fixed fee per barrel for wastewater treatment at the Antero Clearwater Facility subject to annual CPI-based adjustments.  In addition, we contract with third party service providers to provide Antero Resources flow back and produced water services and Antero Resources will reimburse us third party out-of-pocket costs plus 3%.

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

Gathering and Compression Throughput

We must continually obtain additional supplies of natural gas and oil to maintain or increase throughput on our systems.  Our ability to maintain existing supplies of natural gas and oil and obtain additional supplies is primarily impacted by our acreage dedication and the level of successful drilling activity by Antero Resources and, to a lesser extent in the future, the potential for acreage dedications with and successful drilling by third party producers.  Any increase in our throughput volumes over the near term will likely be driven by Antero Resources continuing its drilling and development activities on its Marcellus and Utica Shale acreage.

Water Handling and Treatment Volumes

Our fresh water volumes are primarily driven by hydraulic fracturing activities conducted as part of well completions.  Our treatment volumes are primarily driven by produced water volumes, which are a function of Antero Resources’ production.  Other fluid handling volumes are driven by hydraulic facturing activites and produced water volumes.  Antero Resources’ consolidated acreage positions allow us to provide fresh water and other fluid handling services for Antero Resources’ completion activities in a more efficient manner.  However, to the extent that Antero Resources’ drilling and completion schedule is not met, or Antero Resources uses less fresh water and other fluid handling services in its well completion operations than expected (for example, due to a reduction in completions), and production declines, our water volumes may decline.  In addition, due to delays in reaching contractual treatment capacity of the wastewater treatment facility, the Partnership has and continues to accrue for liquidated damages from the vendor.

Principal Components of Our Cost Structure

The primary components of our operating expenses that we evaluate include direct operating, general and administrative, impairment, depreciation and interest.

•

Direct Operating.   We seek to maximize the profitability of our operations in part by minimizing, to the extent appropriate, expenses directly tied to operating and maintaining our assets.  We schedule maintenance over time to avoid significant variability in our direct operating expense and minimize the impact on our cash flow.  Gathering and compression operating costs consist primarily of  labor, water disposal, pigging, fuel, monitoring, repair and maintenance, utilities and contract services, and comprise the most significant portion of our direct operating expense.  Gathering and compression operating costs vary with the miles of pipeline and number of compressor stations in our gathering and compression system.  Fresh water operating expenses consist primarily of labor, pigging, monitoring, repair and maintenance and contract services.  Fresh water operating costs vary with the miles of pipeline, number of pumping stations, and to a lesser extent the number of well completions in the Marcellus and Utica Shales for which we deliver fresh water and number of impoundments in our fresh water system.  Other water handling costs include contract services and vary directly with the costs level of services that we provide to Antero Resources.  These costs are billed to Antero Resources at our cost plus 3%.  Our other water handling costs consist of labor, monitoring and repair and maintenance costs.  Wastewater treatment costs vary directly with the water volumes treated, and the operating efficiency of the wastewater treatment facility and related landfill.  The other primary drivers of our direct operating expense include maintenance and contract services, regulatory and compliance and ad valorem taxes.

•

General and Administrative.    Our general and administrative expenses include direct charges and costs allocated by Antero Resources.  These costs relate to: (i) various business services, including payroll processing, accounts payable processing and facilities management, (ii) various corporate services, including legal, accounting, treasury, information technology and human resources and (iii) compensation, including equity-based compensation.  These expenses are charged or allocated to us based on the nature of the expenses and are allocated based on a combination of our proportionate share of Antero Resources’ gross property and equipment, capital expenditures and labor costs, as applicable.  Management believes these allocation methodologies are reasonable.

Our general and administrative expenses include equity-based compensation costs allocated by Antero Resources to us for grants made pursuant to: (i) Antero Resources’ Long-Term Incentive Plan (the “Antero Resources LTIP”) and (ii) grants made to Antero Resources employees under our own plan.

•

Impairment.  We evaluate our long‑lived assets for impairment when events or changes in circumstances indicate that the related carrying values of the assets may not be recoverable.  If the carrying values of the assets are deemed not recoverable, the carrying values are reduced to their estimated fair value.  In 2017, our impairment expense relates to condensate gathering lines which Antero Resources no longer uses.  Our impairment expense in 2018 is due to the impairment of gathering assets acquired from Antero Resources at the time of our IPO related to well pads Antero Resources no longer has plans to drill and complete.

•

Depreciation.  Depreciation consists of our estimate of the decrease in value of the assets capitalized in property and equipment as a result of using the assets throughout the applicable year.  Depreciation is computed over the asset’s estimated useful life using the straight-line basis.  We depreciate our property and equipment using an estimated useful life of 5 years for our fresh water surface pipelines and equipment, 10 years for our above ground storage tanks, 20 years for our permanent buried fresh water pipelines and equipment, 30 years for our wastewater treatment facility and 50 years for our gathering pipelines and compressor stations.

•

Interest.    In 2017 and 2018, interest expense represents interest related to: (i) borrowings under our revolving credit facility, (ii) borrowings of $650 million under our 5.375% senior notes due September 15, 2024 (the “2024 Notes”), (iii) capital leases, and (iv) amortization of deferred financing costs incurred in connection with the revolving credit facility and the issuance of the 2024 Notes.  In addition, we capitalized interest during the construction period of the water treatment facility.

Items Affecting Comparability of Our Financial Results

Certain of the historical financial results discussed below may not be comparable to our future financial results primarily as a result of the significant increase in the scope of our operations over the last several years.  Our gathering and compression and water handling and treatment systems are relatively new, having been substantially built within the last five years.  Accordingly, our revenues and expenses over that time reflect the significant ramp up in our operations.  Additionally, our wastewater treatment facility was placed into service in 2018 and ran at operating rates below the stated capacity during the year.  Due to delays in reaching contracted treatment capacity, the Partnership has and continues to accrue for liquidated damages from the contractor engaged to construct the facility.  In addition, Antero Resources experienced significant growth in its production and drilling and completion activity levels over that same period.  Accordingly, it may be difficult to project trends from our historical financial data going forward.

Results of Operations

Year Ended December 31, 2017 Compared to Year Ended December 31, 2018

We have two operating segments: (1) gathering and processing, and (2) water handling and treatment.  The operating results and assets of our reportable segments were as follows for the year ended December 31, 2017 and 2018:

		Water
	Gathering and	Handling and	Consolidated
(in thousands)	Processing	Treatment	Total
Year ended December 31, 2017
Revenues:
Revenue–Antero Resources	$396,202	376,031	772,233
Revenue–third-party	264	—	264
Total revenues	396,466	376,031	772,497

Operating expenses:
Direct operating	39,251	193,287	232,538
General and administrative (excluding equity-based compensation)	20,607	10,922	31,529
Equity-based compensation	19,730	7,553	27,283
Impairment of property and equipment	23,431	—	23,431
Depreciation	86,372	33,190	119,562
Accretion and change in fair value of contingent acquisition consideration	—	13,476	13,476
Total expenses	189,391	258,428	447,819
Operating income	$207,075	117,603	324,678

Segment and consolidated Adjusted EBITDA(1)	$356,803	171,822	528,625

Year ended December 31, 2018
Revenues:
Revenue–Antero Resources	$520,566	506,449	1,027,015
Revenue–third-party	—	924	924
Gain on sale of assets–Antero Resources	583	—	583
Total revenues	521,149	507,373	1,028,522

Operating expenses:
Direct operating	49,256	267,167	316,423
General and administrative (excluding equity-based compensation)	30,091	10,465	40,556
Equity-based compensation	16,518	4,555	21,073
Impairment of property and equipment	5,771	—	5,771
Depreciation	83,250	46,763	130,013
Accretion and change in fair value of contingent acquisition consideration	—	(93,019)	(93,019)
Accretion of asset retirement obligations	—	135	135
Total expenses	184,886	236,066	420,952
Operating income	$336,263	271,307	607,570

Segment and consolidated Adjusted EBITDA(1)	$487,634	229,741	717,375

(1)For a discussion of the non‑GAAP financial measure Adjusted EBITDA, including a reconciliation of Adjusted EBITDA to its most directly comparable financial measures calculated and presented in accordance with GAAP, please “Item 6.  Selected Financial Data—Non‑GAAP Financial Measures”.

The following sets forth selected financial and operating data for the year ended December 31, 2017 compared to the year ended December 31, 2018:

	Year Ended December 31,		Amount of Increase	Percentage
($ in thousands, except realized fees)	2017	2018	or Decrease	Change
Revenue:
Revenue–Antero Resources	$772,233	1,027,015	254,782	33%
Revenue–third-party	264	924	660	250%
Gain on sale of assets–Antero Resources	—	583	583	*
Total revenue	772,497	1,028,522	256,025	33%
Operating expenses:
Direct operating	232,538	316,423	83,885	36%
General and administrative (excluding equity-based compensation)	31,529	40,556	9,027	29%
Equity-based compensation	27,283	21,073	(6,210)	(23)%
Impairment of property and equipment	23,431	5,771	(17,660)	(75)%
Depreciation	119,562	130,013	10,451	9%
Accretion and change in fair value of contingent acquisition consideration	13,476	(93,019)	(106,495)	*
Accretion of asset retirement obligations	—	135	135	*
Total operating expenses	447,819	420,952	(26,867)	(6)%
Operating income	324,678	607,570	282,892	87%
Interest expense	(37,557)	(61,906)	(24,349)	65%
Equity in earnings of unconsolidated affiliates	20,194	40,280	20,086	99%
Net income	$307,315	585,944	278,629	91%
Adjusted EBITDA(1)	$528,625	717,375	188,750	36%
Operating Data:
Gathering–low pressure (MMcf)	605,719	784,079	178,360	29%
Gathering–high pressure (MMcf)	646,054	770,910	124,856	19%
Compression (MMcf)	436,695	634,303	197,608	45%
Fresh water delivery (MBbl)	55,892	71,180	15,288	27%
Treated water (MBbl)	—	2,544	2,544	*
Other fluid handling (MBbl)	14,549	18,848	4,299	30%
Wells serviced by fresh water delivery	142	162	20	14%
Gathering–low pressure (MMcf/d)	1,660	2,148	488	29%
Gathering–high pressure (MMcf/d)	1,770	2,112	342	19%
Compression (MMcf/d)	1,196	1,738	542	45%
Fresh water delivery (MBbl/d)	153	195	42	27%
Treated water (MBbl/d)	—	7	7	*
Other fluid handling (MBbl/d)	40	52	12	30%
Average realized fees:
Average gathering–low pressure fee ($/Mcf)	$0.32	0.32	—	—%
Average gathering–high pressure fee ($/Mcf)	$0.19	0.19	—	—%
Average compression fee ($/Mcf)	$0.19	0.19	—	—%
Average fresh water delivery fee ($/Bbl)	$3.71	3.78	0.07	2%
Average treated water fee ($/Bbl)	$—	4.72	4.72	*
Joint Venture Operating Data:
Processing–Joint Venture (MMcf)	97,276	227,113	129,837	133%
Fractionation–Joint Venture (MBbl)	1,861	4,784	2,923	157%
Processing–Joint Venture (MMcf/d)	267	622	355	133%
Fractionation–Joint Venture (MBbl/d)	5	13	8	160%

*Not meaningful or applicable.

(1)For a discussion of the non‑GAAP financial measure Adjusted EBITDA, including a reconciliation of Adjusted EBITDA to its most directly comparable financial measures calculated and presented in accordance with GAAP, please “Item 6.  Selected Financial Data—Non‑GAAP Financial Measures”.

Revenue–Antero Resources.  Revenues from Antero Resources increased by 33%, from $772 million for the year ended December 31, 2017 to $1,027 million for the year ended December 31, 2018.  Gathering and processing revenues increased by 32%, from $396 million for the year ended December 31, 2017 to $521 million for the year ended December 31, 2018.  Water handling and treatment revenues increased by 35%, from $376 million for the year ended December 31, 2017 to $506 million for the year ended December 31, 2018.  These fluctuations are primarily the result of the following:

Gathering and Processing

•low pressure gathering revenue increased $60 million period over period due to an increase of throughput volumes of 178 Bcf, or 488 MMcf/d, which was due to 168 new wells added in 2018 and the expansion of our low pressure gathering system by 33 miles in 2018;

•

high pressure gathering revenue increased $26 million due to an increase of throughput volumes of 125 Bcf, or 342 MMcf/d, primarily as a result of the addition of three new high pressure gathering lines placed in service in 2018 and the expansion of our high pressure gathering system by 18 miles in 2018;

•compression revenue increased $39 million due to an increase of throughput volumes of 198 Bcf, or 542 MMcf/d, primarily due to the addition of three new compressor stations that were placed in service during 2018;

Water Handling and Treatment

•fresh water delivery revenue increased $62 million, due to an increase in fresh water delivery of 15,288 MBbl, or 42 MBbl/d, primarily due to an increase in the wells completed by Antero Resources.

•

the wastewater treatment facility was placed in service in 2018, but has not yet had a significant impact on revenues as a result of delays in reaching planned capacity. Wastewater treatment revenues was $12 million for 2018 with throughput volumes at the facility of 2,544 MBbl or 7 MBbl/d; and

•

other fluid handling services revenue increased $56 million due to an increase in wastewater handling and treatment volumes of 4,299 MBbl, or 12 MBbl/d, primarily due to an increase in the amount of wastewater produced from Antero Resources’ production.

Direct operating expenses.  Total direct operating expenses increased by 36%, from $233 million for the year ended December 31, 2017 to $316 million for the year ended December 31, 2018.  Gathering and processing direct operating expenses increased from $39 million for the year ended December 31, 2017 to $49 million for the year ended December 31, 2018.  The increase was primarily due to an increase in the number of gathering pipelines and compressor stations in 2018.  Water handling and treatment direct operating expenses increased from $193 million for the year ended December 31, 2017 to $267 million for the year ended December 31, 2018.  The increase was primarily due to an increase in wastewater handling and treatment volumes as well as an increase in the number of wells serviced by freshwater delivery services.

General and administrative expenses.  General and administrative expenses (excluding equity-based compensation expense) increased by 29%, from $32 million for the year ended December 31, 2017 to $41 million for the year ended December 31, 2018.  The increase was primarily due to an increase in the proportion of general and administrative expenses allocated from Antero Resources and increased direct general and administrative expenses to support our growth.

Equity-based compensation expenses.  Equity-based compensation expense decreased by 23%, from $27 million for the year ended December 31, 2017 to $21 million for the year ended December 31, 2018.  The decrease was primarily due to the decrease in the number and value of equity-based compensation awards in 2018 compared to 2017.  Equity-based compensation expense allocated to us from Antero Resources has no effect on our cash flows.

Impairment of property and equipment expense.  Impairment expense decreased from $23 million for the year ended December 31, 2017 to $6 million for the year ended December 31, 2018.  The impairment in 2017 was related to certain condensate gathering lines that Antero Resources no longer uses while the impairment in 2018 was due to gathering assets acquired from Antero Resources at the time of our IPO related to well pads that Antero Resources no longer has plans to drill and complete.

Depreciation expense.  Total depreciation expense increased by 9%, from $120 million for the year ended December 31, 2017 to $130 million for the year ended December 31, 2018.  The increase was primarily due to additional assets placed into service partially offset by the change in estimated useful lives of gathering and compression facilities from 20 years to 50 years.  On October 1, 2018, the Partnership changed the estimated useful lives of the gathering systems and facilities from 20 years to 50 years based on a change in the expected period that our systems and facilities will be used to support Antero Resources’ producing wells.  For the year ended December 31, 2018, the change in estimate decreased depreciation by $18 million, increased net income and comprehensive income by $18 million and increased basic and diluted net income per limited partner unit by $0.10.

Accretion and change in fair value of contingent acquisition consideration.  Accretion and change in fair value of contingent acquisition consideration changed from an increase of $14 million for the year ended December 31, 2017 to a reduction of $93 million for the year ended December 31, 2018 as a result of a decrease in fair value of $106 million.  In connection with the Water Acquisition, we agreed to pay Antero Resources $125 million in cash if we deliver 176 million barrels or more of fresh water during the period between January 1, 2017 and December 31, 2019.  As of December 31, 2018, we have delivered 127 million of the 176 million barrels and we expect to pay the entire amount of the contingent consideration for the delivery of 176 million barrels or more of fresh water during the period between January 1, 2017 and December 31, 2019.  We have agreed to pay an additional $125 million in cash if we deliver 219 million barrels or more of fresh water during the period between January 1, 2018 and December 31, 2020.  As of December 31, 2018, we have delivered 71 million of the 219 million barrels or more of fresh water during the period between January 1, 2018 and December 31, 2020 and do not expect to deliver at least 219 million barrels based on Antero Resources’ 2019 budget and long-term outlook.

Accretion of asset retirement obligations.  In the first quarter of 2018, the Antero Landfill began accepting waste while the wastewater treatment facility was undergoing testing and commissioning, creating an asset retirement obligation to close and monitor the landfill in the future according to regulatory standards.  The accretion of this obligation began in January 2018.

Operating income.  Total operating income increased by 87%, from $325 million for the year ended December 31, 2017 to $608 million for the year ended December 31, 2018.  Gathering and processing operating income increased from $207 million for the year ended December 31, 2017 to $336 million for the year ended December 31, 2018.  The increase was primarily due to an increase in gathering and compression throughput volumes in 2018.  Water handling and treatment operating income increased from $118 million for the year ended December 31, 2017 to $272 million for the year ended December 31, 2018 due to accretion and change in fair value of contingent acquisition consideration of an increase $14 million for the year ended December 31, 2017 to a reduction of $93 million for the year ended December 31, 2018 as a result of a decrease in fair value of $106 million.  This increase was also due to an increase in fresh water delivery volumes in 2018 as a result of an increase in water used in Antero Resources’ completion activities.

Interest expense.  Interest expense increased by 65%, from $38 million, net of $12 million in capitalized interest, for the year ended December 31, 2017 to $62 million, net of $4 million in capitalized interest, for the year ended December 31, 2018.  The increase was due to an increase in interest expense incurred on increased borrowings outstanding under the revolving credit facility and increased interest rates.

Equity in earnings of unconsolidated affiliates.  Equity in earnings in unconsolidated affiliates increased by 99%, from $20 million for the year ended December 31, 2017 to $40 million for the year ended December 31, 2018.  Equity in earnings of unconsolidated affiliates represents the portion of the net income from our investments in Stonewall and the Joint Venture, which is allocated to us based on our equity interests.  The increase is primarily attributable to an increase in the level of operations at the Joint Venture in 2018.

Adjusted EBITDA.  Adjusted EBITDA increased by 36%, from $529 million for the year ended December 31, 2017 to $717 million for the year ended December 31, 2018.  The increase was primarily due to an increase in revenue resulting from an increase in gathering, compression, and water volumes.  For a discussion of the non-GAAP financial measure Adjusted EBITDA, including a reconciliation of Adjusted EBITDA to its most directly comparable financial measures calculated and presented in accordance with GAAP, please read “Item 6.  Selected Financial Data—Non-GAAP Financial Measures.”

Year Ended December 31, 2016 Compared to Year Ended December 31, 2017

The operating results and assets of our reportable segments were as follows for the year ended December 31, 2016 and 2017:

		Water
	Gathering and	Handling and	Consolidated
(in thousands)	Processing	Treatment	Total
Year ended December 31, 2016
Revenues:
Revenue–Antero Resources	$303,250	282,267	585,517
Revenue–third-party	835	—	835
Gain on sale of assets	3,859	—	3,859
Total revenues	307,944	282,267	590,211

Operating expenses:
Direct operating	27,289	134,298	161,587
General and administrative (excluding equity-based compensation)	20,118	7,996	28,114
Equity-based compensation	19,714	6,335	26,049
Depreciation	69,962	29,899	99,861
Accretion and change in fair value of contingent acquisition consideration	—	16,489	16,489
Total expenses	137,083	195,017	332,100
Operating income	$170,861	87,250	258,111

Segment and consolidated Adjusted EBITDA(1)	$264,380	139,973	404,353

Year ended December 31, 2017
Revenues:
Revenue–Antero Resources	$396,202	376,031	772,233
Revenue–third-party	264	—	264
Total revenues	396,466	376,031	772,497

Operating expenses:
Direct operating	39,251	193,287	232,538
General and administrative (excluding equity-based compensation)	20,607	10,922	31,529
Equity-based compensation	19,730	7,553	27,283
Impairment of property and equipment	23,431	—	23,431
Depreciation	86,372	33,190	119,562
Accretion and change in fair value of contingent acquisition consideration	—	13,476	13,476
Total expenses	189,391	258,428	447,819
Operating income	$207,075	117,603	324,678

Segment and consolidated Adjusted EBITDA(1)	$356,803	171,822	528,625

(1)For a discussion of the non‑GAAP financial measure Adjusted EBITDA, including a reconciliation of Adjusted EBITDA to its most directly comparable financial measures calculated and presented in accordance with GAAP, please “Item 6.  Selected Financial Data—Non‑GAAP Financial Measures”.

The following table sets forth selected financial and operating data for the year ended December 31, 2016 compared to the year ended December 31, 2017:

	Year ended December 31,		Amount of Increase	Percentage
($ in thousands, except realized fees)	2016	2017	or Decrease	Change
Revenue:
Revenue–Antero Resources	$585,517	772,233	186,716	32%
Revenue–third-party	835	264	(571)	(68)%
Gain on sale of assets–Antero Resources	3,859	—	(3,859)	*
Total revenue	590,211	772,497	182,286	31%
Operating expenses:
Direct operating	161,587	232,538	70,951	44%
General and administrative (excluding equity-based compensation)	28,114	31,529	3,415	12%
Equity-based compensation	26,049	27,283	1,234	5%
Impairment of property and equipment	—	23,431	23,431	*
Depreciation	99,861	119,562	19,701	20%
Accretion and change in fair value of contingent acquisition consideration	16,489	13,476	(3,013)	(18)%
Total operating expenses	332,100	447,819	115,719	35%
Operating income	258,111	324,678	66,567	26%
Interest expense	(21,893)	(37,557)	(15,664)	72%
Equity in earnings of unconsolidated affiliates	485	20,194	19,709	*
Net income	$236,703	307,315	70,612	30%
Adjusted EBITDA(1)	$404,353	528,625	124,272	31%
Operating Data:
Gathering–low pressure (MMcf)	513,390	605,719	92,329	18%
Gathering–high pressure (MMcf)	481,646	646,054	164,408	34%
Compression (MMcf)	271,060	436,695	165,635	61%
Fresh water delivery (MBbl)	45,112	55,892	10,780	24%
Other fluid handling (MBbl)	10,602	14,549	3,947	37%
Wells serviced by fresh water delivery	131	142	11	8%
Gathering–low pressure (MMcf/d)	1,403	1,660	257	18%
Gathering–high pressure (MMcf/d)	1,316	1,770	454	34%
Compression (MMcf/d)	741	1,196	455	61%
Fresh water delivery (MBbl/d)	123	153	30	24%
Other fluid handling (MBbl/d)	29	40	11	38%
Average realized fees:
Average gathering–low pressure fee ($/Mcf)	$0.31	0.32	0.01	3%
Average gathering–high pressure fee ($/Mcf)	$0.19	0.19	—	—%
Average compression fee ($/Mcf)	$0.19	0.19	—	—%
Average fresh water delivery fee ($/Bbl)	$3.68	3.71	0.03	1%
Joint Venture Operating Data:
Processing–Joint Venture (MMcf)	—	97,276	97,276	*
Fractionation–Joint Venture (MBbl)	—	1,861	1,861	*
Processing–Joint Venture (MMcf/d)	—	267	267	*
Fractionation–Joint Venture (MBbl/d)	—	5	5	*

*Not meaningful or applicable.

(1)For a discussion of the non‑GAAP financial measure Adjusted EBITDA, including a reconciliation of Adjusted EBITDA to its most directly comparable financial measures calculated and presented in accordance with GAAP, please read “Item 6.  Selected Financial Data—Non‑GAAP Financial Measures”.

Revenue–Antero Resources.  Revenues from Antero Resources increased by 32%, from $586 million for the year ended December 31, 2016 to $772 million for the year ended December 31, 2017.  Gathering and processing revenues increased by 30%, from $304 million for the year ended December 31, 2016 to $396 million for the year ended December 31, 2017.  Water handling and treatment revenues increased by 33%, from $282 million for the year ended December 31, 2016 to $376 million for the year ended December 31, 2017.  These fluctuations are primarily the result of the following:

Gathering and Processing

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

•

compression revenue increased $31 million due to an increase of throughput volumes of 166 Bcf, or 455 MMcf/d, primarily due to the addition of five new compressor stations that were placed in service during 2017;

•	condensate gathering revenue decreased $2 million as the condensate line ceased operating in early 2017.

Water Handling and Treatment

•

fresh water delivery revenue increased $42 million due to an increase in fresh water delivery of 10,780 MBbl, or 30 MBbl/d, primarily due to an increase in the amount of water used in well completions by Antero Resources;

•	other fluid handling services revenue increased $52 million period over period due to an increase in other fluid handling volumes of 3,947 MBbl, or 11 MBbl/d.

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

General and administrative expenses.    General and administrative expenses (excluding equity-based compensation expense) increased by 12%, from $28 million for the year ended December 31, 2016 to $32 million for the year ended December 31, 2017.  The increase was primarily due to an increase in the proportion of general and administrative expenses allocated from Antero Resources and increased direct general and administrative expenses to support our growth.

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

Accretion and change in fair value of contingent acquisition consideration.  Accretion and change in fair value of contingent acquisition consideration accretion expense decreased from $17 million for the year ended December 31, 2016 to $14 million for the year ended December 31, 2017. The decrease is due to a change in our estimate of weighted average cost of capital for the fair value calculation. In connection with the Water Acquisition, we have agreed to pay Antero Resources (a) $125 million in cash if we deliver 176 million barrels or more of fresh water during the period between January 1, 2017 and December 31, 2019 and (b) an additional $125 million in cash if we deliver 219 million barrels or more of fresh water during the period between January 1, 2018 and December 31, 2020.  In conjunction with the Water Acquisition on September 23, 2015, we recorded a liability for the discounted net present value of the contingent acquisition consideration and, as time passes, we recognize accretion expense to increase the discounted liability to the expected liability amounts. As of December 31, 2017, we expected to pay the entire amount of the contingent consideration amounts.

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

Interest expense.    Interest expense increased by 72%, from $22 million, net of $4 million in capitalized interest, for the year ended December 31, 2016 to $38 million, net of $12 million in capitalized interest, for the year ended December 31, 2017.  The increase was due to a full year of interest incurred on our $650 million of 2024 Notes in 2017, and an increase in interest expense incurred on increased borrowings outstanding under the revolving credit facility.

Equity in earnings of unconsolidated affiliates.  Equity in earnings in unconsolidated affiliates increased from less than $1 million for the year ended December 31, 2016 to $20 million for the year ended December 31, 2017.  Equity in earnings of unconsolidated affiliates represents the portion of the net income from our investments in Stonewall and the Joint Venture, which is allocated to us based on our equity interests.  The increase is primarily attributable to the formation of the Joint Venture in 2017.

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

The board of directors of our general partner has adopted a cash distribution policy pursuant to which we intend to distribute at least the minimum quarterly distribution of $0.17 per unit ($0.68 per unit on an annualized basis) on all of our units to the extent we have sufficient cash after the establishment of cash reserves and the payment of our expenses, including payments to our general partner and its affiliates.  For the year ended December 31, 2018, we made distributions of $1.61 per unit, or a total of $303 million, to our common unitholders.  Additionally, we made distributions to the holder of the IDRs of $123 million.  The board of directors of our general partner declared a cash distribution of $0.47 per common unit for the quarter ended December 31, 2018.  The distribution was paid on February 13, 2019 to unitholders of record as of February 1, 2019.

The following table and discussion presents a summary of our net cash provided by (used in) operating activities, investing activities and financing activities for the periods indicated:

	Year Ended December 31,
(in thousands)	2016	2017	2018
Net cash provided by operating activities	$378,607	475,796	657,560
Net cash used in investing activities	(478,163)	(779,818)	(666,587)
Net cash provided by financing activities	106,715	298,343	664
Net increase (decrease) in cash and cash equivalents	$7,159	(5,679)	(8,363)

Cash Flows Provided by Operating Activities

Net cash provided by operating activities was $379 million, $476 million, and $658 million for the years ended December 31, 2016, 2017 and 2018, respectively.  The increase in cash flows from operations in 2018 from 2017 of $182 million and in 2017 from 2016 of $97 million were primarily the result of increased throughput volumes and revenues as a result of new gathering, compression, and water systems placed in service in 2018 and 2017, respectively, and increasing distributions from unconsolidated affiliates.

Cash Flows Used in Investing Activities

During the years ended December 31, 2016, 2017, and 2018, we used cash flows in investing activities of $478 million, $780 million, and $667 million, respectively.  The decrease of $113 million from 2017 to 2018 was primarily a result of less investment in unconsolidated affiliates as well as reductions in capital expenditures on the treatment facility, which were offset by increases in capital expenditures on the gathering systems and facilities.  The increase of $302 million from 2016 to 2017 was primarily driven by investments made in the Joint Venture that we entered into in early 2017, increased capital expenditures on the gathering systems and facilities and construction of the wastewater treatment facility.

The board of directors of our general partner has approved a capital budget of $750 million to $800 million for 2019, which includes $710 million of expansion capital and $65 million of maintenance capital at the midpoint of the range.  Our capital budgets may be adjusted as business conditions warrant.  If natural gas, NGLs, and oil prices decline to levels below acceptable levels or costs increase to levels above acceptable levels, Antero Resources could choose to defer a significant portion of its budgeted capital expenditures until later periods.  As a result, we may also defer a significant portion of our budgeted capital expenditures to achieve the desired balance between sources and uses of liquidity and prioritize capital projects that we believe have the highest expected returns and potential to generate near-term cash flows.  We routinely monitor and adjust our capital expenditures in response to changes in Antero Resources’ development plans, changes in prices, availability of financing, acquisition costs, industry conditions, the timing of regulatory approvals, success or lack of success in Antero Resources’ drilling activities, contractual obligations, internally generated cash flows and other factors both within and outside our control.

Cash Flows Provided by Financing Activities

Net cash provided by financing activities for the year ended December 31, 2018 of $664 thousand is primarily the result of $435 million in net borrowings under the Credit Facility, offset by $426 million in partnership distributions.  The decrease in cash provided by financing activities from 2017 was primarily due to an increase in distributions and borrowings offset by a decrease in proceeds from common unit issuances.

Net cash provided by financing activities for the year ended December 31, 2017 of $298 million is primarily the result of  $345 million in net borrowings under the Credit Facility, $223 million in net proceeds from the issuance of 6,900,000 common units in February 2017 and $284 million in partnership distributions.  The increase in cash provided by financing activities from 2016 was primarily due to increases in borrowings and common unit issuances, offset by an increase in distributions paid.

Net cash provided by financing activities for the year ended December 31, 2016 of $107 million is primarily the result of  $650 million in proceeds from the issuance of the 2024 Notes and $65 million in proceeds from common unit issuances, offset by the repayment of $410 million on the revolving credit facility and $182 million in partnership distributions.

Debt Agreements

Revolving Credit Facility

On October 31, 2018, the Partnership entered into the First Amendment and Joinder Agreement to the senior revolving credit facility to (i) increase lender commitments from $1.5 billion to $2.0 billion, (ii) permit us and our guarantors under the facility to consummate the Transactions and (iii) modify the pricing grid to decrease pricing.  The maturity date of the facility is October 26, 2022.  At December 31, 2018, we had $990 million of borrowings and no letters of credit outstanding under the Credit Facility.

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

We were in compliance with the applicable covenants and ratios as of December 31, 2017 and 2018.  The actual borrowing capacity available to us may be limited by the interest coverage ratio, consolidated total leverage ratio, and consolidated senior secured leverage ratio covenants.

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

Contractual Obligations

At December 31, 2018, we had $990 million of borrowings and no letters of credit outstanding under the revolving credit facility.  Commitment fees on the unused portion of the revolving credit facility are due quarterly at rates ranging from 0.25% to 0.375% based on the leverage ratio, during a period that is not an Investment Grade Period, and 0.175% to 0.375% based on the Partnership’s rating, during an Investment Grade Period, of the unused facility.

Future capital contributions to unconsolidated affiliates are excluded from the table as neither the amounts nor the timing of the obligations can be determined in advance.  A summary of our contractual obligations by maturity date as of December 31, 2018 is provided in the following table.

	Year Ended December 31,
(in millions)	2019	2020	2021	2022	2023	Thereafter	Total
Credit Facility (1)	$—	—	—	990	—	—	990
5.375% senior notes due 2024—principal	—	—	—	—	—	650	650
5.375% senior notes due 2024—interest	35	35	35	35	35	35	210
Water treatment (2)	27	—	—	—	—	—	27
Contingent acquisition consideration	125	—	—	—	—	—	125
Asset retirement obligations	2	1	2	—	1	2	8
Total	$189	36	37	1,025	36	687	2,010

(1)Includes outstanding principal amounts on the Credit Facility at December 31, 2018.  This table does not include future commitment fees, interest expense or other fees on our revolving credit facility because they are floating rate instruments and we cannot determine with accuracy the timing of future loan advances, repayments, or future interest rates to be charged.

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

Equity-based compensation grants are measured at their grant date fair value and related compensation cost is recognized over the vesting period of the grant.  Compensation cost for awards with graded vesting provisions is recognized on a straight-line basis over the requisite service period of each separately vesting portion of the award.  Estimating the fair value of each award requires management to apply judgment.

Equity-based compensation expenses are allocated to us based on our proportionate share of Antero Resources’ labor costs.  These allocations are based on estimates and assumptions that management believes are reasonable.

Fair Value Measurement

The Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosures, clarifies the definition of fair value, establishes a framework for measuring fair value, and sets forth disclosure requirements about fair value measurements.  This guidance also relates to all nonfinancial assets and liabilities that are not recognized or disclosed on a recurring basis (e.g., the initial recognition of asset retirement obligations and impairments of long‑lived assets).  The fair value is the price that we estimate would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  A fair value hierarchy is used to prioritize inputs to valuation techniques used to estimate fair value.  An asset or liability subject to the fair value requirements is categorized within the hierarchy based on the lowest level of input that is significant to the fair value measurement.  Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.  The highest priority (Level 1) is given to unadjusted quoted market prices in active markets for identical assets or liabilities, and the lowest priority (Level 3) is given to unobservable inputs.  Level 2 inputs are data, other than quoted prices included within Level 1, that are observable for the asset or liability, either directly or indirectly.

In connection with the Water Acquisition, we have agreed to pay Antero Resources (a) $125 million in cash if we deliver 176,295,000 barrels or more of fresh water during the period between January 1, 2017 and December 31, 2019 and (b) an additional $125 million in cash if we deliver 219,200,000 barrels or more of fresh water during the period between January 1, 2018 and December 31, 2020.  This contingent consideration liability is valued based on Level 3 inputs related to the expected average volumes and weighted average cost of capital and was recorded at the time of the Water Acquisition in accordance with accounting guidance for business combinations.  We update our assumptions each reporting period based on new developments and adjust such amounts to fair value based on revised assumptions, if applicable, until such consideration is satisfied through payment upon achievement of the specified objectives or it is eliminated upon failure to achieve the specified objectives.

As of December 31, 2018, the Partnership expects to pay the entire amount of the contingent consideration for the 176,295,000 barrels or more fresh water delivered during the period between January 1, 2017 and December 31, 2019, but not for the 219,200,000 barrels or more of fresh water during the period between January 1, 2018 and December 31, 2020 based on Antero Resources’ 2019 budget and long-term outlook.  Accordingly, the fair value of the liability for contingent acquisition consideration was reduced by $106 million in 2018.  The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy.  The fair value of the contingent consideration liability associated with future milestone payments was based on the risk adjusted present value of the contingent consideration payout.

New Accounting Pronouncements

On February 25, 2016, the FASB issued ASU No. 2016-02, Leases, which replaced most existing lease guidance under GAAP when it became effective on January 1, 2019.  The standard requires lessees to record lease liabilities and right-of-use assets as of the date of adoption and we have elected to adopt the new standard prospectively.  The Partnership is not a party to any material contracts as a lessee.  The new lease standard does not substantially change accounting by lessors.  The Partnership determined that its contractual arrangement with Antero Resources to provide midstream services is an operating lease of the Partnership’s assets that will be accounted for under the new ASU in the same manner as the Partnership’s current accounting for the arrangement.  No significant additional disclosures will be required.  As a result, there will not be a material impact of the new leasing standard on the Partnership’s financial statements.  The Partnership believes that adoption of the standard will not impact its operational strategies, growth prospects, net income, or cash flow.  The Partnership as updated internal controls impacted by the new standard and acquired software to collect and account for lease data under the standard.

Off-Balance Sheet Arrangements

As of December 31, 2018, we did not have any off-balance sheet arrangements.

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

Interest Rate Risk

Our primary exposure to interest rate risk results from outstanding borrowings under our Credit Facility, which has a floating interest rate.  We do not currently, but may in the future, hedge the interest on portions of our borrowings under our revolving credit facility from time‑to‑time in order to manage risks associated with floating interest rates.  At December 31, 2018, we had $990 million of borrowings and no letters of credit outstanding under the Credit Facility.  A 1.0% increase in our Credit Facility interest rate would have resulted in an estimated $7.9 million increase in interest expense, for the year ended December 31, 2018.

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

Item 8.  Financial Statements and Supplementary Data

The Report of Independent Registered Public Accounting Firm, Consolidated Financial Statements and supplementary financial data required for this Item are set forth beginning on page F‑2 of this report and are incorporated herein by reference.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a‑15(b) under the Exchange Act we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act) as of the end of the period covered by this annual report.  Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2018 at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  In connection with the anticipated adoption of ASU No. 2016-02, Leases, we implemented additional controls and accounting processes related to the adoption of  the lease standard.  These changes have not materially affected the Partnership’s internal control over financial reporting.

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

Under the supervision of, and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework in 2013, issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management of our general partner concluded that our internal control over financial reporting was effective as of December 31, 2018.

The effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by KPMG LLP, an independent registered public accounting firm which also audited our consolidated financial statements as of and for the year ended December 31, 2018, as stated in their report which appears on page F-2 in this report.

Item 9B.  Other Information

Disclosure pursuant to Section 13(r) of the Securities Exchange Act of 1934

Pursuant to Section 13(r) of the Exchange Act, we may be required to disclose in our annual and quarterly reports to the SEC whether we or any of our “affiliates” knowingly engaged in certain activities, transactions or dealings relating to Iran or with certain individuals or entities targeted by US economic sanctions.  Disclosure is generally required even where the activities, transactions or dealings were conducted in compliance with applicable law.  Because the SEC defines the term “affiliate” broadly, it includes any entity under common “control” with us (and the term “control” is also construed broadly by the SEC).

The description of the activities below has been provided to us by Warburg Pincus LLC (“WP”), affiliates of which: (i) are members of the board of directors of our general partner, and (ii) beneficially own more than 10% of the outstanding common stock and are members of the board of directors of Endurance International Group Holdings, Inc. (together with its subsidiaries, “EIGI”).

EIGI may therefore be deemed to be under common “control” with us; however, this statement is not meant to be an admission that common control exists.

The disclosure below relates solely to activities conducted by EIGI. The disclosure does not relate to any activities conducted by us or by WP and does not involve our or WP’s management.  Neither we nor WP has had any involvement in or control over the disclosed activities, and neither we nor WP has independently verified or participated in the preparation of the disclosure.  Neither we nor WP is representing as to the accuracy or completeness of the disclosure nor do we or WP undertake any obligation to correct or update it.

We understand that EIGI intends to disclose the following in its next annual or quarterly SEC report:

On July 25, 2018, the Office of Foreign Assets Control (“OFAC”) designated Electronics Katrangi Trading (“Katrangi”) as a Specially Designated National (“SDN”) pursuant to the Weapons of Mass Destruction Proliferators Sanctions Regulations, 31 C.F.R. Part 544. On July 30, 2018, during a regular compliance scan of EIGI’s user base, EIGI identified the domain SGP-FRANCE.COM (the “Domain Name”) which was listed as a website associated with Katrangi, on one of EIGI’s platforms.  The Domain Name was managed using one of EIGI’s platforms by one of its reseller customers.  Accordingly, there was no direct financial transaction between EIGI and the registered owner of the Domain Name and EIGI did not generate any revenue in connection with the Domain Name since Katrangi was added to the SDN list on July 25, 2018. Upon discovering the Domain Name on its platform, EIGI promptly suspended the Domain Name and removed it from its platform. EIGI reported the Domain Name to OFAC on August 7, 2018.

On November 6, 2018, EIGI terminated an end customer account (the “End Customer Account”) that EIGI believed to be associated with Arian Bank, which was identified by OFAC as an SDN on November 5, 2018, pursuant to 31 C.F.R. Part 594. EIGI initially acquired the End Customer Account on January 23, 2014 as part of EIGI’s acquisition of P.D.R Solutions FZC. EIGI reported the End Customer Account to OFAC as potentially the property of an SDN subject to blocking pursuant to Executive Order 13224.  As of February 1, 2019, EIGI had not received any correspondence from OFAC regarding this matter.

PART III

Item 10.  Directors, Executive Officers, and Corporate Governance

Management of Antero Midstream Partners LP

We are managed and operated by the board of directors (the “Board”) and executive officers of our general partner, Antero Midstream Partners GP LLC (“AMP GP”).  Our general partner is controlled by Antero Midstream GP LP (“AMGP”).  All of the officers and certain of the directors of our general partner are also officers and directors of Antero Resources and AMGP GP LLC, the general partner of AMGP (“AMGP GP”).  Neither our general partner nor its board of directors is elected by our unitholders.  AMGP is the sole member of our general partner and has the right to appoint our general partner’s entire board of directors, including at least three independent directors meeting the independence standards established by the NYSE.  Our unitholders are not entitled to directly participate in our management or operations.  Our general partner owes certain contractual duties to our unitholders as well as a fiduciary duty to its owners.

Our general partner has seven directors.  The NYSE does not require a listed publicly traded partnership, such as ours, to have a majority of independent directors on the board of directors of our general partner or to establish a compensation committee or a nominating committee.  However, our general partner is required to have an audit committee of at least three members, and all its members are required to meet the independence and experience standards established by the NYSE and the Exchange Act.  As previously announced, on January 24, 2019, Richard W. Connor notified us of his intent to resign from the Board effective immediately for personal reasons.  The resignation was not the result of any disagreement with the Partnership or any of its affiliates on any matter relating to the Partnership’s operations, policies or practices.  On January 29, 2019, Paul J. Korus was appointed to the Board to fill the vacancy resulting from Mr. Connor’s departure.  Mr. Korus was also  appointed to serve as chairman of the Board’s audit committee.  The Board determined that Mr. Korus meets the independence requirements under the rules of the NYSE and the Partnershp’s independence standards.

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

Directors and Executive Officers

The following table shows information for our general partner’s executive officers and directors.  Directors hold office until their successors have been elected or qualified or until the earlier of their death, resignation, removal or disqualification.  Executive officers serve at the discretion of the board.  There are no family relationships among any of the directors or executive officers.  Some of the directors and all of the executive officers also serve as directors or executive officers, as applicable, of Antero Resources.

Name	Age	Position With Our General Partner
Paul M. Rady	65	Chairman and Chief Executive Officer
Glen C. Warren, Jr.	63	Director, President and Secretary
Michael N. Kennedy	44	Chief Financial Officer and Senior Vice President
Kevin J. Kilstrom	64	Senior Vice President—Production
Alvyn A. Schopp	60	Chief Administrative Officer, Senior Regional Vice President and Treasurer
Peter R. Kagan	50	Director
W. Howard Keenan, Jr.	68	Director
Paul J. Korus	62	Director
John C. Mollenkopf	57	Director
David A. Peters	60	Director

Paul M. Rady has served as Chief Executive Officer and Chairman of the Board of Directors of our general partner since February 2014.  Mr. Rady has also served as Chief Executive Officer and Chairman of the Board of Directors of Antero Resources since May 2004 and of its predecessor company, Antero Resources Corporation, from its founding in 2002 until its sale to XTO Energy, Inc. in April 2005, as well as Chief Executive Officer and Chairman of the Board of Directors of of the general partner of AMGP since April 2017.  Prior to Antero, Mr. Rady served as President, CEO and Chairman of Pennaco Energy from 1998 until its sale to Marathon in early 2001.  Prior to Pennaco, Mr. Rady was with Barrett Resources from 1990 until 1998 where he initially was recruited as Chief Geologist in 1990, then served as Exploration Manager, EVP Exploration, President, COO and Director and ultimately CEO.  Mr. Rady began his career with Amoco where he served 10 years as a geologist focused on the Rockies and Mid‑Continent.  Mr. Rady is the managing member of Salisbury Investment Holdings, LLC.  Mr. Rady holds a B.A. in Geology from Western Colorado University and M.Sc. in Geology from Western Washington University.

Mr. Rady’s significant experience as a chief executive of oil and gas companies, together with his training as a geologist and broad industry knowledge, enable Mr. Rady to provide the board with executive counsel on a full range of business, strategic and professional matters.

Glen C. Warren, Jr. has served as President and Secretary and as a director of our general partner since January 2016, prior to which he served as President, Chief Financial Officer and Secretary and as a director of our general partner beginning in February 2014.  Mr. Warren has also served as President, Chief Financial Officer and Secretary and as a director of Antero Resources since May 2004 and of its predecessor company, Antero Resources Corporation, from its founding in 2002 until its sale to XTO Energy, Inc. in April 2005, as well as President and Secretary and as a director of the Board of Directors of the general partner of AMGP since April 2017.  Prior to Antero Resources, Mr. Warren served as EVP, CFO and Director of Pennaco Energy from 1998 until its sale to Marathon in early 2001.  Mr. Warren spent 10 years as a natural resources investment banker focused on equity and debt financing and M&A advisory with Lehman Brothers, Dillon Read and Kidder Peabody.  Mr. Warren began his career as a landman in the Gulf Coast region with Amoco, where he spent six years.  Mr. Warren is the managing member of Canton Investment Holdings, LLC.  Mr. Warren holds a B.A. from the University of Mississippi, a J.D. from the University of Mississippi School of Law and an M.B.A. from the Anderson School of Management at U.C.L.A.

Mr. Warren’s significant experience as a chief financial officer of oil and gas companies, together with his experience as an investment banker and broad industry knowledge, enable Mr. Warren to provide the board with executive counsel on a full range of business, strategic, financial and professional matters.

Michael N. Kennedy has served as Chief Financial Officer of our general partner and Senior Vice President of Finance since January 2016, prior to which he served as Vice President of Finance of our general partner beginning in February 2014.  Mr. Kennedy has also served as Senior Vice President of Finance of Antero Resources since January 2016, prior to which he served as Vice President of Finance of Antero Resources from August 2013 to December 2015.  Mr. Kennedy was Executive Vice President and Chief Financial Officer of Forest Oil Corporation from 2009 to 2013.  From 2001 until 2009, Mr. Kennedy held various financial positions of increasing responsibility within Forest.  From 1996 to 2001, Mr. Kennedy was an auditor with Arthur Andersen focusing on the Natural Resources industry.  Mr. Kennedy holds a B.S. in Accounting from the University of Colorado at Boulder.

Kevin J. Kilstrom has served as Senior Vice President of Production of our general partner since January 2016, prior to which he served as Vice President of Production of our general partner beginning in February 2014.  Mr. Kilstrom has also served as Senior

Vice President of Production of the general partner of AMGP since April 2017.  Mr. Kilstrom was a Manager of Petroleum Engineering with AGL Energy of Sydney, Australia from 2006 to 2007.  Prior to AGL, Mr. Kilstrom was with Marathon Oil as an Engineering Consultant and Asset Manager from 2003 to 2006 and as a Business Unit Manager for Marathon’s Powder River coal bed methane assets from 2001 to 2003.  Mr. Kilstrom also served as a member of the board of directors of three Marathon subsidiaries from October 2003 through May 2005.  Mr. Kilstrom was an Operations Manager and reserve engineer at Pennaco Energy from 1999 to 2001.  Mr. Kilstrom was at Amoco for more than 22 years prior to 1999.  Mr. Kilstrom holds a B.S. in Engineering from Iowa State University and an M.B.A. from DePaul University.

Alvyn A. Schopp has served as Chief Administrative Officer, Senior Regional Vice President, and Treasurer of our general partner since January 2016, prior to which he served as Chief Administrative Officer, Regional Vice President and Treasurer of our general partner beginning in February 2014.  Mr. Schopp has also served as Chief Administrative Officer, Senior Regional Vice President, and Treasurer of Antero Resources since January 2016, as Chief Administrative Officer, Regional Vice President and Treasurer from October 2013 to January 2016, as Vice President of Accounting and Administration and Treasurer from January 2005 to September 2013, as Controller and Treasurer from 2003 to 2005 and as Vice President of Accounting and Administration and Treasurer of Antero Resources’ predecessor company, Antero Resources Corporation, from January 2005 until its sale to XTO Energy, Inc. in April 2005. Mr. Schopp has also served as Chief Administrative Officer, Senior Regional Vice President, and Treasurer of the general partner of AMGP since April 2017.  From 1993 to 2000, Mr. Schopp was CFO, Director and ultimately CEO of T‑Netix.  From 1980 to 1993 Mr. Schopp was with KPMG LLP.  As a Senior Manager with KPMG, he maintained an extensive energy and mining practice.  Mr. Schopp holds a B.B.A. from Drake University.

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

Paul J. Korus has served as a director and the Chairman of the Audit Committee since January 2019, and he has also served as a director and member of the Audit Committee of Antero Resources since December 2018.  Mr. Korus was also appointed to the Board of Directors of SRC Energy Inc. in 2016, where he currently serves as Chairman of the Audit Committee and is a member of the Corporate Governance and Nominating Committee.  In September 2015, Mr. Korus retired as senior vice president and Chief Financial Officer of Cimarex Energy Co., a position he had held since 1999.  His responsibilities there included oversight of all financial areas including corporate planning, capital markets, accounting, tax, treasury, investor relations, internal audit and information technology.  Between 1995 and 1999 he was an equity research analyst with Petrie Parkman & Co., a boutique energy investment banking firm that subsequently merged into Merrill Lynch. From 1982 to 1995 Mr. Korus was with Apache Corporation, where he held positions of increasing responsibility in management information systems, corporate planning and investor relations.  Mr. Korus began his business career in 1980 with a large public accounting firm (Arthur Andersen) as a management information systems consultant.  Mr. Korus is currently Chairman of the University of North Dakota (UND) Business School Advisory Council.

Paul graduated from UND with a Bachelor’s of Science degree in Economics in 1978 and a Master’s of Science degree in Accounting in 1980.  He is currently a member of the National Association of Corporate Directors.

Mr. Korus has extensive knowledge of the energy industry as a former executive officer and current director of  a public energy company, and he also has experience in technical accounting and auditing matters.  We believe his background and skill set make Mr. Korus well‑suited to serve as a member of our board of directors and of the audit committee.

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

Audit Committee

Rules implemented by the NYSE and SEC require us to have an audit committee comprised of at least three directors who meet the independence and experience standards established by the NYSE and the Exchange Act.  Messrs. Korus, Mollenkopf, and Peters serve on our audit committee, and Mr. Korus serves as the Chairman of the committee.  As required by the rules of the SEC and listing standards of the NYSE, the audit committee consists solely of independent directors.  SEC rules also require that a public company disclose whether or not its audit committee has an “audit committee financial expert” as a member.  An “audit committee financial expert” is defined as a person who, based on his or her experience, possesses the attributes outlined in such rules.  Our board of directors believes that Mr. Korus possesses substantial financial experience based on his extensive experience as a former chief financial officer of a public company for over 15 years.  As a result of these qualifications, we believe Mr. Korus satisfies the definition of “audit committee financial expert.”

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

On February 26, 2018, we announced that the board of directors of our general partner formed a conflicts committee composed solely of directors who satisfy the requirements for serving on the Partnership’s conflicts committee in conjunction with the formation of the special committee at Antero Resources, and a conflicts committee at AMGP, the sole member of our general partner.  In connection with the conflicts committee’s efforts to explore, review and evaluate potential transactions involving the Partnership, on October 9, 2018, we announced that we had entered into the Simplification Agreement, pursuant to which, among other things, (1) AMGP will be converted from a limited partnership to a corporation under the laws of the State of Delaware, to be named Antero Midstream Corporation; (2) an indirect, wholly owned subsidiary of New AM will be merged with and into the Partnership, with the Partnership surviving the merger as an indirect, wholly owned subsidiary of New AM and (3) all the issued and outstanding Series B Units representing limited liability company interests of IDR Holdings will be exchanged for an aggregate of approximately 17.35 million shares of New AM’s common stock.  As a result of the Transactions, the Partnership will be a wholly owned subsidiary of New AM and former shareholders of AMGP, unitholders of the Partnership and holders of Series B Units will each own New AM’s common stock.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires executive officers and board members of our general partner and persons who beneficially own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC and to furnish us with copies of all such reports.

Based solely upon our review of reports received by us, or representations from certain reporting persons that no filings were required, we believe that all of the officers and board members of our general partner and persons who beneficially owned more than 10% of our common units complied with all applicable filing requirements during fiscal year 2018.

Item 11.  Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

Overview

Neither we nor our general partner have any employees.  All of the executive officers of our general partner and other personnel who provide services to our business are employed by Antero Resources.  This Item 11 provides information relating to the compensation of the following named executive officers of our general partner, whom we refer to herein collectively as our “Named Executive Officers”:

2018 Named Executive Officers

—
Name	Principal Position
Paul M. Rady	Chairman of the Board and Chief Executive Officer
Glen C. Warren, Jr.	Director, President and Secretary
Michael N. Kennedy	Chief Financial Officer and Senior Vice President—Finance
Alvyn A. Schopp	Chief Administrative Officer, Regional Senior Vice President and Treasurer
Kevin J. Kilstrom	Senior Vice President—Production

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

The following Compensation Discussion and Analysis provides an overview of compensation policies and programs applicable to our Named Executive Officers and describes the compensation objectives, policies and practices with respect to our Named Executive Officers.  The elements of compensation provided by Antero Resources and the Compensation Committee’s decisions with respect to our Named Executive Officers’ compensation are not subject to approval by the Board. Certain members of the Board are members of the board of directors of Antero Resources. Messrs. Kagan, Keenan and Connor served on our Board and the board of directors of Antero Resources in 2018.  As used in this Item 11 (other than in this “Overview” and the “Compensation of Directors” section below), references to “our,” “we,” “us,” the “Company,” and similar terms refer to Antero Resources, references to the “Board” or “Board of Directors” refer to the board of directors of Antero Resources, and references to the Partnership refer to us, Antero Midstream Partners LP.

The following discussion provides information about our compensation decisions and policies with regard to our Named Executive Officers for the 2018 fiscal year, and is intended to provide investors with the information necessary to understand our compensation policies and decisions.  It also provides context for the disclosure included in the executive compensation tables below.

2018 Say-on-Pay Advisory Vote

At the Company’s 2018 annual meeting, the stockholders of the Company were asked to approve, on an advisory basis, the compensation of the Named Executive Officers. Advisory votes in favor of our executive compensation program were cast by over 98% of the shares of common stock of the Company counted as present and entitled to vote at the Company’s 2018 annual meeting. The Compensation Committee took the results of the “Say on Pay” vote in account when evaluating the compensation of the Named Executive Officers in 2018. We have continued, and plan to continue, engaging in ongoing shareholder outreach regarding corporate governance generally, including executive compensation programs.

Compensation Philosophy and Objectives of Our Compensation Program

Since our inception, our compensation philosophy has been predominantly focused on recruiting individuals who are motivated to help us achieve superior performance and growth.  Our company was founded by entrepreneurs whose strategy was to employ high-impact executives who are extremely effective at sparking superior performance with low overhead.  These highly qualified and experienced individuals have contributed to the continued success of our Company, driving an 20% compound annual growth rate in debt-adjusted net production per share and a 21% compound annual growth rate in oil and gas net proved reserves since the Company’s 2013 IPO.

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

As the Company continues to mature, we are continuing to transition from an entrepreneurial-based management incentive structure to a more traditional compensation program.  This transition called for us to make certain modifications to our compensation philosophy and attendant adjustments in our compensation program.  More specifically, our goal is to focus on returns and value creation per share that will reward more disciplined capital investment, efficient operations, and free cash flow generation.  In addition, for calendar year 2018, we adopted a simplified annual incentive program that focuses on four key performance metrics.  Further, our compensation program targets the market median for all elements of our Named Executive Officers’ compensation.  We believe these changes to our compensation philosophy and practices promoted a stronger alignment between Named Executive Officer pay and Company performance, and deliver greater value to our shareholders as our Company continues to grow and mature.

Compensation Best Practices

The following table highlights the compensation best practices we follow:

What We Do	What We Don’t Do

✓Use a representative and relevant peer group

✓Target the market median for all elements of Named Executive Officers’ compensation

✓Apply robust minimum stock ownership guidelines

✓Link annual incentive compensation to the achievement of objective pre-established performance goals tied to operational and strategic priorities

✓Evaluate the risk of our compensation programs

✓Use and review compensation tally sheets

✓Provide 100% long-term incentive awards in the form of performance-based equity

✓Use an independent compensation consultant

✓Maintain a clawback policy

✗No tax gross ups for executive officers

✗No “single-trigger” change-in-control cash payments

✗No excessive perquisites

✗No severance arrangements for Named Executive Officers

✗No guaranteed bonuses for Named Executive Officers

✗No management contracts

✗No re-pricing, backdating or underwater cash buy-outs of options or stock appreciation rights

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

Actual compensation decisions for individual officers are the result of a subjective analysis of a number of factors, including the individual officer’s role within our organization, performance, experience, skills or tenure with us, changes to the individual’s position, and relevant trends in compensation practices.  The Compensation Committee also considers a Named Executive Officer’s current and prior compensation when setting future compensation. Specifically, current compensation is considered a base, and the Compensation Committee determines whether adjustments to that base are necessary to retain the executive in light of competition and to provide continuing performance incentives.  Thus, the Compensation Committee’s decisions regarding compensation are the result of the exercise of judgment based on all reasonably available information and, to that extent, compensation is discretionary.

Role of External Advisors

The Compensation Committee has the authority to retain an independent executive compensation consultant.  For 2018, the Compensation Committee retained Frederic W. Cook & Co., Inc. (“F.W. Cook”).  In compliance with the SEC and NYSE disclosure requirements, the Compensation Committee reviewed the independence of F.W. Cook under six independence factors. After its review, the Compensation Committee determined that F.W. Cook was independent.

In 2018, F.W. Cook:

•	Collected and reviewed all relevant company information, including our historical compensation data and our organizational structure;
•	With input from management, established a peer group of companies to use for executive compensation comparisons;
•	Assessed our compensation program’s position relative to market for our Named Executive Officers and stated compensation philosophy;
•	Prepared a report of its analysis, findings and recommendations for our executive compensation program; and
•	Completed other ad hoc assignments, such as helping with the design of incentive arrangements.

F.W. Cook’s reports were provided to the Compensation Committee in 2018 and also used by Messrs. Rady and Warren in making their recommendations to the Compensation Committee.

Competitive Benchmarking

When assessing the soundness of our compensation programs, the Compensation Committee compares the pay practices for our Named Executive Officers against the pay practices of other companies.  This process recognizes our philosophy that our compensation practices should be competitive, though marketplace information is only one of the many factors we consider.

Messrs. Rady and Warren used market compensation data provided by F.W. Cook to assess the total compensation levels of our top five executives relative to market, and to make recommendations to the Compensation Committee.  Market data is developed by comparing each executive officer’s compensation with that of officers in similar positions with companies in our Peer Group (described below) and with those in the E&P industry in general.  To the extent possible, we consider the specific responsibilities assumed by our executives and those assumed by executives at other organizations (based on peer SEC filings) to determine whether the positions are comparable.  We give greater weight to Peer Group data if a position appears comparable to the position of one of our Named Executive Officers.  Otherwise, we supplement Peer Group data with industry data from the 2018 Oil and Gas E&P Industry Compensation Survey prepared by Effective Compensation, Incorporated.

Peer Group

In 2018, F.W. Cook identified a peer group of onshore publicly traded oil and gas companies that are reasonably similar to us in terms of size and operations. We refer to the following 17 companies as the “Peer Group”:

• Cabot Oil & Gas Corporation	• Parsley Energy, Inc.
• Cimarex Energy Co.	• Pioneer Natural Resources Company
• CNX Resources Corporation	• QEP Resources, Inc.
• Concho Resources Inc.	• Range Resources Corporation
• Continental Resources Corporation	• SM Energy Company
• Devon Energy Corporation	• Southwestern Energy Company
• Diamondback Energy, Inc.	• Whiting Petroleum Corporation
• EQT Corporation	• WPX Energy, Inc.
• Noble Energy, Inc.

Two members of our 2017 peer group, Energen Corporation and Newfield Exploration Company, were removed from our Peer Group for 2018 due to pending acquisitions at the time of the review, and three companies, CNX Resources Corporation, Diamondback Energy, Inc. and Parsley Energy, Inc., were added to the Peer Group based on similar size and operational scale.

Positioning Versus Market

Beginning in 2018, we determined that it was appropriate to target the median of the Peer Group for base salaries, annual cash incentive awards, and long-term equity-based incentive awards.  This is a reduction from 2017, when compensation was targeted at the 75th percentile.  This reduction was adopted in response to our 2017 say-on-pay vote and feedback received from our shareholder outreach program.  As noted throughout this Compensation Discussion and Analysis, target compensation is only one of many factors considered by the Compensation Committee when setting compensation levels for our Named Executive Officers.

Elements of Direct Compensation

Our Named Executive Officers’ compensation includes the key components described below.

Pay Component	Form of Pay	How Amount is Determined	Objective
Base salary	Cash	Market-competitive amount that reflects the executive’s relative skills, responsibilities, experience and contributions	Provide a minimum, fixed level of cash compensation
Annual incentive awards	Cash	Performance against four metrics	Encourage performance that is aligned with our business strategy and that should lead to long-term shareholder value
Long-term incentive awards	100% performance share units	Three-year return on capital employed; and three-year absolute total shareholder return, as adjusted by relative total shareholder return compared to the Peer Group	Encourage performance that delivers value to shareholders through stock price appreciation

For 2018, these components, at target, were distributed as shown below for our CEO and our other Named Executive Officers:

Base Salaries

Base salaries are designed to provide a minimum, fixed level of cash compensation for services rendered during the year.  In addition to providing a base salary that is competitive with salaries paid by other independent oil and gas exploration and production companies, the Compensation Committee also considers whether our pay levels appropriately align each Named Executive Officer’s base salary level relative to the base salary levels of our other officers.  Our objective is to have base salaries that accurately reflect each officer’s relative skills, experience and contributions to the Company.  To that end, annual base salary adjustments are based on a subjective analysis of many individual factors, including:

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

In February 2018, after comparing base salary levels to those of similarly situated executives in the Peer Group and considering the individual and business factors described above, Messrs. Rady and Warren recommended to the Compensation Committee that the Named Executive Officers other than themselves receive a 3% base salary increase to reflect increases in cost of living, as reflected in the table below.  The Compensation Committee approved this recommendation.

Executive Officer	Base Salary as of March 2017	Base Salary as of March 2018	Percentage Increase
Paul M. Rady	$858,000	$858,000	0%
Glen C. Warren, Jr.	$645,000	$645,000	0%
Alvyn A. Schopp	$432,000	$444,960	3%
Kevin J. Kilstrom	$432,000	$444,960	3%
Michael N. Kennedy	$375,000	$386,250	3%

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

Executive Officer	2018 Target Bonus (as a % of base salary)
Paul M. Rady	120%
Glen C. Warren, Jr.	100%
Alvyn A. Schopp	85%
Kevin J. Kilstrom	85%
Michael N. Kennedy	85%

Performance Metrics

For 2018, based on the feedback received from our shareholders in connection with the Company’s outreach program, the Compensation Committee decided to alter the structure of our annual incentive program.  We believe the new, simplified design of the annual incentive program implemented for 2018 provides a more transparent bonus structure with more objectively determinable payouts.  We also believe the new structure is more consistent with our shareholders’ investment experience.  The Compensation Committee selected the four metrics described below for the 2018 fiscal year under our annual incentive plan.  These metrics, which were specifically chosen for their importance in supporting the strategic initiatives we have established for 2018, are weighted equally in calculating annual bonuses.  The following tables shows the results of the 2018 annual incentive program:

Weighting Factor	Selected Metrics	Threshold Performance	Target Performance	Maximum Performance	Actual Performance	Performance (% of Target)	Weighted Score
25%	Debt-Adjusted Net Production Growth per Share (1)	9%	13%	18%	13%	100%	25%
25%	Net Debt/EBITDAX (2)	2.5x	2.1x	1.8x	2.2x	88%	21.88%
25%	Free Cash Flow (3)	$(170 million)	$20 million	$215 million	$(303 million)	0%	0%
25%	Safety and Environmental (4)	0.800 TRIR	0.580 TRIR	.300 TRIR	0.554 TRIR	106%	8.83%
		0.100 LTIR	0.080 LTIR	.030 LTIR	0.077 LTIR	109%	9.11%
		—	0 Notices	—	0 Notices	100%	8.33%
100%						TOTAL	73.15%

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

Definition. The Company measured performance in the Safety and Environmental performance category through several lagging indicators:

•

Lost Time Incident Rate (“LTIR”). This metric refers to the number of lost time injuries (i.e., work-related injuries that result in an employee being unable to perform normal work duties the work day following the injury event). LTIR is calculated first by multiplying the total number of lost time injuries by 200,000, and then dividing that product by the number of labor hours for the recording period.

•

Total Recordable Incident Rate (“TRIR”). This metric refers to the number of OSHA recordable injuries/illnesses (i.e., work-related injuries/illnesses that result in medical intervention beyond first aid). TRIR is calculated first by multiplying the total number of recordable injuries/illnesses by 200,000, and then dividing that product by the number of labor hours for the recording period.

•

Environmental. Performance with respect to this metric is attained if there are no major environmental related Notices of Violation (fines not exceeding $100,000) occurring during the measurement period.

In addition, the Company monitored several leading indicators in determining performance for the Safety and Environmental performance category. Leading indicators are proactive, preventative and predictive measures that provide current information regarding the effective performance, activities and processes of a Safety and Environmental system that may help identify, eliminate or control risks in the workplace. Management reviewed the progress of each leading indicator throughout 2018 and assessed if performance was adequate in light of the Company’s operation. These leading indicators include: HSSE training, Operational Safety Steering Team activities, Corrective Action/Preventative Action closeout, Environmental Compliance Audit Score, Operational Risk Register Reviews, and Field Safety Committee meeting compliance.

Rationale. Maintaining a safe work environment and sustainable environmental record is critical to the success of the business and execution of our strategy.  Measuring safety and environmental metrics motivates all participants to maintain focus on these metrics.

2018 Annual Incentive Program Payouts

The Compensation Committee evaluated the 2018 annual incentive scorecard and considered the factors noted above.  Our performance for 2018 resulted in a payout calculation of 73.15%.  The Compensation Committee elected to pay 2018 annual incentive bonuses in March 2019 in the amounts shown below for the Named Executive Officers.  There were no adjustments for individual performance.

Executive Officer	2018 Target Bonus ($)	Performance Achievement Level (Percentage of Target)	Actual 2018 Bonus ($)
Paul M. Rady	1,029,600	73.15%	753,140
Glen C. Warren, Jr.	645,000	73.15%	471,810
Alvyn A. Schopp	378,216	73.15%	276,661
Kevin J. Kilstrom	378,216	73.15%	276,661
Michael N. Kennedy	328,313	73.15%	240,157

We are aware that equity prices for E&P companies remain depressed.  However, we believe that the results of our annual incentive program are appropriate and aligned with the interests of our shareholders.  We consider the results of this program to have a direct correlation to the actions of our management team.  Payments under the annual incentive plan will help us to retain and reward the executive team that is responsible for our success.

Long-Term Equity-Based Incentive Awards

Long-Term Incentive Awards Granted in 2018

Based on feedback received from our shareholders in connection with our outreach program, the Compensation Committee adjusted our compensation philosophy with respect to long-term equity-based awards to better reflect our shareholders’ investment experience in the Company.  Specifically, equity awards granted in 2018 targeted the market 50th percentile of the Peer Group, resulting in a reduced grant value for each Named Executive Officer (in the aggregate, grant values for 2018 were reduced 23% compared to grant values for 2017).  In 2018, all long-term incentive awards for our Named Executive Officers were in the form of performance share units granted under the Antero Resources Corporation Long-Term Incentive Plan (the “AR LTIP”).  The number of performance share units granted to our Named Executive Officers in 2018 are described more fully under “Grants of Plan-Based Awards for Fiscal Year 2018” below.

Of the performance share units granted in 2018, 70% were based on absolute total shareholder return, or “TSR”, with a relative TSR modifier (the “TSR PSUs”), and 30% were based on return on capital employed, or “ROCE” (the “ROCE PSUs”). The Compensation Committee selected these metrics as they provide for a rigorous framework that rewards the Named Executive Officers for improving absolute stock price, while measuring the Company’s performance against industry peers as well. ROCE was added as a performance metric because it motivates the Named Executive Officers to make decisions that result in efficient deployment of capital in the business. Additionally, ROCE is a metric that many investors consider when assessing the performance of companies in the oil and gas sector.

In order to achieve payout under the TSR PSUs, the Company’s absolute TSR must be at least 50% of the target price of $24.97 (the “Target Price”) at the end of the three-year performance period on April 15, 2021, with the payout, subject to adjustment as described below, determined as follows:

Performance Level	Absolute TSR	Performance Payout % (Pre-Adjustment)
Below Threshold	< 50% of Target Price	0%
Threshold	50% of Target Price	50%
Target	Target Price	100%
Maximum	≥ 150% of Target Price	150%

Following determination of the absolute TSR, the payout of the TSR PSUs may be adjusted to reflect our TSR performance relative to our peer group over the performance period. A relative TSR ranking of less than the 25th percentile results in a negative 50% adjustment to the payout of the TSR PSUs, and a relative TSR ranking of greater than the 75th percentile results in a positive 50% adjustment to the payout of the TSR PSUs. A relative TSR ranking of between the 25th percentile and the 75th percentile would not result in an adjustment to the payout of the TSR PSUs.

In order to achieve payout under the ROCE PSUs, the Company’s ROCE must be at least 85% of 8.7% (the “Target ROCE”) at the end of the three-year performance period on December 31, 2020, with the payout determined as follows:

Performance Level	ROCE	Performance Payout %
Below Threshold	< 85% of Target ROCE	0%
Threshold	85% of Target ROCE	50%
Target	Target ROCE	100%
Maximum	≥ 115% of Target ROCE	200%

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

Retirement Benefits

We maintain an employee retirement savings plan through which employees may save for retirement or future events on a tax-advantaged basis.  Participation in the 401(k) plan is at the discretion of each individual employee, and our Named Executive Officers participate in the plan on the same basis as all other employees.  The plan permits us to make discretionary matching and non-elective contributions.  Since January 1, 2014, the Company has matched 100% of the first 4% of eligible compensation that employees contribute to the plan, but on January 1, 2019, the Company increased its match to the first 6% of eligible compensation that employees contribute to the plan.  These matching contributions are immediately fully vested.

Perquisites and Other Personal Benefits

We believe the total mix of compensation and benefits provided to our Named Executive Officers are currently competitive.  Therefore, perquisites do not play a significant role in our Named Executive Officers’ total compensation.

Impact of Simplification Transaction

As described in “Item 13.  Certain Relationships and Related Transactions and Director Independence—Agreements Related to the Transactions,” we, AMGP and certain of their affiliates entered into a Simplification Agreement.  In connection with the Transactions contemplated by the Simplification Agreement, outstanding phantom units under the Midstream LTIP and Series B Units in IDR LLC held by certain of our Named Executive Officers will be converted or exchanged as described below.  The Transactions will not constitute a "change in control" transaction under the applicable compensation arrangements, thus there are no change in control payments due to the executive officers in connection with the Transactions.

Antero Midstream Phantom Units

Our Named Executive Officers spend a portion of their time providing services to the Partnership, and thus are entitled to receive grants of equity-based awards under the Partnership’s Long Term Incentive Plan (the “Midstream LTIP”).  In November 2014, each of our Named Executive Officers was granted phantom units under the Midstream LTIP in connection with the initial public offering of the Partnership.  In April 2016 and 2017, each of our Named Executive Officers was granted additional phantom units under the Midstream LTIP as compensation for their additional services provided to the Partnership.  No phantom units under the Midstream LTIP were granted during 2018.  Phantom units granted under the Midstream LTIP generally represent the right to receive common units of the Partnership upon vesting.

At the effective time of the Transactions, each outstanding phantom unit under the Midstream LTIP, including those held by our Named Executive Officers, will be converted into a restricted stock unit or similar award of New AM with substantially the same terms and conditions (including with respect to vesting) applicable to such phantom unit award immediately prior to the effective time of the Transactions, representing the right to receive a number of shares of common stock of New AM equal to (i) the number of common units of the Partnership subject to such phantom unit award immediately prior to the effective time of the Transactions, multiplied by (ii) (A) 1.6350, plus (B) $3.415 divided by the average of the 20-day volume weighted average trading price per common share representing limited partner interests in AMGP prior to the election deadline.  Additionally, all distribution equivalent rights granted in tandem with a corresponding phantom unit award will be converted into a distribution equivalent right or similar award of New AM with substantially the same terms and conditions (including with respect to vesting) applicable to such distribution equivalent right immediately prior to the effective time of the Transactions, representing the right to receive (i) any balance accrued on such distribution equivalent right as of the effective time of the Transactions and (ii) any dividends paid or distributions made by New AM from and after the effective time of the Transactions with respect to the number of shares of common stock of New AM subject to the converted phantom unit award to which such converted distribution equivalent right relates.

Series B Units in IDR LLC

IDR LLC was formed to hold 100% of the Partnership’s IDRs. As of December 31, 2018, Messrs. Rady, Warren and Kennedy held 48,000, 32,000 and 4,000, respectively, of the 98,600 outstanding Series B Units in IDR LLC.  To the extent vested, the Series B Units in IDR LLC entitle the holders thereof to receive, subject to the terms and provisions of the IDR LLC Agreement and the incentive unit award agreements pursuant to which the awards were granted, a proportionate amount of up to 6% of any future profits of IDR LLC that result from any distributions on the Partnership’s IDRs that are held by IDR LLC in excess of $7.5 million per quarter.  Unvested Series B Units in IDR LLC are not entitled to receive any distributions; however, in connection with any subsequent distribution on the Partnership’s IDRs following the date an unvested Series B Unit in IDR LLC becomes vested, the holder of such vested Series B Unit in IDR LLC is entitled to receive an additional distribution equal to the aggregate amount of distributions that would have been made with respect to such Series B Unit in IDR LLC during the period in which such Series B Unit was unvested if such Series B Unit had been vested.

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

The remaining unvested Series B Units in IDR LLC issued to Messrs. Rady and Warren on December 31, 2016, will become vested on December 31, 2019, so long as the applicable executive remains continuously employed by us or one of our affiliates through such date.  The remaining unvested Series B Units in IDR LLC issued to Mr. Kennedy on January 10, 2017 will become vested on December 31, 2019, so long as Mr. Kennedy remains continuously employed by us or one of our affiliates through such date.  The potential acceleration and forfeiture events relating to these units are described in greater detail under the heading “Potential Payments Upon Termination or Change of Control” below.

Pursuant to the Simplification Agreement, AMGP, as the managing member of IDR Holdings, and Messrs. Rady and Warren, as the holders of a majority of the Series B Units, entered into an amendment to the IDR Holdings LLC Agreement to facilitate the Series B Exchange.  At the effective time of the Transactions, each holder of Series B Units in IDR LLC, including our Named Executive Officers, will transfer each Series B Unit in IDR LLC it owns (vested and unvested) in exchange for (i) 176.0041 shares of common stock of New AM, which will be subject to the terms set forth in the limited liability company agreement of IDR LLC (the “IDR LLC Agreement”) and will vest in accordance with the applicable equity grant agreement pursuant to which the Series B Unit in IDR LLC was originally issued, (ii) an amount in cash equal to the unpaid distributions (other than tax distributions) declared with respect to vested Series B Units in IDR LLC, if any, pursuant to the distribution provisions of the IDR LLC Agreement, and (iii) an amount in cash to be deposited into an escrow account equal to the distributions declared with respect to unvested Series B Units in IDR LLC, excluding any amounts attributable to any distributions made with respect to unvested Series B Units in IDR LLC after December 31, 2018 but prior to the effective time of the Transactions.  Holders of Series B Units in IDR LLC, including our Named Executive Officers who hold Series B Units, will not be entitled to receive any distributions paid by IDR LLC or dividends paid by New AM during the 12 months ending December 31, 2019 that are payable on any Series B Units in IDR LLC or shares received in exchange for such Series B Units, as applicable, that are scheduled to vest on December 31, 2019.

Other Matters

Employment, Severance or Change-in-Control Agreements

We do not maintain any employment, severance or change-in-control agreements with any of our Named Executive Officers.

As discussed below under “Potential Payments Upon a Termination or a Change in Control,” any of Messrs. Rady, Warren, Schopp, Kilstrom or Kennedy could be entitled to receive accelerated vesting of his restricted stock units in the Company, Series B Units in IDR LLC or phantom units in the Partnership, as applicable (including shares of common stock of New AM received in exchange for such Series B Units in IDR LLC or phantom units in the Partnership), that remain unvested upon his termination of employment with us under certain circumstances or upon the occurrence of certain corporate events.  The Transactions will not result in accelerated vesting of such awards or the Series B Units.

Unit Ownership Guidelines

Under the Partnership’s unit ownership guidelines adopted in 2014, our executive officers are required to own a minimum number of common units in the Partnership within five years of the adoption of the guidelines or within five years of becoming an executive officer, whichever is later.  Specifically, each of our executive officers is required to own common units in the Partnership having an aggregate fair market value equal to at least a designated multiple of the executive officer’s base salary, as shown below.

Officer Level	Ownership Guideline
Chief Executive Officer, President, and Chief Financial Officer	5x annual base salary
Vice President	3x annual base salary
Other Officers (if applicable)	1x annual base salary

These unit ownership guidelines are designed to align our executive officers’ interests more closely with those of the Partnership’s unitholders.

Tax and Accounting Treatment of Executive Compensation Decisions

Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), generally imposes a $1 million limit on the amount of compensation paid to “covered employees” (as defined in Section 162(m)) that a public corporation may deduct for federal income tax purposes in any year.  The “Tax Cuts and Jobs Act,” enacted in 2017, repealed the performance-based compensation exception to the Section 162(m) deduction limitation for tax years beginning after December 31, 2017. In addition, the Tax Cuts and Jobs Act generally expanded the scope of who is considered a “covered employee.”  With these changes, compensation paid to certain of our executives will be subject to the $1 million per year deduction limitation imposed by Section 162(m) unless such compensation qualifies for the transition relief applicable to certain compensation arrangements in place as of November 2, 2017.  While we will continue to monitor our compensation programs in light of the deduction limitation imposed by Section 162(m), our Compensation Committee considers it important to retain the flexibility to design compensation programs that are in the best long-term interests of the Company and our shareholders.  As a result, we have not adopted a policy requiring that all compensation be fully deductible.  The Compensation Committee may conclude that paying compensation at levels in excess of the limits under Section 162(m) is nevertheless in the best interests of the Company and our shareholders.  Given changes made to Section 162(m), it is likely that the Company will not be able to deduct for federal income tax purposes a portion of the compensation paid to our Named Executive Officers in 2018.

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

•

The Compensation Committee believes our overall compensation program provides a reasonable balance between short- and long-term objectives, which helps mitigate the risk of excessive risk-taking in the short term.

•

The metrics that determine ultimate value awarded under our incentive compensation programs are associated with total company value.  We do not believe these metrics create pressure to meet specific financial or individual performance goals.

•

The performance criteria reviewed by the Compensation Committee in determining cash bonuses are based on overall performance relative to continually evolving objectives, and the Compensation Committee uses its subjective judgment in setting bonus levels for our officers.  This is consistent with the Compensation Committee’s belief that applying company-wide objectives encourages decision-making that is in the best long-term interests of our Company and our stakeholders as a whole.

•	The multi-year vesting of our equity awards discourages excessive risk-taking and undue focus on short-term gains that may not be sustainable.

Due to the foregoing program features, the Compensation Committee concluded that our compensation policies and practices for all employees, including our Named Executive Officers, are not reasonably likely to have a material adverse effect on the Company.

Tally Sheets

The Compensation Committee uses tally sheets as a reference point in reviewing and establishing our Named Executive Officers’ compensation.  The tally sheets provide a holistic view of all material elements of our Named Executive Officers’ compensation, including base salary, annual cash incentive awards, long-term equity incentive awards and indirect compensation such as perquisites and retirement benefits.  Tally sheets also demonstrate the amounts each executive could potential receive under various termination and change in control scenarios, as well as a summary of all shares beneficially owned.

Hedging and Pledging Prohibitions

We have adopted an Insider Trading Policy at each of the Company, the Partnership, and AMGP that prohibits our Named Executive Officers from engaging in speculative transactions involving our common stock, common units of the Partnership, and common shares of AMGP, including buying or selling puts or calls, short sales, purchases of securities on margin, or otherwise hedging the risk of ownership of such securities.  The Insider Trading Policies also strictly prohibit our Named Executive Officers from pledging shares of such securities as collateral.

Clawback Policy

We have adopted a general clawback policy at each of the Company and the Partnership covering long-term incentive award plans and arrangements.  The clawback policy applies to our current Named Executive Officers as well as certain of our former Named Executive Officers.  Generally, recoupment of compensation would be triggered under the policy in the event of a financial restatement caused by fraud or intentional misconduct.  In the event of such misconduct, we may recoup performance-based equity compensation that was granted, earned or vested based wholly or in part upon the attainment of any financial reporting measure during the period in which such misconduct took place.  The clawback policy gives the policy administrator discretion to determine whether a clawback of compensation should be initiated in any given case, as well as the discretion to make other determinations, including whether a covered individual’s conduct meets a specified standard, the amount of compensation to be clawed back, and the form of reimbursement to the Company.

In order to comply with applicable law, the clawback policy may be updated or modified once the SEC adopts final clawback rules pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010.  In addition, the AR LTIP, the Midstream LTIP and the Antero Midstream Partners GP LP Long-Term Incentive Plan (the “AMGP LTIP”) generally provide that, to the extent required by applicable law or any applicable securities exchange listing standards, or as otherwise determined by the Compensation Committee, all awards under the AR LTIP, Midstream LTIP and AMGP LTIP, as applicable, are subject to the provisions of any clawback policy the Company or the Partnership, as applicable, implements.

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

Antero Midstream Partners GP LLC Board Members:

Peter R. Kagan

W. Howard Keenan, Jr.

Paul J. Korus

David A. Peters

John C. Mollenkopf

Paul M. Rady

Glen C. Warren, Jr.

Summary Compensation Table

The following table summarizes, with respect to our Named Executive Officers, information relating to the compensation earned for services rendered in all capacities during the fiscal years ended December 31, 2018, 2017 and 2016.

Summary Compensation Table for the Years Ended December 31, 2018, 2017 and 2016

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(2)	Stock Awards ($)(3)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)(4)	All Other Compensation ($)(5)	Total ($)
Paul M. Rady	2018	858,000	—	7,520,882	—		753,140	11,000	9,143,022
(Chairman of the Board	2017	853,833	823,680	8,240,720	—		—	10,800	9,929,033
of Directors and Chief	2016	831,667	1,249,500	8,185,133	—	(6)	—	10,600	10,276,900
Executive Officer)

Glen C. Warren, Jr.	2018	645,000	—	3,076,725	—		471,810	11,000	4,204,534
(Director, President and	2017	641,833	516,000	5,493,827	—		—	10,800	6,662,460
Chief Financial Officer	2016	625,000	782,500	5,456,802	—	(6)	—	10,600	6,874,902
of the Company and Secretary)

Alvyn A. Schopp	2018	442,800	—	1,538,352	—		276,661	11,000	2,268,813
(Chief Administrative	2017	429,833	367,200	2,032,733	—		—	10,800	2,840,566
Officer and Sr. Regional	2016	418,333	445,188	12,805,262	—		—	10,600	13,679,383
Vice President)

Kevin J. Kilstrom	2018	442,800	—	1,538,352	—		276,661	11,000	2,268,813
(Sr. Vice President—	2017	429,833	367,200	2,032,733	—		—	10,800	2,840,566
Production)	2016	418,333	445,188	6,739,263	—		—	10,600	7,613,384

Michael N. Kennedy	2018	384,375	—	1,538,352	—		240,157	11,000	2,173,884
(Sr. Vice President—	2017	373,167	300,000	2,032,733	—	(6)	—	10,800	2,716,700
Finance, and Chief	2016	363,333	364,000	2,021,264	—		—	9,680	2,758,277
Financial Officer of the Partnership)

(1)

The amounts in this column may differ from those reported above under “Compensation Discussion and Analysis—Elements of Direct Compensation—Base Salaries” due to the fact that adjustments to the base salaries of our Named Executive Officers for the 2016, 2017 and 2018 fiscal years took effect on March 1, 2016, March 1, 2017 and March 1, 2018, respectively.

(2)

Represents the aggregate amount of the annual discretionary cash bonuses paid to each Named Executive Officer for 2016 and 2017.  The new annual incentive program implemented in 2018 is intended to incentivize our Named Executive Officers to achieve specific performance goals throughout the year, and, as a result, such amounts earned under the new annual incentive program for 2018 are reported in the “Non-Equity Incentive Plan Compensation” column, rather than the “Bonus” column.

(3)

The amounts in this column represent the grant date fair value of (i) restricted stock unit awards and performance share unit awards granted to the Named Executive Officers pursuant to the AR LTIP and (ii) phantom units (which include Midstream DERs, as discussed in “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table—Phantom Unit Awards” below) granted to the Named Executive Officers pursuant to the Midstream LTIP, each as computed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 718. In 2018, the only awards that were granted were performance share unit awards under the AR LTIP.  See Note 9 to our consolidated financial statements for additional detail regarding assumptions underlying the value of these equity awards.

(4)	The amounts in this column represent the cash bonus paid to each Named Executive Officer under our 2018 annual incentive program.
(5)

The amounts in this column represent the amount of the Company’s 401(k) match for fiscal 2016, 2017 and 2018 for each participating Named Executive Officer.  For fiscal 2016 and 2017, amounts in this column may include additional matching contributions with respect to the applicable fiscal year after the filings of the Annual Report relating to such fiscal year.

(6)

In December 2016, Messrs. Rady and Warren were each issued Series B Units in IDR LLC, one-third of which were unvested as of December 31, 2018.  Mr. Kennedy was granted Series B Units in IDR LLC on January 10, 2017, one-third of which were unvested as of December 31, 2018.  As discussed below under the heading “Payments Upon Termination or Change in Control—

Series B Units in IDR LLC,” the Series B Units in IDR LLC are intended to constitute “profits interests” for federal tax purposes. Accordingly, if IDR LLC had been liquidated as of the date these Series B Units were granted, Messrs. Rady, Warren and Kennedy would not have been entitled to receive any distributions with respect to such Series B Units. Please see “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table—Series B Units in IDR LLC” for more information regarding the Series B Units in IDR LLC.

Grants of Plan-Based Awards for Fiscal Year 2018

		Estimated Future Payouts Under Non- Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Incentive Plan Awards (2)			Grant Date Fair Value of Stock and Option
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	Awards ($)(3)
Paul M. Rady		514,800	1,029,600	2,059,200
TSR PSUs (4)	4/15/18				111,487	222,973	445,946	5,540,879
ROCE PSUs (5)	4/15/18				47,780	95,560	191,120	1,980,003
Glen C. Warren, Jr.		322,500	645,000	1,290,000
TSR PSUs (4)	4/15/18				45,608	91,216	182,432	2,266,718
ROCE PSUs (5)	4/15/18				19,547	39,093	78,186	810,007
Alvyn A. Schopp		189,108	378,216	756,432
TSR PSUs (4)	4/15/18				22,804	45,608	91,216	1,133,359
ROCE PSUs (5)	4/15/18				9,773	19,546	39,092	404,993
Kevin J. Kilstrom		189,108	378,216	756,432
TSR PSUs (4)	4/15/18				22,804	45,608	91,216	1,133,359
ROCE PSUs (5)	4/15/18				9,773	19,546	39,092	404,993
Michael N. Kennedy		164,156	328,313	656,625
TSR PSUs (4)	4/15/18				22,804	45,608	91,216	1,133,359
ROCE PSUs (5)	4/15/18				9,773	19,546	39,092	404,993

(1)	These columns reflect the threshold, target and maximum amount that may be earned under our 2018 annual incentive plan.
(2)	These columns reflect the threshold, target and maximum number of shares of the Company that may be earned under performance share unit awards granted on April 15, 2018.
(3)

The amounts in this column represent the grant date fair value of performance share unit awards granted to the Named Executive Officers pursuant to the AR LTIP, as computed in accordance with FASB ASC Topic 718.  See Note 9 to our consolidated financial statements for additional detail regarding assumptions underlying the value of these equity awards.

(4)

These TSR PSUs granted on April 15, 2018 under the AR LTIP are earned (or not) based upon our three-year absolute TSR performance, as adjusted for relative TSR performance against a peer group of comparable E&P companies.  Pursuant to the TSR PSUs, our Named Executive Officers are eligible to receive threshold, target and maximum payouts of 50%, 100% and 150%, respectively, of the target amount of TSR PSUs awarded.  In order to achieve threshold, target and maximum payouts under the TSR PSUs, the Company’s absolute TSR performance must be at or over 50% of the target price, 100% of the target price or 150% of the target price, respectively.  Additionally, the payout under the TSR PSUs may be further adjusted depending on the Company’s relative TSR performance, where a relative TSR ranking of less than the 25th percentile results in a negative adjustment of -50% and a relative TSR ranking of more than the 75th percentile results in a positive adjustment of 50%, which may result in payout at 0% of target, even if the threshold for actual TSR is achieved.  If actual TSR is achieved at maximum (150% of target), the payout after the adjustment for relative TSR may be 200% of target, as reflected in the “Maximum” column.

(5)

These ROCE PSUs granted on April 15, 2018 under the AR LTIP are earned (or not) based upon the Company’s return on capital employed over the three-year performance period beginning January 1, 2018 and ending December 31, 2020.  Pursuant to the ROCE PSUs, our Named Executive Officers are eligible to receive threshold, target and maximum payouts of 50%, 100% and 200%, respectively, of the target amount of ROCE PSUs.  In order to achieve threshold, target and maximum payouts under the ROCE PSUs, the ROCE must be at or above 85% of the target ROCE, 100% of the target ROCE, or 115% of the target ROCE, respectively.

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table

The following is a discussion of material factors necessary to an understanding of the information disclosed in the Summary Compensation Table and the Grants of Plan-Based Awards for Fiscal Year 2018 table.

Performance Share Units

The Compensation Committee granted performance share unit awards under the AR LTIP to each of our Named Executive Officers in April 2018.  The performance share unit awards will be earned based partially upon our three-year absolute TSR, as adjusted by the relative TSR of the Peer Group, and partially upon our three-year ROCE.  In each case, the applicable Named Executive Officer must remain continuously employed by us from the grant date through the applicable vesting date. All of the performance share unit awards will also vest in full upon a termination of a Named Executive Officer’s employment due to his death or disability.  The potential acceleration and forfeiture events related to these performance share units are described in greater detail under the heading “Potential Payments Upon Termination or Change in Control” below.

Outstanding Equity Awards at 2018 Fiscal Year-End

The following table provides information concerning equity awards that have not vested for our Named Executive Officers as of December 31, 2018.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options Unexercisable (#)(1)	Number of Securities Underlying Unexercised Options Exercisable (#)	Option Exercise Price ($)	Option Expiration Date	Number of Units That Have Not Vested (#)	Market Value of Units That Have Not Vested ($)(2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(3)
Paul M. Rady
Restricted Stock Units (4)					136,785	1,284,411
Performance Share Units (5)							447,739	4,204,269
Phantom Units (6)					87,346	1,868,320
Stock Options (7)	25,000	75,000	50.00	4/15/25
Series B Units in IDR LLC (8)	16,000	32,000	N/A	N/A
Glen C. Warren, Jr.
Restricted Stock Units (4)					91,191	856,279
Performance Share Units (5)							220,549	2,070,955
Phantom Units (6)					58,230	1,245,545
Stock Options (7)	16,667	50,000	50.00	4/15/25
Series B Units in IDR LLC (8)	10,667	21,333	N/A	N/A
Alvyn A. Schopp
Restricted Stock Units (4)					100,714	945,706
Performance Share Units (5)					22,222	208,665	231,216	2,171,118
Phantom Units (6)					21,075	450,784
Stock Options (7)	6,250	18,750	50.00	4/15/25
Kevin J. Kilstrom
Restricted Stock Units (4)					63,214	593,581
Performance Share Units (5)					9,722	91,290	156,216	1,466,868
Phantom Units (6)					21,075	450,784
Stock Options (7)	6,250	18,750	50.00	4/15/25
Michael N. Kennedy
Restricted Stock Units (4)					34,048	319,706
Performance Share Units (5)							97,882	919,112
Phantom Units (6)					21,075	450,784
Stock Options (7)	6,250	18,750	50.00	4/15/25
Stock Options	—	60,000	54.15	10/16/23
Series B Units in IDR LLC (8)	1,333	2,667	N/A	N/A

(1)	Awards reflected as “Unexercisable” are Series B Units in IDR LLC and stock option awards granted under the AR LTIP that have not yet vested.

(2)

The amounts reflected in this column represent the market value of (i) common stock underlying the unvested restricted stock unit awards and earned but unvested performance share unit awards granted under the AR LTIP held by the Named Executive Officers (where the applicable performance hurdle has been achieved but a period of continued service remains), computed based on the closing price of our common stock on December 31, 2018, which was $9.39 per share and (ii) common units of the Partnership underlying the phantom unit awards granted under the Midstream LTIP to the Named Executive Officers, computed based on the closing price of the Partnership’s common units on December 31, 2018, which was $21.39 per unit.

(3)

The amounts reflected in this column represent the market value common stock underlying the performance share units granted under the AR LTIP reported in the preceding column, computed based on the closing price of our common stock on December 31, 2018, which was $9.39 per share.

(4)

Except as otherwise provided in the applicable award agreement, (i) the restricted stock unit awards granted under the AR LTIP in 2016 will vest on April 15 of each of 2019 and 2020 and (ii) the restricted stock unit awards granted under the AR LTIP in 2015 will vest on April 15, 2019, in each case, so long as the applicable Named Executive Officer remains continuously employed by us from the grant date through the applicable vesting date.

(5)

This row includes performance share units granted under the AR LTIP, outstanding as set forth below. The amounts included in the parentheticals reflect (i) the threshold number of performance share units for the performance share units that vest based on our relative TSR, the TSR PSU, as performance as of December 31, 2018 was below the threshold for payout of these awards; (ii) the maximum number of the ROCE PSUs, as performance as of December 31, 2018 was at maximum, and (iii) the number of unearned performance share units granted in 2016 as special retention awards for which the applicable stock price hurdle has not been achieved.  The actual number of shares earned pursuant to performance share units may vary substantially from the amounts set forth below based on actual performance through the end of the applicable performance period.

•

In 2016 as a special retention award to Mr. Schopp (133,334) and Mr. Kilstrom (58,334), which vest based upon achievement of certain stock price hurdles.  An additional number of performance share units granted to Mr. Schopp (22,222) and Mr. Kilstrom (9,722) have previously become earned upon achievement of the applicable stock price hurdle and will vest in February 2019, so long as the applicable Named Executive Officer remains continuously employed by us from the grant date through such date.

•

In 2016 to Mr. Rady (55,887), Mr. Warren (37,258), Mr. Schopp (13,972), Mr. Kilstrom (13,972) and Mr. Kennedy (13,972), that will vest following the Committee’s determination of our relative three-year TSR achievement for the performance period ending April 15, 2019, so long as the applicable Named Executive Officer remains continuously employed by us from the grant date through such date.

•

In 2017 to Mr. Rady (89,245), Mr. Warren (59,497), Mr. Schopp (22,014), Mr. Kilstrom (22,014) and Mr. Kennedy (22,014), that will vest following the Committee’s determination of our relative three-year TSR achievement for the performance period ending April 15, 2020, so long as the applicable Named Executive Officer remains continuously employed by us from the grant date through such date.

•

In 2018 to Mr. Rady (111,487), Mr. Warren (45,608), Mr. Schopp (22,804), Mr. Kilstrom (22,804) and Mr. Kennedy (22,804), that will vest following the Committee’s determination of our absolute three-year TSR achievement for the performance period ending April 15, 2021, subject to adjustment based on our relative three-year TSR achievement for such performance period and so long as the applicable Named Executive Officer remains continuously employed by us from the grant date through such date.

•

In 2018 to Mr. Rady (191,120), Mr. Warren (78,186), Mr. Schopp (39,092), Mr. Kilstrom (39,092) and Mr. Kennedy (39,092), that will vest following the Committee’s determination in April 2019 of our three-year ROCE achievement for the performance period ending December 31, 2020, so long as the applicable Named Executive Officer remains continuously employed by us from the grant date through the Committee’s determination.

(6)

Except as otherwise provided in the applicable award agreement, the phantom units granted in 2016 under the Midstream LTIP will vest on April 15 of each of 2019 and 2020, so long as the applicable Named Executive Officer remains continuously employed by us from the grant date through the applicable vesting date.

(7)

The unvested stock option awards reflected in this row were granted under the AR LTIP and will become vested and exercisable on April 15, 2019, so long as the applicable Named Executive Officer remains continuously employed by us or one of our affiliates through such date.

(8)

The Series B Units in IDR LLC reflected in this row are intended to constitute profits interests for federal tax purposes, rather than traditional option awards, and therefore, there is no exercise price or expiration date associated with them.  The unvested Series B Units in IDR LLC reflected in this row will become vested and exercisable on December 31, 2019, so long as the applicable Named Executive Officer remains continuously employed by us or one of our affiliates through each such date.

Option Exercises and Stock Vested in Fiscal Year 2018

The following table provides information concerning equity awards that vested or were exercised by our Named Executive Officers during the 2018 fiscal year.

	Option Awards(1)		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)(2)	Value Realized on Vesting ($)(3)
Paul M. Rady
Restricted Stock Units	—	—	79,093	1,638,807
Phantom Units	—	—	83,000	2,231,400
Glen C. Warren, Jr.
Restricted Stock Units	—	—	52,729	1,092,545
Phantom Units	—	—	55,333	1,487,592
Alvyn A. Schopp
Restricted Stock Units	—	—	139,345	2,531,602
Phantom Units	—	—	20,398	549,022
Kevin J. Kilstrom
Restricted Stock Units	—	—	89,345	1,680,602
Phantom Units	—	—	20,398	549,022
Michael N. Kennedy
Restricted Stock Units	—	—	70,984	1,152,468
Phantom Units	—	—	18,898	506,722

(1)	There were no stock option exercises during the 2018 fiscal year.
(2)

The equity awards that vested during the 2018 fiscal year disclosed in this column consist of (i) restricted stock units granted under the AR LTIP, (ii) the vested portion of the performance share unit awards granted under the AR LTIP as special retention awards in February 2016 to Messrs. Schopp and Kilstrom, and (iii) phantom units granted under the Midstream LTIP.

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

Restricted Stock Units, Performance Share Units, Phantom Units and Stock Options

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

The Transactions will not result in a “change in control” under the outstanding awards described above.

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

•

A sale or other disposition of all or substantially all of the assets of AMGP followed by a liquidation of AMGP or a distribution to the partners of AMGP of all or substantially all of the net proceeds of such disposition after payment of liabilities and other obligations of AMGP;

•	The sale by all the members of IDR LLC of all or substantially all of the outstanding IDR LLC membership interests in a single transaction or series of related transactions; or
•	The sale of all of the outstanding AMGP common shares in a single transaction or series of related transactions.

The Transactions will not result in a “change in control” under the IDR LLC agreement.

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

Potential Payments Upon Termination or Change in Control Table for Fiscal 2018

If the employment of any of our Named Executive Officers would have terminated due to any Named Executive Officer’s death or disability, the unvested portion of his restricted stock units, phantom units and stock options, as applicable, would have become vested.  The restricted stock units (and, if exercised, the stock options) granted under the AR LTIP represent a direct interest in shares of our common stock, which had a closing price on December 31, 2018, of $9.39 per share.  The phantom units granted under the Midstream LTIP represent a direct interest in the Partnership’s common units, which had a closing price on December 31, 2018, of $21.39 per unit.

The amounts that each of our Named Executive Officers would receive in connection with the accelerated vesting of their equity awards (other than stock options) upon a termination due to their death or disability (assuming such termination occurred on December 31, 2018) are reflected in the last column of the Outstanding Equity Awards at 2018 Fiscal Year-End table above. Because the exercise price of stock options held by our Named Executive Officers exceeded the fair market value of the Company’s common stock on December 31, 2018, no value would have been received by our Named Executive Officers with respect to their stock options in connection with the accelerated vesting of these awards.

Quantification of Benefits

The following table summarizes the compensation and other benefits that would have become payable to each Named Executive Officer assuming a change in control of the Company and the Partnership occurred on December 31, 2018.

	Potential Payments upon a Change in Control of the Company as of December 31, 2018
Name	Restricted Stock Units ($)	Performance Share Unit Awards ($)(1)	Phantom Units ($)	Stock Options ($)(2)	Series B Units in IDR LLC ($)(3)	Total ($)
Paul M. Rady	1,284,411	1,794,617	1,868,320	—	—	4,947,348
Glen C. Warren, Jr.	856,279	734,167	1,245,545	—	—	2,835,991
Alvyn A. Schopp	945,706	575,738	450,784	—	N/A	1,972,228
Kevin J. Kilstrom	593,581	458,363	450,784	—	N/A	1,502,728
Michael N. Kennedy	319,706	367,074	450,784	—	—	1,137,564

(1)

Acceleration of the performance share unit awards granted under the AR LTIP in 2016 (other than the special performance share unit award in February 2016 to Messrs. Schopp and Kilstrom) and 2017, the TSR PSUs and ROCE PSUs is based upon actual performance as of the date of the change in control. As of December 31, 2018, (i) all such awards (other than the ROCE PSUs) were trending below threshold, so no value would have been received by our Named Executive Officers with respect to such awards in connection with the accelerated vesting of such awards (other than the ROCE PSUs) and (ii) the ROCE PSUs were trending at maximum, so the value reflected in this column represents settlement at each such award’s maximum value. With respect to the special performance share unit award granted in February 2016 to Messrs. Schopp and Kilstrom, the amount reflected here represents the lapse of the employment condition for the portion of such awards for which the applicable stock price hurdle has previously been achieved.

(2)

Because the exercise price of stock options held by our Named Executive Officers exceeded the fair market value of the Company’s common stock on December 31, 2018, no value would have been received by our Named Executive Officers with respect to their stock options in connection with the accelerated vesting of these awards.

(3)

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

Annual Retainers

Each non-employee director received the following compensation for the 2018 fiscal year:

•	an annual retainer of $70,000;
•	an additional retainer of $7,500 for each member of the audit committee, plus an additional $12,500 for the chairperson; and
•	an additional retainer of $10,000 for each member of the conflicts committee, plus an additional $5,000 for the chairperson.

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

Equity-Based Compensation

In addition to cash compensation, our non-employee directors receive quarterly grants of fully vested common units with an aggregate value equal to $100,000 per year, subject to the terms and conditions of the Midstream LTIP and the award agreements pursuant to which such awards are granted.

Under the Partnership’s unit ownership guidelines adopted in 2014, each of our non-employee directors other than Messrs. Kagan and Keenan is required to own a minimum number of common units in the Partnership within five years of the adoption of the guidelines or within five years of being appointed to the Board, whichever is later.  Specifically, each of such non-employee directors is required to own common units in the Partnership having an aggregate fair market value equal to at least five times the amount of the annual cash retainer we pay to our non-employee directors.  These unit ownership guidelines are designed to align our directors’ interests more closely with those of the Partnership’s unitholders.

Total Non-Employee Director Compensation

The following table provides information concerning the compensation of our non-employee directors for the fiscal year ended December 31, 2018.

Name	Fees Earned or Paid in Cash ($)(1)	Unit Awards ($)(2)	Total ($)
Peter R. Kagan	70,000	100,000	170,000
W. Howard Keenan, Jr.	70,000	100,000	170,000
Richard W. Connor (3)	90,000	100,000	190,000
David A. Peters (4)	117,500	100,000	217,500
John C. Mollenkopf (4)	107,500	100,000	207,500

(1)	Includes annual cash retainer, committee fees and committee chair fees for each non-employee director during fiscal 2018, as more fully explained above.
(2)

Amounts in this column reflect the aggregate grant date fair value of fully vested common units granted under the Midstream LTIP in fiscal year 2018, computed in accordance with FASB ASC Topic 718.  See Note 9 to our consolidated financial statements on Form 10-K for the year ended December 31, 2018, for additional detail regarding assumptions underlying the value of these equity awards. The grant date fair value for common unit awards is based on the closing price of our common units on the grant date.

(3)	Mr. Connor resigned as a director on January 24, 2019.
(4)

During 2018, Messrs. Peters and Mollenkopf received additional fees of $25,000 and $20,000, respectively, in connection with their service on the special committee created for purposes of evaluating and approving the Transactions.

Equity Compensation Plan Information

The following table sets forth information about securities that may be issued under the existing equity compensation plans of the Company, the Partnership, and AMGP as of December 31, 2018.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted – average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders
Antero Resources Corporation Long-Term Incentive Plan (1)	4,059,401	$50.55(4)	8,351,638
Antero Midstream Partners LP Long-Term Incentive Plan (2)	583,000	N/A(5)	7,932,261
Antero Midstream Partners GP LP Long-Term Incentive Plan (3)	N/A	N/A(6)	881,626
Equity compensation plans not approved by security holders	—	—	—
Total	4,642,401		17,165,525

(1)	The Antero Resources Corporation Long-Term Incentive Plan (the “AR LTIP”) was approved by our sole shareholder prior to our IPO and by our shareholders at the 2014 annual meeting of shareholders.
(2)	The Antero Midstream Partners LP Long-Term Incentive Plan (the “Midstream LTIP”) was approved by the Company and the general partner of the Partnership prior to its IPO.
(3)	The Antero Midstream Partners GP LP Long-Term Incentive Plan (the “AMGP LTIP”) was approved by the general partner of the general partner of the Partnership prior to its IPO.
(4)	The calculation of the weighted-average exercise price of outstanding options, warrants and rights excludes restricted stock unit awards granted under the AR LTIP.

(5)	Only phantom unit awards and restricted unit awards have been granted under the Midstream LTIP; there is no weighted average exercise price associated with these awards.
(6)

Only common shares representing limited partner interests have been granted under the AMGP LTIP; there is no weighted average exercise price associated with these awards.  Awards under the AMGP LTIP have only been issued to non-employee directors of AMGP GP LLC, AMGP’s general partner.  No awards have been made to our Named Executive Officers under the AMGP LTIP.

CEO Pay Ratio

Pursuant to Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 402(u) of Regulation S-K, this section provides information regarding the relationship of the annual total compensation of all of our employees to the annual total compensation of our CEO, Mr. Rady.  For 2018, the median of the annual total compensation of all Company employees (other than our CEO), calculated in accordance with paragraph (c)(2)(x) of Item 402 of Regulation S-K, was $92,772, and the annual total compensation of our CEO, as reported in the Summary Compensation Table, was $9,143,022.

Based on this information, for 2018, the ratio of the annual total compensation of Mr. Rady to the median of the annual total compensation of all of our employees was 99 to 1.

Methodology and Assumptions

When identifying our median employee in 2018, we selected December 31, 2018, as the date on which to determine our employee population for purposes of identifying the median of the annual total compensation of all of our employees (other than the CEO), because it was efficient to collect payroll data and other necessary information as of that date.  As of December 31, 2018, our employee population consisted of 622 individuals, including all individuals employed by the Company or any of its consolidated subsidiaries, whether as full-time, part-time, seasonal or temporary workers.  This population does not include independent contractors engaged by the Company.  All of our employees are located in the United States.

In identifying our median employee in 2018, we utilized the annual total compensation as reported in Box 1 of each employee’s Form W-2 for 2018 provided to the Internal Revenue Service.  We believe this methodology provides a reasonable basis for determining each employee’s total annual compensation and is an economical method of evaluating our employee population’s total annual compensation and identifying our median employee.  For the 103 employees hired during 2018, we utilized the annual total compensation reported on each such employee’s Form W-2 for 2018 without annualization adjustments.  No cost-of-living adjustments were made in identifying our median employee, as all of our employees (including our CEO) are located in the United States.  This calculation methodology was consistently applied to our entire employee population, determined as of December 31, 2018, in order to identify our median employee in 2018.

After we identified our median employee, we calculated each element of our median employee’s annual compensation for 2018 in accordance with paragraph (c)(2)(x) of Item 402 of Regulation S-K, which resulted in annual total compensation of $92,772.  The difference between our median employee’s total compensation reported on Form W-2 and our median employee’s annual total compensation calculated in accordance with paragraph (c)(2)(x) of Item 402 of Regulation S-K was $3,181.  This amount reflects the Company’s 401(k) match and non-cash imputed earnings offset by benefits deductible from gross income.  Similarly, the 2018 annual total compensation of our CEO was calculated in accordance with paragraph (c)(2)(x) of Item 402 of Regulation S-K, as reported in the “Total” column of the Summary Compensation Table.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters

The following table sets forth the beneficial ownership of common units of Antero Midstream that were issued and outstanding as of February 13, 2019 held by:

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

		Percentage of
	Common Units	Common Units
	Beneficially	Beneficially
Name of Beneficial Owner	Owned	Owned
Antero Resources Corporation(¹)	98,870,335	52.8%
Antero Midstream Partners GP LLC(²)	—	—%
Goldman Sachs Asset Management(3)	9,267,930	4.9%
Tortoise Capital Advisors, L.L.C.(4)	8,460,503	4.5%
Peter R. Kagan(5)	15,666	*	%
W. Howard Keenan, Jr. (6)	15,666	*	%
Paul J. Korus	—	—%
John C. Mollenkopf	6,065	*	%
David A. Peters	21,666	*	%
Paul M. Rady	194,152	*	%
Glen C. Warren, Jr.	134,996	*	%
Kevin J. Kilstrom	32,856	*	%
Alvyn A. Schopp	38,856	*	%
Michael N. Kennedy	20,256	*	%
All directors and executive officers as a group (10 persons)	480,179	*	%

*     Less than 1%.

(1)

Under Antero Resources’ amended and restated certificate of incorporation and bylaws, the voting and disposition of any of our common units held by Antero Resources will be controlled by the board of directors of Antero Resources.  The board of directors of Antero Resources, which acts by majority approval, comprises Peter R. Kagan, W. Howard Keenan, Jr., Robert J. Clark, Benjamin A. Hardesty, James R. Levy, Joyce E. McConnell, Paul J. Korus, Paul M. Rady and Glen C. Warren, Jr.  Each of the members of Antero Resources’ board of directors disclaims beneficial ownership of any of our units held by Antero Resources.

(2)

Under our general partner’s amended and restated limited liability company agreement, the voting and disposition of any of our common units or the Series A Units of IDR LLC will be controlled by its sole member, AMGP.  The board of directors of AMGP GP, which acts by majority approval, comprises Peter R. Kagan, W. Howard Keenan, Jr., Brooks J. Klimley, James R. Levy, Rose M. Robeson, Peter A. Dea, Paul M. Rady and Glen C. Warren, Jr.  Each of the members of AMGP GP’s board of directors disclaims beneficial ownership of any of our securities held by our general partner.

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

(5)	Has a mailing address of c/o Warburg Pincus LLC, 450 Lexington Avenue, New York, New York 10017.
(6)	Has a mailing address of 410 Park Avenue, 19th Floor, New York, New York 10022.

The following table sets forth the number of common shares representing limited partner interests in AMGP owned by each of the Named Executive Officers and directors of our general partner and all directors and executive officers of our general partner as a group as of February 13, 2019:

		Percentage of
	Common Shares	Common Shares
	Beneficially	Beneficially
Name of Beneficial Owner	Owned	Owned
Peter R. Kagan(1)(2)	55,125,401	29.6%
W. Howard Keenan, Jr.(3)(4)	9,619	*
Paul J. Korus	—	—
John C. Mollenkopf	—	—
David A. Peters	—	—
Paul M. Rady(5)	19,996,619	10.7%
Glen C. Warren, Jr.(6)	14,931,079	8.0%
Kevin J. Kilstrom	917,548	*
Alvyn A. Schopp	1,394,146	*
Michael N. Kennedy	27,774	*
All directors and executive officers as a group (10 persons) (7)	37,292,597	20.0%

*     Less than 1%.

(1)	Has a mailing address of c/o Warburg Pincus LLC, 450 Lexington Avenue, New York, New York 10017.
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

(5)

Includes 19,180,821 common shares held by Mockingbird Investments LLC (“Mockingbird”).  Mr. Rady owns a 13.1874% limited liability company interest in Mockingbird, and two trusts under his control own the remaining 86.8126%.  Mr. Rady disclaims beneficial ownership of all common shares held by Mockingbird except to the extent of his pecuniary interest therein.

(6)

Includes 3,891,100 common shares held by Canton Investment Holdings LLC (“Canton”).  Mr. Warren is the managing member and 50% owner of Canton.  Mr. Warren disclaims beneficial ownership of all common shares held by Canton except to the extent of his pecuniary interest therein.

(7)	Excludes 55,109,589 common shares held by the Warburg Pincus Entities (as defined in footnote 2), over which Mr. Kagan may be deemed to have indirect beneficial ownership.

The following table sets forth the number of shares of common stock of Antero Resources owned by each of the Named Executive Officers and directors of our general partner and all directors and executive officers of our general partner as a group as of February 13, 2019:

		Percentage of
	Shares	Shares
	Beneficially	Beneficially
Name of Beneficial Owner	Owned	Owned
Peter R. Kagan(1)(2)(3)(4)	33,976,002	11.0%
W. Howard Keenan, Jr.(1)(5)(6)	199,707	*
Paul J. Korus	1,275	*
John C. Mollenkopf	—	—
David A. Peters	—	—
Paul M. Rady(7)(8)	14,925,387	4.8%
Glen C. Warren, Jr.(9)(10)(11)	10,873,341	3.5%
Kevin J. Kilstrom(12)	135,539	*
Alvyn A. Schopp(13)	1,126,159	*
Michael N. Kennedy(14)	239,848	*
All directors and executive officers as a group (10 persons)(15)	27,868,197	9.0%

*Less than 1%.

(1)

Includes options to purchase 1,477 shares of common stock that expire ten years from the date of grant, or October 10, 2023, and options to purchase 1,526 shares of common stock that expire ten years from the date of grant, or October 16, 2024.

(2)	Has a mailing address of c/o Warburg Pincus LLC, 450 Lexington Avenue, New York, New York 10017.
(3)

Includes 33,609,061 shares of common stock held by the Warburg Pincus Entities (as defined below).  Mr. Kagan is a Partner of Warburg Pincus & Co., a New York general partnership (“WP”), and a Member and Managing Director of Warburg Pincus LLC, a New York limited liability company (“WP LLC”).  The Warburg Pincus funds are Warburg Pincus Private Equity VIII, L.P., a Delaware limited partnership (“WP VIII,” and together with its two affiliated partnerships, Warburg Pincus Netherlands Private Equity VIII C.V. I, a company formed under the laws of the Netherlands (“WP VIII CV I”), and WP-WPVIII Investors, L.P., a Delaware limited partnership (“WP-WPVIII Investors”), collectively, the “WP VIII Funds”), Warburg Pincus Private Equity X, L.P., a Delaware limited partnership (“WP X”), Warburg Pincus X Partners, L.P., a Delaware limited partnership (“WP X Partners,” and together with WP X, the “WP X Funds”), and Warburg Pincus Private Equity X O&G, L.P., a Delaware limited partnership (“WP X O&G”).  WP-WPVIII Investors GP L.P., a Delaware limited partnership (“WP-WPVIII GP”), is the general partner of WP-WPVIII Investors.  Warburg Pincus X, L.P., a Delaware limited partnership (“WP X GP”), is the general partner of each of the WP X Funds and WP X O&G. Warburg Pincus X GP L.P., a Delaware limited partnership (“WP X GP LP”), is the general partner of WP X GP.  WPP GP LLC, a Delaware limited liability company (“WPP GP”), is the general partner of WP-WPVIII GP and WP X GP LP.  Warburg Pincus Partners, L.P., a Delaware limited partnership (“WP Partners”), is (i) the managing member of WPP GP, and (ii) the general partner of WP VIII and WP VIII CV I. Warburg Pincus Partners GP LLC, a Delaware limited liability company (“WP Partners GP”), is the general partner of WP Partners.  WP is the managing member of WP Partners GP.  WP LLC is the manager of each of the WP VIII Funds, the WP X Funds and WP X O&G.  Each of the WP VIII Funds, the WP X Funds, WP X O&G, WP-WPVIII GP, WP X GP, WP X GP LP, WPP GP, WP Partners, WP Partners GP, WP and WP LLC are collectively referred to herein as the “Warburg Pincus Entities.”  Mr. Kagan disclaims beneficial ownership of all shares of common stock attributable to the Warburg Pincus Entities except to the extent of his pecuniary interest therein.

(4)

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

(7)

Includes 2,821,394 shares of common stock held by Salisbury Investment Holdings LLC (“Salisbury”) and 2,461,712 shares of common stock held by Mockingbird Investments LLC (“Mockingbird”).  Mr. Rady owns a 95% limited liability company interest in Salisbury and his spouse owns the remaining 5%.  Mr. Rady owns a 13.1874% limited liability company interest in

Mockingbird, and two trusts under his control own the remaining 86.8126%.  Mr. Rady disclaims beneficial ownership of all shares held by Salisbury and Mockingbird except to the extent of his pecuniary interest therein.

(8)	Includes 136,786 shares of common stock that remain subject to vesting and options to purchase 75,000 shares of common stock that expire ten years from the date of grant, or April 15, 2025.
(9)

Mr. Warren indirectly owns 7 shares of common stock purchased by a family member, and these shares are included because of his relation to the purchaser.  Mr. Warren disclaims beneficial ownership of all shares reported except to the extent of his pecuniary interest therein.

(10)

Includes 3,847,839 shares of common stock held by Canton Investment Holdings LLC (“Canton”) and 735,000 shares of common stock held by The Titus Foundation (“Titus”).  Mr. Warren is the managing member and 50% owner of Canton and the President of Titus.  Mr. Warren disclaims beneficial ownership of all shares held by Canton and Titus except to the extent of his pecuniary interest therein.

(11)	Includes 91,191 shares of common stock that remain subject to vesting and options to purchase 50,000 shares of common stock that expire ten years from the date of grant, or April 15, 2025.
(12)	Includes 34,049 shares of common stock that remain subject to vesting and options to purchase 18,750 shares of common stock that expire ten years from the date of grant, or April 15, 2025.
(13)	Includes 34,049 shares of common stock that remain subject to vesting and options to purchase 18,750 shares of common stock that expire ten years from the date of grant, or April 15, 2025.
(14)

Includes 34,048 shares of common stock that remain subject to vesting, options to purchase 60,000 shares of common stock that expire ten years from the date of grant, or October 10, 2023, and options to purchase 18,750 shares of common stock that expire ten years from the date of grant, or April 15, 2025.

(15)	Excludes 33,609,061 shares of common stock held by the Warburg Pincus Entities (as defined in footnote 4), over which Mr. Kagan may be deemed to have indirect beneficial ownership.

Securities Authorized for Issuance Under Equity Compensation Plan

Please read the information under “Item 11. Executive Compensation – Compensation Discussion and Analysis – Equity Compensation Plan Information.”

Item 13.  Certain Relationships and Related Transactions and Director Independence

As of February 13, 2019, Antero Resources owned 98,870,335 common units representing an approximate 52.8% limited partner interest in us.  AMGP owns and controls (and appoints all the directors of) our general partner, AMP GP, which owns a non‑economic general partner interest in us.  AMGP also controls IDR LLC, the holder of our incentive distribution rights.

Distributions and Payments to Our General Partner and Its Affiliates

The following table summarizes the distributions and payments to be made by us to our general partner and its affiliates in connection with ongoing operations and any liquidation of us.

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

Agreements Related to the Transactions

Simplification Agreement

On October 9, 2018, we, AMGP and certain of our affiliates entered into the Simplification Agreement pursuant to which, among other things, (1) AMGP will be converted from a limited partnership to a corporation under the laws of the State of Delaware, to be named Antero Midstream Corporation; (2) an indirect, wholly owned subsidiary of New AM will be merged with and into the Partnership, with the Partnership surviving the merger as an indirect, wholly owned subsidiary of New AM; and (3) all the issued and outstanding Series B Units representing limited liability company interests of IDR Holdings will be exchanged for an aggregate of approximately 17.35 million shares of New AM’s common stock. As a result of the Transactions, the Partnership will be a wholly owned subsidiary of New AM and former shareholders of AMGP, unitholders of the Partnership and holders of Series B Units will each own New AM’s common stock.

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

The aggregate cash consideration to be paid to Antero Resources and the AM Public Unitholders will be fixed at an amount equal to the aggregate amount of cash that would have been paid and issued if all AM Public Unitholders received $3.415 in cash per common unit (the “Available Cash”) and Antero Resources received $3.00 in cash per common unit, which is approximately $598 million.  If the Available Cash exceeds the cash consideration elected to be received by the AM Public Unitholders, Antero Resources may elect to increase the total amount of cash consideration to be received as a part of the AR Mixed Consideration up to an amount equal to the excess and the amount of shares it will receive will be reduced accordingly based on the AMGP VWAP.  In addition, the consideration to be received by each AM Public Unitholder may be prorated in the event that more cash or equity is elected to be received than what would otherwise have been paid if all AM Public Unitholders had received the Public Mixed Consideration and Antero Resources received the AR Mixed Consideration.

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

Special meetings of AMGP shareholders and Antero Midstream unitholders will be held on March 8, 2019 to vote on the Simplification Agreement, the Merger and the other Transactions contemplated thereby, as applicable, and all AMGP shareholders and Antero Midstream unitholders of record as of the close of business on January 11, 2019, which is the record date for the special meetings, will be entitled to vote the AMGP common shares and Antero Midstream common units, respectively, owned by them on the record date.  AMGP and the Partnership expect to fund the cash portion of the merger consideration with borrowings under the Partnership’s revolving credit facility.  The revolving credit facility was amended on October 31, 2018 to, among other things, increase lender commitments from $1.5 billion to $2.0 billion.

Voting Agreements

AMGP Voting Agreement

On October 9, 2018, concurrently with the execution of the Simplification Agreement, we and the shareholders of AMGP named in Schedule I thereto (the “AMGP Voting Agreement Shareholders”) entered into a Voting Agreement (the “AMGP Voting Agreement”), pursuant to which the AMGP Voting Agreement Shareholders agreed to vote (or cause to be voted) all of the AMGP common shares beneficially owned by them in favor of the AMGP shareholder proposals relating to the Transactions, and any other matters necessary for consummation of the Merger and the other transactions contemplated in the Simplification Agreement, including the Series B Exchange. In addition, the AMGP Voting Agreement Shareholders agreed to vote against the approval or adoption of any action, agreement, transaction or proposal that is intended to or would reasonably be expected to (1) result in a breach of any obligation of AMGP contained in the Simplification Agreement or of such shareholder contained in the AMGP Voting Agreement or (2) impede, interfere with, delay, postpone, discourage, frustrate the purposes of or adversely affect any of the Transactions or any action contemplated by the Simplification Agreement. If, without the prior consent of an AMGP Voting Agreement Shareholder, any provision of the Simplification Agreement described below is amended or waived, the obligations of the AMGP Voting Agreement Shareholders under the AMGP Voting Agreement will terminate with respect to such shareholder. In such event, such AMGP Voting Agreement Shareholder will be deemed to vote against all proposals at the AMGP Special Meeting (as defined in the AMGP Voting Agreement”). This termination provision applies only to amendments or waivers of the Simplification Agreement that (i) extend the Termination Date (as defined in the Simplification Agreement), (ii) adversely impact the merger consideration to be received by the AMGP Voting Agreement Shareholders or the number or value of the shares of New AM Common Stock held by the AMGP Voting Agreement Shareholders upon consummation of the Transactions, or (iii) otherwise have a material adverse effect on the interests of the AMGP Voting Agreement Shareholders in the Transactions. As of October 8, 2018, the AMGP Voting Agreement Shareholders collectively owned 105,571,698 AMGP Common Shares, representing approximately 57% of the AMGP common shares outstanding (as defined in the Simplification Agreement).

The AMGP Voting Agreement includes certain covenants, and generally prohibits the AMGP Voting Agreement Shareholders from transferring their AMGP common shares. The AMGP Voting Agreement terminates upon the earliest to occur of (i) the closing of the Transactions, (ii) the termination of the Simplification Agreement in accordance with its terms, (iii) the written agreement of the parties to the AMGP Voting Agreement, and (iv) the Termination Date.

AR Voting Agreement

On October 9, 2018, concurrently with the execution of the Simplification Agreement, AMGP entered into a voting agreement with Antero Resources (the “AR Voting Agreement”), pursuant to which Antero Resources agreed to vote (or cause to be voted) all of the Partnership’s common units beneficially owned by it in favor of the Antero Midstream unitholder proposal relating to the Merger, and any other matters necessary for consummation of the Merger and the other transactions contemplated in the Simplification Agreement, including the Series B Exchange. In addition, Antero Resources agreed to vote against the approval or adoption of any action, agreement, transaction or proposal that is intended to or would reasonably be expected to (1) result in a breach of any obligation of the Partnership contained in the Simplification Agreement or of Antero Resources contained in the AR Voting Agreement or (2) impede, interfere with, delay, postpone, discourage, frustrate the purposes of or adversely affect any of the Transactions or any action contemplated by the Simplification Agreement. If, without the prior consent of the special committee of the Antero Resources board of directors (the “AR Special Committee”), any provision of the Simplification Agreement described below is amended or waived, then Antero Resources’ obligations under the AR Voting Agreement will terminate. In such event, the AR Special Committee may instruct the Partnership that Antero Resources and AR Sub (as defined below) are deemed to vote against all proposals at the AM Special Meeting (as defined in the AR Voting Agreement), which instruction will override any different votes, proxies or voting instructions by or on behalf of Antero Resources or AR Sub received by the Partnership or its designees. This termination provision applies only to amendments or waivers that (i) extend the Termination Date (as defined in the Simplification Agreement), (ii) adversely impact the merger consideration to be received by Antero Resources or the number or value of the shares of New AM Common Stock held by Antero Resources upon consummation of the Transactions, or (iii) otherwise have a material adverse effect on the interests of Antero Resources in the Transactions. As of February 13, 2019, Antero Resources owned 98,870,335 of the Partnership’s common units, representing approximately 53% of the common units outstanding.

The AR Voting Agreement includes certain covenants, including a covenant by Antero Resources to enter into a registration rights agreement and a covenant to transfer certain of the Partnershpip’s common units to a wholly owned subsidiary of Antero Resources (“AR Sub”), prior to the effective time of the Merger, following which both Antero Resources and AR Sub will remain subject to the terms of the AR Voting Agreement. The AR Voting Agreement otherwise generally prohibits Antero Resources from transferring the Partnership’s common units. The AR Voting Agreement terminates upon the earliest to occur of (i) the closing of the Transactions, (ii) the termination of the Simplification Agreement in accordance with its terms, (iii) the Termination Date (as defined in the Simplification Agreement), and (iv) the written agreement of the parties to the AR Voting Agreement.

Stockholders’ Agreement

On October 9, 2018, concurrently with the execution of the Simplification Agreement, AMGP, AR Sub, certain affiliates of Warburg Pincus LLC and Yorktown Partners LLC (collectively, the “Sponsor Holders”) and Paul M. Rady, Glen C. Warren, Jr. and certain of their respective affiliates (collectively, the “Management Stockholders”) entered into a Stockholders' Agreement (the “Stockholders’ Agreement”), which will become effective as of the closing of the Transactions and which will govern certain rights and obligations of the parties following the consummation of the Transactions.

Under the Stockholders' Agreement, and subject to additional limitations in the event of a Fundamental Change (as defined in the Stockholders’ Agreement), AR Sub will be entitled to designate two directors, who shall initially be Mr. Rady and Mr. Warren, for nomination and election to the board of directors of New AM (the “New AM Board”) for so long as, together with its affiliates, AR Sub owns an amount of shares equal to at least 8% of the qualifying New AM Common Stock and one director so long as it owns an amount of shares equal to at least 5% of the qualifying New AM Common Stock. To the extent that either Mr. Rady and/or Mr. Warren are not designated for election to the New AM Board by AR Sub pursuant to the Stockholders' Agreement, the Management Stockholders will be entitled to collectively designate two directors (or one director for so long as either Mr. Rady or Mr. Warren is designated by AR Sub) for election for so long as the Management Stockholders and their affiliates (other than Antero Resources and its subsidiaries) collectively own an amount of shares equal to at least 8% of the qualfiying New AM Common Stock and one director for election for so long as they collectively own an amount of shares equal to at least 5% of the qualifying New AM Common Stock. The Sponsor Holders will be entitled to collectively designate two directors for election to the New AM Board for so long as the Sponsor Holders and their affiliates (other than Antero Resources and its subsidiaries) collectively own an amount of shares equal to at least 8% of the qualifying New AM Common Stock and one director for election for so long as they collectively own an amount of shares equal to at least 5% of the qualifying New AM Common Stock. Notwithstanding the foregoing, upon the occurrence of a Fundamental Change, AR Sub, the Management Stockholders and the Sponsor Holders will each be entitled to designate one director so long as they own an amount of shares equal to at least 5% of the qualifying New AM Common Stock, except to the extent that AR Sub designates either Mr. Rady or Mr. Warren, in which case the Management Stockholders will not be entitled to designate a director.

Each of the parties to the Stockholders' Agreement has agreed to vote all of their shares of New AM Common Stock in favor of the directors designated by the other parties in accordance with the Stockholders’ Agreement and, at such party's election (i) in favor of any other nominees nominated by the Nominating and Governance Committee of the New AM Board or (ii) in proportion to the votes cast by the public stockholders of New AM in favor of such nominees. In calculating the 8% and 5% ownership thresholds for purposes of the Stockholders' Agreement, qualifying New AM Common Stock is determined by dividing the New AM Common Stock ownership for each stockholder or group of stockholders as of the applicable measurement date by (i) the total number of outstanding shares of New AM Common Stock at the closing of the Transactions or (ii) the total number of outstanding shares on the applicable measurement date, whichever is less. Pursuant to the terms of the Stockholders’ Agreement no more than 45% of the shares of New AM Common Stock outstanding as of closing of the Merger will be subject to the obligations of the Stockholders' Agreement.

Under the Stockholders' Agreement, a majority of the New AM Board shall at all times consist of directors who are both (i) independent under the listing rules of the NYSE and the Exchange Act, and (ii) unaffiliated with the parties to the Stockholders’ Agreement. Such independent and unaffiliated directors will be nominated for election to the New AM Board by the Nominating and Governance Committee of the New AM Board, which will itself consist solely of independent and unaffiliated directors. In addition, under the Stockholders’ Agreement, the parties have agreed that for so long as AR Sub has the right to designate at least one director, (i) if Mr. Rady is an executive officer of Antero Resources, he shall serve as Chief Executive Officer at New AM and (ii) if Mr. Warren is an executive officer of Antero Resources, he shall serve as President at New AM, and both Mr. Rady and Mr. Warren shall be subject to removal from such officer positions at New AM only for cause. For so long as Mr. Rady is a member of the New AM Board and is an executive officer of Antero Resources and/or New AM, the parties have agreed that he shall serve as Chairman of the New AM Board, subject to his removal as Chief Executive Officer of New AM for cause. The Stockholders’ Agreement will terminate as to each stockholder upon the time at which such stockholder no longer has the right to designate an individual for nomination to the New AM Board pursuant to the Stockholders' Agreement.

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

Services Agreement

Pursuant to the services agreement, Antero Resources has agreed to provide customary operational and management services for us in exchange for reimbursement of its direct expenses and an allocation of its indirect expenses attributable to the provision of such services to us.  On September 23, 2015, Antero Resources, the Partnership and Midstream Management amended and restated the services agreement to remove provisions relating to operational services in support of our gathering and compression business which is now covered by a secondment agreement and to provide that Antero Resources will perform certain administrative services for us and our subsidiaries, and we will reimburse Antero Resources for expenditures incurred by Antero Resources in the performance of those administrative services.  The initial term of the amended and restated services agreement is twenty years from November 10, 2014, and from year to year thereafter.

Secondment Agreement

In connection with the Water Acquisition, on September 23, 2015, we entered into a secondment agreement with Antero Resources, Midstream Management, Midstream Operating, Antero Water and Antero Treatment, whereby Antero Resources has agreed to provide seconded employees to perform certain operational services with respect to our gathering and compression facilities and the Contributed Assets, and we have agreed to reimburse Antero Resources for expenditures incurred by Antero Resources in the performance of those operational services.  The initial term of the secondment agreement is twenty years from November 10, 2014, and from year to year thereafter.  For the year ended December 31, 2018, we reimbursed Antero Resources for approximately $35.5 million of its direct and allocated indirect expenses under the services and secondment agreement.

Gathering and Compression Agreement

Pursuant to our 20‑year gas gathering and compression agreement with Antero Resources which was entered into on November 10, 2014, Antero Resources has agreed to dedicate all of its current and future acreage in West Virginia, Ohio and Pennsylvania to us (other than the existing third‑party commitments), so long as such production is not otherwise subject to a pre‑existing dedication for third‑party services.  Antero Resources’ production subject to a pre‑existing dedication is also dedicated to us at the expiration of such pre‑existing dedication.  In addition, if Antero Resources acquires any gathering facilities, it is required to offer such gathering facilities to us at its cost.

Under the gathering and compression agreement, we receive a low pressure gathering fee per Mcf, a high pressure gathering fee per Mcf, and a compression fee per Mcf, in each case subject to CPI‑based adjustments.  On February 13, 2018, we amended and restated the gathering and compression agreement to, among other things, make certain clarifying changes with respect to CPI and the associated adjustments to the fees we will receive from Antero Resources under the agreement.  For the year ended December 31, 2018, we generated revenues of approximately $521 million under the gathering and compression agreement with Antero Resources.

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

Pursuant to the gathering and compression agreement, we have also agreed to build to and connect all of Antero Resources’ wells producing dedicated natural gas, subject to certain exceptions, upon 180 days notice by Antero Resources.  In the event of late connections, Antero Resources’ natural gas will temporarily not be subject to the dedication.  We are entitled to compensation under the gathering and compression agreement for capital costs incurred if a well does not commence production within 30 days following the target completion date for the well set forth in the notice from Antero Resources, provided that our gathering system is connected to such well and available to commence providing gathering and compression services with respect to all dedicated production from such well prior to the date such well has reached its projected depth and is ready for completion.

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

Water Services Agreement

In connection with the Water Acquisition, on September 23, 2015, we entered in a 20-year Water Services Agreement with Antero Resources whereby we have agreed to provide certain water handling and treatment services to Antero Resources within an area of dedication in defined service areas in Ohio and West Virginia and Antero Resources agrees to pay monthly fees to us for all water handling and treatment services provided by us in accordance with the terms of the Water Services Agreement.  The initial term of the Water Services Agreement is twenty years from the date thereof and from year to year thereafter.  Under the agreement, Antero Resources will pay a fixed fee per barrel in West Virginia and Ohio and all other locations for fresh water deliveries by pipeline directly to the well site, subject to annual CPI adjustments.  On February 12, 2019, we amended and restated the Water Services Agreement to, among other things, make certain clarifying changes with respect to CPI and the associated adjustments to the fees we will receive from Antero Resources under the agreement. Antero Resources has committed to pay a fee on a minimum volume of fresh water deliveries in calendar years 2016 through 2019.  Minimum volume commitments were 90,000 barrels per day in 2016, 100,000 barrels per day in 2017 and 120,000 barrels per day in 2018 and are 120,000 barrels per day in 2019.  Antero Resources also agreed to pay us a fixed fee per barrel for wastewater treatment at the Antero Clearwater Facility and a fee per barrel for wastewater collected in trucks owned by us, in each case subject to annual CPI-based adjustments.  In addition, we contract with third party service providers to provide Antero Resources other fluid handling services including flow back and produced water services and Antero Resources will reimburse us third party out-of-pocket costs plus 3%.  For the year ended December 31, 2018, we generated revenues of approximately $506 million under the Water Services Agreement with Antero Resources.

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

Pursuant to a certain gas processing agreement between Antero Resources and MarkWest, MarkWest has agreed to process gas from acreage dedicated by Antero Resources for a fee.  MarkWest has entered into a separate agreement with the Joint Venture whereby the Joint Venture has agreed to perform gas processing services with respect to certain volumes on behalf of MarkWest in exchange for the gas processing fees that MarkWest receives from Antero Resources in connection with such volumes (the “MW-JV Arrangement”).  In addition, on February 6, 2018, Antero Resources and MarkWest entered into an agreement pursuant to which MarkWest agreed to address certain regulatory matters related to expansions at one of MarkWest’s processing sites, and if certain conditions were not met, Antero Resources agreed to make reimbursement payments for such work directly to the Joint Venture.  During the year ended December 31, 2018, the Joint Venture derived approximately $98 million of revenues under the MW-JV Arrangement, and approximately $30 million of our equity in earnings of unconsolidated affiliates for the year ended December 31, 2018 was attributable to our investment in the Joint Venture.  During the year ended December 31, 2017, the Joint Venture derived approximately $32 million of revenues under the MW-JV Arrangement, and approximately $10 million of our equity in earnings of unconsolidated affiliates for the year ended December 31, 2017 was attributable to our investment in the Joint Venture.

Right-of-First-Offer Agreement

Prior to the Joint Venture, we did not have any processing or NGLs fractionation infrastructure; however, we have a right‑of‑first‑offer agreement with Antero Resources for gas processing services, pursuant to which Antero Resources has agreed, subject to certain exceptions, not to procure any gas processing or NGLs fractionation services with respect to its production (other than production subject to a pre‑existing dedication) without first offering us the right to provide such services.

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

On February 6, 2017, in connection with the formation of the Joint Venture, we and Antero Resources amended and restated the right of first offer agreement in order to, among other things, amend the list of conflicting dedications set forth in such agreement to include the gas processing and NGL fractionation arrangement between Antero Resources and MarkWest.  In connection with the entry into to such gas processing and NGL fractionation agreements, we released to the Joint Venture our right to provide  certain processing and fractionation services on 195,000 gross acres held by Antero Resources, and MarkWest has separately agreed to use the Joint Venture for a portion of processing and fractionation services under the agreements. On February 13, 2018, we further amended and restated the right of first offer agreement to make certain clarifying changes to reflect the original intent of the agreement.

License

Pursuant to a license agreement with Antero Resources, we have the right to use certain Antero Resources related names and trademarks in connection with our operation of the midstream business.

Other Agreements

From time to time, in the ordinary course of business, we participate in transactions with Antero Resources and other third parties in which Antero Resources may be deemed to have a direct or indirect material interest.  These transactions include, among other things, agreements that address the provision of midstream services and receipt of contract operating services, the purchase of fuel for use in our operations, the release of midstream service dedications in connection with acquisitions, dispositions or exchanges of acreage, and the acquisition of assets and the assumption of liabilities by us, our subsidiaries and our unconsolidated affiliates.  While certain of these transactions are not the result of arm’s-length negotiations, we believe that the terms of each of the transactions are, and specifically intend the terms to be, generally no less favorable to either party than those that could have been negotiated with unaffiliated parties with respect to similar transactions.  During the year ended December 31, 2018, we incurred approximately $3 million of costs in connection with such transactions.

Employment

Each of (i) Timothy Rady, the son of Paul M. Rady, the Chairman and Chief Executive Officer of our general partner, (ii) Cole Kilstrom, the son of Kevin J. Kilstrom, Senior Vice President—Production of our general partner, and (iii) Alan Peters, the son of David A. Peters, a member of the board of directors of our general partner, is a non-executive employee of Antero Resources and provides services to us pursuant to our agreements with Antero Resources.  Total compensation paid to Timothy Rady in 2018 consisted of base salary, bonus and other benefits totaling $307,948 and award grants under the AR LTIP and Midstream LTIP having an aggregate grant date fair value of $413,946 and subject to certain time-based and performance-based vesting conditions.  Total compensation paid to Cole Kilstrom in 2018 consisted of base salary, bonus and other benefits totaling $100,110 and award grants under the AR LTIP having an aggregate grant date fair value of $20,000 and subject to certain time-based vesting conditions.  Total compensation paid to Alan Peters in 2018 consisted of base salary, bonus and other benefits totaling $117,878 and award grants under the AR LTIP having an aggregate grant date fair value of $30,000 and subject to certain time-based vesting conditions.

Procedures for Review, Approval and Ratification of Transactions with Related Persons

The board has determined that the audit committee will periodically review all related person transactions that the rules of the SEC require be disclosed in this Annual Report on Form 10-K, and make a determination regarding the initial authorization or ratification of any such transaction.

The audit committee is charged with reviewing the material facts of all related person transactions and either approving or disapproving of our participation in such transactions under our Related Persons Transaction Policy, as amended by the board ("RPT Policy") on October 17, 2017.  Our RPT Policy also pre-approves certain related person transactions, including:

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

     There were no related person transactions during 2018 which were required to be reported in "Related Persons Transactions" where the procedures described above did not require review, approval or ratification or where these procedures were not followed.

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

Conflicts of interest exist and may arise in the future as a result of the relationships between our general partner and its directors, officers, affiliates (including Antero Resources) and owners, on the one hand, and us and our limited partners, on the other hand.  Conflicts may arise as a result of the duties of our general partner and its directors and officers to act for the benefit of its owners, which may conflict with our interests and the interests of our public unitholders.  We are managed and operated by the board of directors and officers of our general partner, AMP GP, which is owned by AMGP.  Certain of our officers and directors are also officers or directors of AMGP GP, AMGP’s general partner, and Antero Resources.  Similarly, all of the officers and a majority of the directors of our general partner are also officers or directors of Antero Resources.  Affiliates of Warburg Pincus LLC ("Warburg"), Yorktown Partners LLC ("Yorktown"), Paul M. Rady and Glen C. Warren, Jr. serve as members of the board of directors of our general partner, the board of directors of AMGP GP and the board of directors of Antero Resources.  Mr. Rady, Mr. Warren and certain investment funds affiliated with Warburg and Yorktown (collectively, the "Sponsors") also own the membership interests in AMGP GP, a majority of the common units and other interests in AMGP and a significant portion of the shares of common stock of Antero Resources.  As a result of their investments in AMGP, AMGP GP, and its general partner and Antero Resources, the Sponsors may have conflicting interests with other holders of our common units, including with respect to the Transactions.

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

Director Independence

Rather than adopting categorical standards, the Board assesses director independence on a case-by-case basis, in each case consistent with applicable legal requirements and the listing standards of the NYSE.  After reviewing all relationships each director has with us, including the nature and extent of any business relationships between us and each director, as well as any significant charitable contributions we make to organizations where our directors serve as board members or executive officers, the Board has affirmatively determined that the following directors have no material relationships with us and are independent as defined by the current listing standards of the NYSE: Messrs. Kagan, Keenan, Mollenkopf, Korus and Peters.  Neither Mr. Rady, the Chairman and Chief Executive Officer of our general partner, nor Mr. Warren, the President and Secretary of our general partner, is considered by the Board to be an independent director because of his employment with Antero Resources.

Item 14.  Principal Accountant Fees and Services

The table below sets forth the aggregate fees and expenses billed by KPMG LLP, our independent registered public accounting firm, for the Partnership for the following periods:

	For the Years Ended December 31,
(in thousands)	2017	2018
Audit Fees:
Audit and Quarterly Reviews	$540	630
Audit Related Fees	433	153
Total	$973	783

The charter of the Audit Committee and its pre-approval policy require that the Audit Committee review and pre-approve our independent registered public accounting firm's fees for audit, audit-related, tax and other services.  The Chairman of the Audit Committee has the authority to grant pre-approvals, provided such approvals are within the pre-approval policy and are presented to the Audit Committee at a subsequent meeting.  For the year ended December 31, 2018, the audit committee approved 100% of the services described above under the captions "Audit Fees."

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

2.2

Simplification Agreement, dated as of October 9, 2018, by and among AMGP GP LLC, Antero Midstream GP LP, Antero IDR Holdings LLC, Arkrose Midstream Preferred Co LLC, Arkrose Midstream NewCo Inc., Arkrose Midstream Merger Sub LLC, Antero Midstream Partners GP LLC and Antero Midstream Partners LP (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K (Commission File No. 001-36719) filed on October 10, 2018).

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

4.2	Form of 5.375% Senior Note due 2024 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8- K (Commission File No. 001-36719) filed on September 13, 2016).
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

10.4†*	Amended and Restated Water Services Agreement, dated as of February 12, 2019, by and between Antero Resources Corporation and Antero Water LLC.
10.5

Amended and Restated Contribution Agreement, dated as of November 10, 2014, by and between Antero Resources Corporation and Antero Midstream Partners LP (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (Commission File No. 001-36719) filed on November 17, 2014).

10.6

First Amended and Restated Gathering and Compression Agreement, dated as of February 13, 2018, by and between Antero Resources Corporation and Antero Midstream LLC (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q (Commission File No. 001-36719) filed on April 25, 2018).

10.7

Second Amended and Restated Right of First Offer Agreement, dated as of February 13, 2018, by and between Antero Resources Corporation and Antero Midstream LLC (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q (Commission File No. 001-36719) filed on April 25, 2018).

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

10.11

First Amendment and Joinder Agreement to Amended and Restated Credit Agreement, dated as of October 31, 2018 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (Commission File No. 001-36719) filed on November 2, 2018).

10.12

Form of Antero Midstream Partners LP Long-Term Incentive Plan (incorporated by reference to Exhibit 10.11 to Amendment No. 4 to Antero Resources Midstream LLC’s Registration Statement on Form S-1, filed on July 11, 2014, File No. 333-193798).

10.13	Form of Amended and Restated Indemnification Agreement (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (Commission File No. 001-36719) filed on April 17, 2018)).
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

10.22

Voting Agreement, dated as of October 9, 2018, by and among Antero Midstream Partners LP and the shareholders of Antero Midstream GP LP named on Schedule I thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (Commission File No. 001-36719) filed on October 10, 2018).

10.23

Voting Agreement, dated as of October 9, 2018, by and among Antero Midstream Partners LP and the shareholders of Antero Midstream GP LP named on Schedule I thereto (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (Commission File No. 001-36719) filed on October 10, 2018).

21.1*	Subsidiaries of Antero Midstream Partners LP.
23.1*	Consent of KPMG LLP.
31.1*	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (18 U.S.C. Section 7241).
31.2*	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (18 U.S.C. Section 7241).
32.1*	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (18 U.S.C. Section 1350).
32.2*	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (18 U.S.C. Section 1350).
101*

The following financial information from this Form 10-K of Antero Midstream Partners LP for the year ended December 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements, tagged as blocks of text.

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

ANTERO MIDSTREAM PARTNERS LP

By:	ANTERO MIDSTREAM PARTNERS GP LLC, its general partner

By:	/s/ Michael N. Kennedy
Michael N. Kennedy
Chief Financial Officer

Date:	February 13, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title (Position with Antero Midstream Partners GP LLC)	Date

/s/ Paul M. Rady	Chairman of the Board, Director and Chief Executive officer	February 13, 2019
Paul M. Rady	(principal executive officer)

/s/ MICHAEL N. KENNEDY	Chief Financial Officer	February 13, 2019
Michael N. Kennedy	(principal financial officer)

/s/ K. Phil Yoo	Vice President, Accounting and Chief Accounting Officer	February 13, 2019
K. Phil Yoo	(principal accounting officer)

/s/ GLEN C. WARREN, JR.	President, Director, and Secretary	February 13, 2019
Glen C. Warren, Jr.

/s/ PAUL J. KORUS	Director	February 13 2019
Paul J. Korus

/s/ W. Howard Keenan, Jr.	Director	February 13, 2019
W. Howard Keenan, Jr.

/s/ Peter R. Kagan	Director	February 13, 2019
Peter R. Kagan

/s/ JOHN C. MOLLENKOPF	Director	February 13, 2019
John C. Mollenkopf

/s/ David A. Peters	Director	February 13, 2019
David A. Peters

Report of  Independent  Registered  Public  Accounting  Firm

The Unitholders of Antero Midstream Partners LP and

Board of Directors of Antero Midstream Partners GP LLC:

Opinions on the Consolidated Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Antero Midstream Partners LP and its subsidiaries (the Partnership) as of December 31, 2017 and 2018, the related consolidated statements of operations and comprehensive income, partners’ capital, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements). We also have audited the Partnership’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 2017 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Basis for Opinion

The Partnership’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting within Item 9A. Controls and Procedures. Our responsibility is to express an opinion on the Partnership’s consolidated financial statements and an opinion on the Partnership’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Definition and Limitations of Internal Control over Financial Reporting

A Partnership’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A Partnership’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Partnership; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Partnership are being made only in accordance with authorizations of management and directors of the Partnership; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Partnership’s assets that could have a material effect on the financial statements.

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

Denver, Colorado

February 13, 2019

ANTERO MIDSTREAM PARTNERS LP

Consolidated Balance Sheets

December 31, 2017 and 2018

(In thousands)

	December 31,
	2017	2018
Assets
Current assets:
Cash and cash equivalents	$8,363	—
Accounts receivable–Antero Resources	110,182	115,378
Accounts receivable–third party	1,170	1,544
Other current assets	670	21,513
Total current assets	120,385	138,435
Property and equipment, net	2,605,602	2,958,415
Investments in unconsolidated affiliates	303,302	433,642
Other assets, net	12,920	15,925
Total assets	$3,042,209	3,546,417

Liabilities and Partners' Capital
Current liabilities:
Accounts payable–Antero Resources	$6,459	4,141
Accounts payable–third party	8,642	21,372
Accrued liabilities	106,006	72,121
Asset retirement obligations	—	1,817
Other current liabilities	209	235
Total current liabilities	121,316	99,686
Long-term liabilities:
Long-term debt	1,196,000	1,632,147
Contingent acquisition consideration	208,014	114,995
Asset retirement obligations	—	5,791
Other	410	2,290
Total liabilities	1,525,740	1,854,909

Partners' capital:
Common unitholders–public (88,059 and 88,452 units issued and outstanding at December 31, 2017 and 2018 respectively)	1,708,379	1,792,011
Common unitholder–Antero Resources (98,870 units issued and outstanding at December 31, 2017 and 2018)	(215,682)	(143,995)
General partner	23,772	43,492
Total partners' capital	1,516,469	1,691,508
Total liabilities and partners' capital	$3,042,209	3,546,417

See accompanying notes to consolidated financial statements.

ANTERO MIDSTREAM PARTNERS LP

Consolidated Statements of Operations and Comprehensive Income

Years Ended December 31, 2016, 2017, and 2018

(In thousands, except per unit amounts)

	Year Ended December 31,
	2016	2017	2018
Revenue:
Gathering and compression–Antero Resources	$303,250	396,202	520,566
Water handling and treatment–Antero Resources	282,267	376,031	506,449
Gathering and compression–third party	835	264	—
Water handling and treatment–third party	—	—	924
Gain on sale of assets–Antero Resources	—	—	583
Gain on sale of assets–third party	3,859	—	—
Total revenue	590,211	772,497	1,028,522
Operating expenses:
Direct operating	161,587	232,538	316,423
General and administrative (including $26,049, $27,283 and $21,073 of equity-based compensation in 2016, 2017 and 2018, respectively)	54,163	58,812	61,629
Impairment of property and equipment	—	23,431	5,771
Depreciation	99,861	119,562	130,013
Accretion and change in fair value of contingent acquisition consideration	16,489	13,476	(93,019)
Accretion of asset retirement obligations	—	—	135
Total operating expenses	332,100	447,819	420,952
Operating income	258,111	324,678	607,570
Interest expense, net	(21,893)	(37,557)	(61,906)
Equity in earnings of unconsolidated affiliates	485	20,194	40,280
Net income and comprehensive income	236,703	307,315	585,944
Net income attributable to incentive distribution rights	(16,944)	(69,720)	(142,906)
Limited partners' interest in net income	$219,759	237,595	443,038

Net income per limited partner unit–basic	$1.24	1.28	2.37
Net income per limited partner unit–diluted	$1.24	1.28	2.36

Weighted average limited partner units outstanding:
Basic	176,647	185,630	187,048
Diluted	176,801	186,083	187,398

See accompanying notes to consolidated financial statements.

ANTERO MIDSTREAM PARTNERS LP

Consolidated Statements of Partners’ Capital

Years Ended December 31, 2016, 2017, and 2018

(In thousands)

	Limited Partners
	Common Unitholders Public	Common Unitholder Antero Resources	Subordinated Unitholder Antero Resources	Antero IDR Holdings LLC	Total Partners' Capital
Balance at December 31, 2015	$1,351,317	30,186	(299,727)	969	1,082,745
Net income and comprehensive income	82,424	42,817	94,518	16,944	236,703
Distributions	(64,712)	(33,701)	(73,663)	(10,370)	(182,446)
Equity-based compensation	8,012	9,128	8,909	—	26,049
Issuance of common units upon vesting of equity-based compensation awards, net of units withheld for income taxes	9,555	(15,191)	—	—	(5,636)
Issuance of common units, net of offering costs	65,395	—	—	—	65,395
Sale of units held by Antero Resources to public	6,419	(6,419)	—	—	—
Balance at December 31, 2016	1,458,410	26,820	(269,963)	7,543	1,222,810
Net income and comprehensive income	100,347	137,248	—	69,720	307,315
Distributions	(98,861)	(131,598)	—	(53,491)	(283,950)
Conversion of subordinated units to common units	—	(269,963)	269,963	—	—
Equity-based compensation	9,776	17,507	—	—	27,283
Issuance of common units upon vesting of equity-based compensation awards, net of units withheld for income taxes	9,691	(15,636)	—	—	(5,945)
Sale of units held by Antero Resources to public	(19,940)	19,940	—	—	—
Issuance of common units, net of offering costs	248,956	—	—	—	248,956
Balance at December 31, 2017	1,708,379	(215,682)	—	23,772	1,516,469
Net income and comprehensive income	208,911	234,127	—	142,906	585,944
Distributions	(144,085)	(159,181)	—	(123,186)	(426,452)
Equity-based compensation	7,796	13,277	—	—	21,073
Issuance of common units upon vesting of equity-based compensation awards, net of units withheld for income taxes	11,007	(16,536)	—	—	(5,529)
Other	3	—	—	—	3
Balance at December 31, 2018	$1,792,011	(143,995)	—	43,492	1,691,508

See accompanying notes to consolidated financial statements.

ANTERO MIDSTREAM PARTNERS LP

Consolidated Statements of Cash Flows

Years Ended December 31, 2016, 2017, and 2018

(In thousands)

	Year Ended December 31,
	2016	2017	2018
Cash flows provided by operating activities:
Net income	$236,703	307,315	585,944
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	99,861	119,562	130,013
Accretion and change in fair value of contingent acquisition consideration	16,489	13,476	(93,019)
Accretion of asset retirement obligations	—	—	135
Impairment of property and equipment	—	23,431	5,771
Equity-based compensation	26,049	27,283	21,073
Equity in earnings of unconsolidated affiliates	(485)	(20,194)	(40,280)
Distributions from unconsolidated affiliates	7,702	20,195	46,415
Amortization of deferred financing costs	1,814	2,888	2,879
Gain on sale of assets–Antero Resources	—	—	(583)
Gain on sale of assets–third-party	(3,859)	—	—
Changes in assets and liabilities:
Accounts receivable–Antero Resources	1,573	(41,043)	(10,196)
Accounts receivable–third party	1,467	70	648
Prepaid expenses	(529)	(141)	(153)
Accounts payable–Antero Resources	1,055	3,266	(1,804)
Accounts payable–third party	95	3,003	7,670
Accrued liabilities	(9,328)	16,685	3,047
Net cash provided by operating activities	378,607	475,796	657,560
Cash flows used in investing activities:
Additions to gathering systems and facilities	(228,100)	(346,217)	(446,270)
Additions to water handling and treatment systems	(188,220)	(195,162)	(88,674)
Investments in unconsolidated affiliates	(75,516)	(235,004)	(136,475)
Proceeds from sale of assets–Antero Resources	—	—	4,470
Proceeds from sale of assets–third party	10,000	—	1,680
Change in other assets	3,673	(3,435)	(3,591)
Change in other liabilities	—	—	2,273
Net cash used in investing activities	(478,163)	(779,818)	(666,587)
Cash flows provided by financing activities:
Distributions	(182,446)	(283,950)	(426,452)
Issuance of senior notes	650,000	—	—
Borrowings (repayments) on bank credit facilities, net	(410,000)	345,000	435,000
Issuance of common units, net of offering costs	65,395	248,956	—
Payments of deferred financing costs	(10,435)	(5,520)	(2,169)
Employee tax withholding for settlement of equity compensation awards	(5,636)	(5,945)	(5,529)
Other	(163)	(198)	(186)
Net cash provided by financing activities	106,715	298,343	664
Net increase (decrease) in cash and cash equivalents	7,159	(5,679)	(8,363)
Cash and cash equivalents, beginning of period	6,883	14,042	8,363
Cash and cash equivalents, end of period	$14,042	8,363	—
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$13,494	46,666	62,844
Increase (decrease) in accrued capital expenditures and accounts payable for property and equipment	$(8,471)	16,338	(32,563)

See accompanying notes to consolidated financial statements.

ANTERO MIDSTREAM PARTNERS LP

Notes to Consolidated Financial Statements

Years Ended December 31, 2016, 2017, and 2018

(1)  Business and Organization

(a)Overview

Antero Midstream Partners LP (the “Partnership”) is a growth-oriented master limited partnership formed by Antero Resources Corporation (“Antero Resources”) to own, operate and develop midstream energy infrastructure primarily to service Antero Resources’ increasing production and completion activity in the Appalachian Basin’s Marcellus Shale and Utica Shale located in West Virginia and Ohio.  The Partnership’s assets consist of gathering pipelines, compressor stations, interests in processing and fractionation plants, and water handling and treatment assets, through which the Partnership and its affiliates provide midstream services to Antero Resources under long-term, fixed-fee contracts.  The Partnership’s consolidated financial statements as of December 31, 2018, include the accounts of the Partnership, Antero Midstream LLC (“Midstream Operating”), Antero Water LLC (“Antero Water”), Antero Treatment LLC (“Antero Treatment”), and Antero Midstream Finance Corporation (“Finance Corp”), all of which are entities under common control.

The Partnership’s gathering and compression assets consist of high and low pressure gathering pipelines, compressor stations, and processing and fractionation plants that collect and process natural gas and NGLs from Antero Resources’ wells in West Virginia and Ohio.  The Partnership’s water handling and treatment assets include two independent systems that deliver fresh water from sources including the Ohio River, local reservoirs as well as several regional waterways, an advanced wastewater treatment facility placed into service in 2018 and a related landfill used for the disposal of waste therefrom.

The Partnership also has a 15% equity interest in the gathering system of Stonewall Gas Gathering LLC (“Stonewall”) and a 50% equity interest in a joint venture to develop processing and fractionation assets with MarkWest (the “Joint Venture”).  See Note 14—Investments in Unconsolidated Affiliates.

The Partnership has been determined to be a variable interest entity and its financial statements are consolidated within the financial statements of Antero Resources (NYSE: AR), its primary beneficiary for financial reporting purposes.

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

(b) Simplification Agreement

On October 9, 2018, the Partnership, Antero Midstream GP LP (“AMGP”) and certain of their affiliates entered into a Simplification Agreement (as may be amended from time to time, the “Simplification Agreement”), pursuant to which, among other things, (1) AMGP will be converted from a limited partnership to a corporation under the laws of the State of Delaware, to be named Antero Midstream Corporation (which is referred to as “New AM” and the conversion, the “Conversion”); (2) an indirect, wholly owned subsidiary of New AM will be merged with and into the Partnership, with the Partnership surviving the merger as an indirect, wholly owned subsidiary of New AM (the “Merger”) and (3) all the issued and outstanding Series B Units representing limited liability company interests of Antero IDR Holdings LLC (“IDR Holdings”), a partially owned subsidiary of AMGP and the holder of all of the Partnership’s incentive distribution rights, will be exchanged for an aggregate of approximately 17.35 million shares of New AM’s common stock (the “Series B Exchange”). The Conversion, the Merger, the Series B Exchange and the other transactions contemplated by the Simplification Agreement are collectively referred to as the “Transactions”.  As a result of the Transactions, the Partnership will be a wholly owned subsidiary of New AM and former shareholders of AMGP, unitholders of the Partnership and holders of Series B Units will each own New AM’s common stock.

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

Years Ended December 31, 2016, 2017, and 2018

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

The aggregate cash consideration to be paid to Antero Resources and the AM Public Unitholders will be fixed at an amount equal to the aggregate amount of cash that would have been paid and issued if all AM Public Unitholders received $3.415 in cash per common unit (the “Available Cash”) and Antero Resources received $3.00 in cash per common unit, which is approximately $598 million.  If the Available Cash exceeds the cash consideration elected to be received by the AM Public Unitholders, Antero Resources may elect to increase the total amount of cash consideration to be received as a part of the AR Mixed Consideration up to an amount equal to the excess and the amount of shares it will receive will be reduced accordingly based on the AMGP VWAP.  In addition, the consideration to be received each AM Public Unitholder may be prorated in the event that more cash or equity is elected to be received than what would otherwise have been paid if all AM Public Unitholders had received the Public Mixed Consideration and Antero Resources received the AR Mixed Consideration.

The Merger should be a taxable event for the Partnership’s unitholders.  The amount and character of gain or loss recognized by each unitholder in the Merger will vary depending on such unitholder’s particular situation, including the value of the shares of New AM’s common stock, if any, received by such unitholder, the amount of any cash received by such unitholder, the adjusted tax basis of such unitholder’s common units (and any changes to such tax basis as a result of our allocations of income, gain, loss and deduction to such unitholder for the taxable year that includes the Merger), and the amount of any suspended passive losses that may be available to such unitholder to offset a portion of the gain recognized by such unitholder in connection with the Merger.

Special meetings of AMGP shareholders and Antero Midstream unitholders will be held on March 8, 2019 to vote on the Simplification Agreement, the Merger and the other Transactions contemplated thereby, as applicable, and all AMGP shareholders and Antero Midstream unitholders of record as of the close of business on January 11, 2019, which is the record date for the special meetings, will be entitled to vote the AMGP common shares and Antero Midstream common units, respectively, owned by them on the record date.  AMGP and the Partnership expect to fund the cash portion of the merger consideration with borrowings under the Partnership’s revolving credit facility.  The revolving credit facility was amended on October 31, 2018 to increase lender commitments from $1.5 billion to $2.0 billion.

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

(2)  Summary of Significant Accounting Policies

(a)Basis of Presentation

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”).  In the opinion of management, these statements include all adjustments considered necessary for a fair presentation of the Partnership’s financial position as of December 31, 2017 and 2018, and the results of the Partnership’s operations

ANTERO MIDSTREAM PARTNERS LP

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2016, 2017, and 2018

and its cash flows for the years ended December 31, 2016, 2017, and 2018.  The Partnership has no items of other comprehensive income or loss; therefore, net income is identical to comprehensive income.

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

Transactions between the Partnership and Antero Resources have been identified in the consolidated financial statements (see Note 3—Transactions with Affiliates).

As of the date these consolidated financial statements were filed with the SEC, the Partnership completed its evaluation of potential subsequent events for disclosure and no items requiring disclosure were identified, except the declaration of a cash distribution to unitholders, as described in Note 10—Partnership Equity and Distributions.

(b)Revenue Recognition

On May 28, 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers.  The ASU replaced most existing revenue recognition guidance in GAAP when it became effective and was incorporated into GAAP as Accounting Standards Codification (“ASC”) Topic 606.  The Partnership elected the modified retrospective transition method when new standard became effective for the Partnership on January 1, 2018.  The adoption of ASU 2014-09 did not have a material impact on the Partnership’s financial results.

The Partnership provides gathering and compression and water handling and treatment services under fee-based contracts primarily based on throughput or at cost plus a margin.  Certain of these contracts contain operating leases of the Partnership’s assets under GAAP.  Under these arrangements, the Partnership receives fees for gathering oil and gas products, compression services, and water handling and treatment services.  The revenue the Partnership earns from these arrangements is directly related to (1) in the case of natural gas gathering and compression, the volumes of metered natural gas that it gathers, compresses, and delivers to natural gas compression sites or other transmission delivery points, (2) in the case of oil gathering, the volumes of metered oil that it gathers and delivers to other transmission delivery points, (3) in the case of fresh water services, the quantities of fresh water delivered to its customers for use in their well completion operations, (4) in the case of wastewater treatment services performed by the Partnership, the quantities of wastewater treated for our customers, or (5) in the case of flowback and produced water services provided by third parties, the third party costs the Partnership incurs plus 3%. The Partnership recognizes revenue when it satisfies a performance obligation by delivering a service to a customer or the use of leased assets to a customer.  See Note 4—Revenue for the Partnership’s required disclosures under ASC 606.  The Partnership report includes lease revenue within service revenue.

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

ANTERO MIDSTREAM PARTNERS LP

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2016, 2017, and 2018

(d)Cash and Cash Equivalents

The Partnership considers all liquid investments purchased with an initial maturity of three months or less to be cash equivalents.  The carrying value of cash and cash equivalents approximates fair value due to the short-term nature of these instruments.  From time to time, the Partnership may be in the position of a “book overdraft” in which outstanding checks exceed cash and cash equivalents.  The Partnership classifies book overdrafts in accounts payable within its consolidated balance sheets, and classifies the change in accounts payable associated with book overdrafts as an operating activity within its consolidated statements of cash flows.  The Partnership classified $0.5 million of book overdrafts within accounts payable as of December 31, 2018.

(e)Property and Equipment

Property and equipment primarily consists of gathering pipelines, compressor stations, fresh water delivery pipelines and facilities, and the wastewater treatment facility and related landfill used for the disposal of waste therefrom, stated at historical cost less accumulated depreciation and amortization.  The Partnership capitalizes construction-related direct labor and material costs.  The Partnership also capitalized interest on capital costs during the construction phase of the wastewater treatment facility, which was placed in service in 2018.  Maintenance and repair costs are expensed as incurred.

Depreciation is computed using the straight-line method over the estimated useful lives and salvage values of assets.  The depreciation of fixed assets recorded under capital lease agreements is included in depreciation expense.  Uncertainties that may impact these estimates of useful lives include, among others, changes in laws and regulations relating to environmental matters, including air and water quality, restoration and abandonment requirements, economic conditions, and supply and demand for the Partnership’s services in the areas in which it operates.  When assets are placed into service, management makes estimates with respect to useful lives and salvage values that management believes are reasonable.  However, subsequent events could cause a change in estimates, thereby impacting future depreciation amounts.

Amortization of landfill airspace consists of the amortization of landfill capital costs, including those that have been incurred and capitalized and estimated future costs for landfill development and construction, as well as the amortization of asset retirement costs arising from landfill final capping, closure, and post-closure obligations.  Amortization expense is recorded on a units-of-consumption basis, applying cost as a rate per-cubic yard.  The rate per-cubic yard is calculated by dividing each component of the amortizable basis of the landfill by the number of cubic yards needed to fill the corresponding asset’s airspace.  Landfill capital costs and closure and post-closure asset retirement costs are generally incurred to support the operation of the landfill over its entire operating life and are, therefore, amortized on a per-cubic yard basis using a landfill’s total airspace capacity.  Estimates of disposal capacity and future development costs are created using input from independent engineers and internal technical teams and are reviewed at least annually.  However, future events could cause a change in estimates, thereby impacting future amortization amounts.  See Note 5—Property and Equipment for discussion on the change in estimated useful lives for the Partnership’s gathering system and facilities.

(f)Impairment of Long‑Lived Assets

The Partnership evaluates its long‑lived assets for impairment when events or changes in circumstances indicate that the related carrying values of the assets may not be recoverable.  Generally, the basis for making such assessments are undiscounted future cash flows projections for the asset group being assessed.  If the carrying values of the assets are deemed not recoverable, the carrying values are reduced to the estimated fair value, which are based on discounted future cash flows using assumptions as to revenues, costs and discount rates typical of third party market participants, which is a Level 3 fair value measurement.

(g)Asset Retirement Obligations

In December 2017, the Partnership completed the construction of a landfill site to be used for the disposal of waste from its wastewater treatment facility.  The landfill began accepting waste in January 2018.  The Partnership’s asset retirement obligations relate to its obligation to close, maintain, and monitor landfill cells and support facilities.  After the entire landfill reaches capacity and is certified closed, the Partnership must continue to maintain and monitor the landfill for a post-closure period, which generally extends for 30 years.  The Partnership records the fair value of its landfill retirement obligations as a liability in the period in which

ANTERO MIDSTREAM PARTNERS LP

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2016, 2017, and 2018

the regulatory obligation to retire a specific asset is triggered.  For the Partnership’s individual landfill cells, the required closure and post-closure obligations under the terms of its permits and its intended operation of the landfill cell are triggered and recorded when the cell is placed into service and waste is initially disposed in the landfill cell.  The fair value is based on the total estimated costs to close the landfill cell and perform post-closure activities once the landfill cell has reached capacity and is no longer accepting waste.  Retirement obligations are increased each year to reflect the passage of time by accreting the balance at the weighted average credit-adjusted risk-free rate that is used to calculate the recorded liability, with accretion charged to direct costs.  Actual cash expenditures to perform closure and post-closure activities reduce the retirement obligation liabilities as incurred.  After initial measurement, asset retirement obligations are adjusted at the end of each period to reflect changes, if any, in the estimated future cash flows underlying the obligation.  Landfill retirement assets are capitalized as the related retirement obligations are incurred, and are amortized on a units-of-consumption basis as the disposal capacity is consumed.

A retirement obligation is created for fresh water impoundments and waste water pits when an abandonment date is identified.  The Partnership records the fair value of its freshwater impoundment and waste water pit retirement obligations as liabilities in the period in which the regulatory obligation to retire a specific asset is triggered.  The fair value is based on the total reclamation costs of the assets.  Retirement obligations are increased each year to reflect the passage of time by accreting the balance at the weighted average credit-adjusted risk-free rate that is used to calculate the recorded liability, with accretion charged to direct costs.  Actual cash expenditures to perform remediation activities reduce the retirement obligation liabilities as incurred.  After initial measurement, asset retirement obligations are adjusted at the end of each period to reflect changes, if any, in the estimated future cash flows underlying the obligation.  Fresh water impoundments and waster water pit retirement assets are capitalized as the related retirement obligations are incurred, and are amortized on a straight-line basis until reclamation.

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

(h)Litigation and Other Contingencies

A liability is recorded for a loss contingency when its occurrence is probable and damages can be reasonably estimated based on the anticipated most likely outcome or the minimum amount within a range of possible outcomes.  The Partnership regularly reviews contingencies to determine the adequacy of our accruals and related disclosures.  The ultimate amount of losses, if any, may differ from these estimates.

The Partnership accrues losses associated with environmental obligations when such losses are probable and can be reasonably estimated.  Accruals for estimated environmental losses are recognized no later than at the time a remediation feasibility study, or an evaluation of response options, is complete.  These accruals are adjusted as additional information becomes available or as circumstances change.  Future environmental expenditures are not discounted to their present value.  Recoveries of environmental costs from other parties are recorded separately as assets at their undiscounted value when receipt of such recoveries is probable.

As of December 31, 2017 and 2018, the Partnership has not recorded liabilities for litigation, environmental, or other contingencies.

(i)Equity‑Based Compensation

The Partnership’s consolidated financial statements reflect various equity-based compensation awards granted by Antero Resources, as well as compensation expense associated with its own plan.  These awards include profits interests awards, restricted stock, stock options, restricted units, and phantom units.  The Partnership recognized expense in each period for an amount allocated from Antero Resources, with the offset included in partners’ capital.  See Note 3—Transactions with Affiliates for additional information regarding Antero Resources’ allocation of expenses to the Partnership.

ANTERO MIDSTREAM PARTNERS LP

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2016, 2017, and 2018

In connection with the Partnership’s Initial Public Offering (“IPO”), the Antero Midstream Partners LP Long-Term Incentive Plan (“Midstream LTIP”) was adopted, pursuant to which certain non-employee directors of our general partner and certain officers, employees and consultants of the Partnership’s general partner and its affiliates are eligible to receive awards representing equity interests in the Partnership.  An aggregate of 10,000,000 common units may be delivered pursuant to awards under the Midstream LTIP, subject to customary adjustments.  For accounting purposes, these units are treated as if they are distributed from the Partnership to Antero Resources.  Antero Resources recognizes compensation expense for the units awarded to its employees and a portion of that expense is allocated to the Partnership.  See Note 9—Equity-Based Compensation.

(j)Income Taxes

These consolidated financial statements do not include a provision for income taxes as Antero Midstream Partners LP is treated as a partnership for federal and state income tax purposes, with each partner being separately taxed on its distributive share of our items of income, gain, loss, or deduction.

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

The carrying values on the Partnership’s balance sheet of its cash and cash equivalents, accounts receivable–Antero Resources, accounts receivable–third party, other current assets, other assets, accounts payable–Antero Resources, accounts payable, accrued liabilities, other current liabilities, other liabilities and the revolving credit facility approximate fair values due to their short-term maturities.

(l)Investments in Unconsolidated Affiliates

The Partnership uses the equity method to account for its investments in companies if the investment provides the Partnership with the ability to exercise significant influence over, but not control, the operating and financial policies of the investee.  The Partnership’s consolidated net income includes the Partnership’s proportionate share of the net income or loss of such companies.  The Partnership’s judgment regarding the level of influence over each equity method investee includes considering key factors such as the Partnership’s ownership interest, representation on the board of directors and participation in policy-making decisions of the investee and material intercompany transactions.  See Note 14—Investments in Unconsolidated Affiliates.

ANTERO MIDSTREAM PARTNERS LP

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2016, 2017, and 2018

(m)Recently Issued Accounting Standard

On February 25, 2016, the FASB issued ASU No. 2016-02, Leases, which replaced most existing lease guidance under GAAP when it became effective on January 1, 2019.  The standard requires lessees to record lease liabilities and right-of-use assets as of the date of adoption and we have elected to adopt the new standard prospectively.  The Partnership is not a party to any material contracts as a lessee.  The new lease standard does not substantially change accounting by lessors.  The Partnership determined that its contractual arrangement with Antero Resources to provide midstream services is an operating lease of the Partnership’s assets that will be accounted under the new ASU for in the same manner as the Partnership’s current accounting for the arrangement.  No significant additional disclosures will be required.  As a result, there will not be a material impact of the new leasing standard on the Partnership’s financial statements.  The Partnership believes that adoption of the standard will not impact its operational strategies, growth prospects, net income, or cash flow.  The Partnership as updated internal controls impacted by the new standard and acquired software to collect and account for lease data under the standard.

(3)  Transactions with Affiliates

(a)Revenues

All revenues earned in the years ended December 31, 2016, 2017 and 2018, except revenues earned from third parties, were earned from Antero Resources, under various agreements for gathering and compression and water handling and treatment services.

(b)Accounts receivable–Antero Resources, and Accounts payable–Antero Resources

Accounts receivable–Antero Resources represents amounts due from Antero Resources, primarily related to gathering and compression services and water handling and treatment services.  Accounts payable–Antero Resources represents amounts due to Antero Resources for general and administrative and other costs.

(c)Allocation of Costs

The employees supporting the Partnership’s operations are employees of Antero Resources.  Direct operating expense includes allocated costs of $4 million, $6 million and $7 mllion during the years ended December 31, 2016, 2017, and 2018, respectively, related to labor charges for Antero Resources employees associated with the operation of our assets.  General and administrative expense includes allocated costs of $50 million, $54 million and $52 million during the years ended December 31, 2016, 2017, and 2018, respectively.  These costs relate to: (i) various business services, including payroll processing, accounts payable processing and facilities management, (ii) various corporate services, including legal, accounting, treasury, information technology and human resources and (iii) compensation, including equity-based compensation (see Note 9—Equity-Based Compensation for more information).  These expenses are charged or allocated to the Partnership based on the nature of the expenses and are allocated based on a combination of its proportionate share of gross property and equipment, capital expenditures and labor costs, as applicable.  The Partnership reimburses Antero Resources directly for all general and administrative costs allocated to it, with the exception of noncash equity compensation allocated to the Partnership for awards issued under the Antero Resources long-term incentive plan or the Midstream LTIP.

(4)  Revenue

(a)Revenue from Contracts with Customers

All of the Partnership’s revenues are derived from service contracts with customers, and are recognized when the Partnership satisfies a performance obligation by delivering a service to a customer.  The Partnership derives substantially all of its revenues from Antero Resources, its most significant customer.  The following sets forth the nature, timing of satisfaction of performance obligations, and significant payment terms of the Partnership’s contracts with Antero Resources.

ANTERO MIDSTREAM PARTNERS LP

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2016, 2017, and 2018

Gathering and Compression Agreement

Antero Resources has dedicated all of its current and future acreage in West Virginia, Ohio and Pennsylvania to the Partnership for gathering and compression services except for acreage subject to third-party commitments or pre-existing dedications.  The Partnership also has an option to gather and compress natural gas produced by Antero Resources on any acreage it acquires in the future outside of West Virginia, Ohio and Pennsylvania on the same terms and conditions.  Under the gathering and compression agreement, the Partnership receives a low pressure gathering fee, a high pressure gathering fee, and a compression fee, in each case subject to CPI-based adjustments since 2014.  In addition, the agreement stipulates that the Partnership receives a reimbursement for the actual cost of electricity used at its compressor stations.

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

Water Services Agreement

In connection with Antero Resources’ contribution of Antero Water and certain wastewater treatment assets to the Partnership in September 2015 (the “Water Acquisition”), the Partnership entered into a water services agreement with Antero Resources whereby the Partnership agreed to provide certain water handling and treatment services to Antero Resources within an area of dedication in defined service areas in Ohio and West Virginia.  Antero Resources agreed to pay the Partnership for all water handling and treatment services provided by the Partnership in accordance with the terms of the water services agreement.  The initial term of the water services agreement is 20 years from September 23, 2015 and from year to year thereafter until terminated by either party.  Under the agreement, the Partnership receives a fixed fee per barrel in West Virginia, Ohio and all other locations for fresh water deliveries by pipeline directly to the well site.  Additionally, the Partnership receives a fixed fee per barrel for fresh water delivered by truck to high-rate transfer facilities.  All of these fees have been subject to annual CPI adjustments since the inception of the agreement in 2015.  Antero Resources also agreed to pay the Partnership a fixed fee of per barrel for wastewater treatment at the advanced wastewater treatment complex, in each case subject to annual CPI-based adjustments and additional fees based on certain costs.

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

Minimum Volume Commitments

Both the gathering and compression and water services agreements include certain minimum volume commitment provisions, which are intended to support the stability of the Partnership’s cash flows.  If and to the extent Antero Resources requests that the Partnership construct new high pressure lines and compressor stations, the gathering and compression agreement contains minimum volume commitments that require Antero Resources to utilize or pay for 75% and 70%, respectively, of the capacity of such new construction for 10 years.  Antero Resources also committed to pay a fee on a minimum volume of fresh water deliveries in calendar years 2016 through 2019.  Antero Resources is obligated to pay a minimum volume fee to the Partnership in the event the aggregate volume of fresh water delivered to Antero Resources under the water services agreement is less than 120,000 barrels per day in 2019.  The Partnership recognizes revenue related to these minimum volume commitments at the time it is determined that the volumes will not be consumed by Antero Resources, and the amount of the shortfall is known.

ANTERO MIDSTREAM PARTNERS LP

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2016, 2017, and 2018

Minimum revenue amounts under the minimum volume commitments are as follows:

	Year Ended December 31,
(in thousands)	2019	2020	2021	2022	2023	Thereafter	Total
Minimum revenue under the Gathering and Compression Agreement	$176,126	183,126	182,626	182,626	182,626	612,854	1,519,984
Minimum revenue under the Water Services Agreement	165,564	—	—	—	—	—	165,564
Total	$341,690	183,126	182,626	182,626	182,626	612,854	1,685,548

(b)Disaggregation of Revenue

In the following table, revenue is disaggregated by type of service and type of fee.  The table also identifies the reportable segment to which the disaggregated revenues relate.  For more information on reportable segments, see Note 15—Reporting Segments.

	Year Ended December 31,			Segment to which
(in thousands)	2016	2017	2018	revenues relate
Revenue from contracts with customers
Type of service
Gathering—low pressure	$160,925	191,766	251,209	Gathering and Processing
Gathering—high pressure	90,124	122,134	148,122	Gathering and Processing
Compression	50,938	82,502	121,235	Gathering and Processing
Condensate gathering	2,098	64	—	Gathering and Processing
Fresh water delivery	166,013	207,558	269,856	Water Handling and Treatment
Wastewater treatment	—	—	12,135	Water Handling and Treatment
Other fluid handling	116,254	168,473	225,382	Water Handling and Treatment
Total	$586,352	772,497	1,027,939

Type of contract
Fixed Fee	$304,085	396,466	520,566	Gathering and Processing
Fixed Fee	166,013	207,558	281,991	Water Handling and Treatment
Cost plus 3%	116,254	168,473	225,382	Water Handling and Treatment
Total	$586,352	772,497	1,027,939

Other
Gain on sale of assets–Antero Resources	—	—	583	Gathering and Processing
Gain on sale of assets–third party	3,859	—	—	Gathering and Processing
Total revenue	$590,211	772,497	1,028,522

(c)Transaction Price Allocated to Remaining Performance Obligations

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

Years Ended December 31, 2016, 2017, and 2018

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

(d)Contract Balances

Under the Partnership’s service contracts, the Partnership invoices customers after its performance obligations have been satisfied, at which point payment is unconditional.  Accordingly, the Partnership’s service contracts do not give rise to contract assets or liabilities under ASC 606.  At December 31, 2017 and 2018, the Partnership’s receivables with customers were $110 million and $115 million, respectively.

(5)  Property and Equipment

The Partnership’s investment in property and equipment for the periods presented is as follows:

	Estimated	December 31,
(in thousands)	useful lives	2017	2018
Land	n/a	$15,382	18,649
Gathering systems and facilities	50 years(1)	1,781,386	2,175,500
Fresh water permanent buried pipelines and equipment	20 years	472,810	523,488
Wastewater treatment facility	30 years	—	300,064
Fresh water surface pipelines and equipment	5 years	46,139	62,683
Landfill	n/a(2)	—	60,950
Heavy trucks and equipment	5 years	—	4,831
Above ground storage tanks	10 years	4,301	4,824
Construction-in-progress(3)	n/a	654,904	306,759
Total property and equipment		2,974,922	3,457,748
Less accumulated depreciation		(369,320)	(499,333)
Property and equipment, net		$2,605,602	2,958,415

(1)

In accordance with its policy, the Partnership evaluates the reasonableness of the estimated useful lives of its fixed assets and determined that the actual lives of the gathering systems and facilities were longer than the estimated useful lives used in calculating depreciation expense.  On October 1, 2018, the Partnership increased the useful lives of the gathering systems and facilities from 20 years to 50 years based on a change in the expected period that our systems and facilities will be used to support Antero Resources’ producing wells.  For the year ended December 31, 2018, the change in estimate decreased depreciation by $18 million, increased net income and comprehensive income by $18 million and increased basic and diluted net income per limited partner unit by $0.10.

(2)	Amortization of landfill costs is recorded over the life of the landfill on a units-of-consumption basis.
(3)	As of December 31, 2017, construction-in-progress included $355 million for the construction of the wastewater treatment facility and landfill, which was placed in service in 2018.

The Partnership capitalized interest of $4 million, $12 million and $4 million for the years ended December 31, 2016, 2017 and 2018, respectively for the construction of the wastewater treatment facility.

Net operating expenses incurred during wastewater treatment facility commissioning were capitalized.  Due to delays in reaching contractual treatment capacity of the wastewater treatment facility, the Partnership has and continues to accrue for liquidated damages from the vendor.  At December 31, 2018, the Partnership had accrued $21 million for liquidated damages as a current asset and reduction in cost of the facility.

The Partnership recorded impairment charges of $23 million and $6 million in the years ended December 31, 2017 and 2018, respectively.  The impairment charge for the year ended December 31, 2017 related to condensate gathering lines which Antero

ANTERO MIDSTREAM PARTNERS LP

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2016, 2017, and 2018

Resources no longer uses.  During the year ended December 31, 2018, the impairment charge is due to the impairment of gathering assets acquired from Antero Resources at the time of its IPO related to well pads Antero Resources no longer has plans to drill and complete.  The Partnership’s gathering and compression agreement with Antero Resources provides that for certain gathering assets the Partnership constructs after receiving notice from Antero Resources, and are subsequently delayed or cancelled, Antero Resources is required to repurchase the assets at 115% of the cost.  This resulted in a gain of $583 thousand during the year ended December 31, 2018.

(6)  Long‑term Debt

Long-term debt was as follows at December 31, 2017 and 2018:

	December 31,
(in thousands)	2017	2018
Credit Facility (a)	$555,000	990,000
5.375% senior notes due 2024 (b)	650,000	650,000
Net unamortized debt issuance costs	(9,000)	(7,853)
Total long-term debt	$1,196,000	1,632,147

(a)Revolving Credit Facility

The Partnership has a senior secured revolving credit facility (the “Credit Facility”) with a consortium of banks.  Lender commitments under the Credit facility are $2.0 billion. At December 31, 2017 and 2018, the Partnership had borrowings under the Credit Facility of $555 million and $990 million, respectively, with a weighted average interest rate of 2.81% and 3.75%, respectively.  No letters of credit were outstanding at December 31, 2017 or 2018 under the Credit Facility.  The maturity date of the facility is October 26, 2022.  The facility includes fall away covenants and lower interest rates that are triggered if and when we are assigned an investment grade credit rating by either Standard and Poor’s or Moody’s.

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

The revolving credit facility contains certain covenants including restrictions on indebtedness, and requirements with respect to leverage and interest coverage ratios; provided, however, that during an Investment Grade Period, such covenants become less restrictive on the Partnership.  The revolving credit facility permits distributions to the holders of the Partnership’s equity interests in accordance with the cash distribution policy adopted by the board of directors of our general partner in connection with the Partnership’s initial public offering, provided that no event of default exists or would be caused thereby, and only to the extent permitted by our organizational documents.  The Partnership was in compliance with all of the financial covenants under the Credit Facility as of December 31, 2017 and 2018.

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

Years Ended December 31, 2016, 2017, and 2018

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

(7)  Accrued Liabilities

Accrued liabilities as of December 31, 2017 and 2018 consisted of the following items:

	December 31,
(in thousands)	2017	2018
Capital expenditures	$63,286	26,354
Operating expenses	29,905	32,818
Interest expense	10,508	10,922
Other	2,307	2,027
Total accrued liabilities	$106,006	72,121

(8)  Asset Retirement Obligations

The following is a reconciliation of our asset retirement obligations for the period shown below (in thousands):

Asset retirement obligations—December 31, 2017	$—
Obligations incurred	7,473
Accretion expense	135
Asset retirement obligations—December 31, 2018	$7,608

ANTERO MIDSTREAM PARTNERS LP

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2016, 2017, and 2018

(9)  Equity-Based Compensation

The Partnership’s general and administrative expenses include equity-based compensation costs allocated to it by Antero Resources for grants made pursuant to Antero Resources’ long‑term incentive plan and the Midstream LTIP.  Equity‑based compensation expense allocated to the Partnership was $26 million, $27 million and $21 million for the years ended December 31, 2016, 2017 and 2018, respectively.  These expenses were allocated to the Partnership based on its proportionate share of Antero Resources’ labor costs.  Antero Resources has unamortized expense totaling approximately $60 million as of December 31, 2018 related to its various equity-based compensation plans, which includes the Midstream LTIP.  A portion of this will be allocated to the Partnership as it is amortized over the remaining service period of the related awards.  The Partnership does not reimburse Antero Resources for noncash equity compensation allocated to it for awards issued under the Antero Resources long-term incentive plan or the Midstream LTIP.

Midstream LTIP

The Partnership’s general partner manages its operations and activities, and Antero Resources employs the personnel who provide support to the Partnership’s operations.  The general partner has adopted the Midstream LTIP, pursuant to which non‑employee directors of the general partner and certain officers, employees and consultants of the general partner and its affiliates are eligible to receive awards representing limited partner interests in the Partnership.  An aggregate of 10,000,000 common units may be delivered pursuant to awards under the Midstream LTIP, subject to customary adjustments.  A total of 7,932,261 common units are available for future grant under the Midstream LTIP as of December 31, 2018.  Restricted units and phantom units granted under the Midstream LTIP vest subject to the satisfaction of service requirements, upon the completion of which common units in the Partnership are delivered to the holder of the restricted units or phantom units.  Phantom units also contain distribution equivalent rights, which entitle the holder of vested common units to receive a “catch up” payment equal to common unit distributions paid during the vesting period of the phantom unit award.  Compensation related to each restricted unit and phantom unit award is recognized on a straight-line basis over the requisite service period of the entire award.  The grant date fair values of these awards are determined based on the closing price of the Partnership’s common units on the date of grant.  These units are accounted for as if they are distributed by the Partnership to Antero Resources.  Antero Resources recognizes compensation expense for the units awarded and a portion of that expense is allocated to the Partnership.  Antero Resources allocates equity-based compensation expense to the Partnership based on its proportionate share of Antero Resources’ labor costs.  The Partnership’s portion of the equity-based compensation expense is included in general and administrative expenses, and recorded as a credit to the applicable classes of partners’ capital.

A summary of restricted unit and phantom unit awards activity during the year ended December 31, 2018 is as follows:

		Weighted
		Average	Aggregate
	Number of	grant date	intrinsic value
	units	fair value	(in thousands)
Total awarded and unvested—December 31, 2017	1,042,963	$28.69	$30,288
Granted	260,847	$25.84
Vested	(577,566)	$28.63
Forfeited	(143,244)	$28.08
Total awarded and unvested—December 31, 2018	583,000	$27.63	$12,470

Intrinsic values are based on the closing price of the Partnership’s common units on the referenced dates.  Midstream LTIP unamortized expense of $12 million at December 31, 2018 is expected to be recognized over a weighted average period of approximately 2.5 years and the Partnership’s proportionate share will be allocated to it as it is recognized.  The Partnership paid $5.5 million in minimum statutory tax withholdings for restricted and phantom units that vested during 2018, which is included in the “Issuance of common units upon vesting of equity-based compensation awards, net of units withheld for income taxes” line item in the Consolidated Statements of Partners’ Capital.

ANTERO MIDSTREAM PARTNERS LP

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2016, 2017, and 2018

(10)  Partnership Equity and Distributions

Minimum Quarterly Distribution

The partnership agreement provides for a minimum quarterly distribution of $0.17 per unit for each quarter, or $0.68 per unit on an annualized basis.

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

General Partner Interest

The general partner owns a non‑economic general partner interest in the Partnership, which does not entitle it to receive cash distributions.  However, the general partner is under common control with the holder of the IDRs and may in the future own common units or other equity interests in the Partnership and will be entitled to receive distributions on any such interests.

Upon payment of the February 8, 2017 distribution to unitholders, the requirements for the conversion of all subordinated units were satisfied under our partnership agreement.  As a result, effective February 9, 2017, the 75,940,957 subordinated units owned by Antero Resources were converted into common units on a one-for-one basis and participate on terms equal with all other common units in distributions of available cash.  The conversion did not impact the amount of the cash distributions paid by the Partnership or the total units outstanding, as shown on the “Conversion of subordinated units to common units” line item on the Partnership’s consolidated Statement of Partners’ Capital.

ANTERO MIDSTREAM PARTNERS LP

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2016, 2017, and 2018

Cash Distributions

The board of directors of the general partner declared a cash distribution of $0.47 per unit for the quarter ended December 31, 2018.  The distribution was paid on February 13, 2019 to unitholders of record as of February 1, 2019.

The following table details the amount of quarterly distributions the Partnership paid for each of its partnership interests, with respect to the quarter indicated (in thousands, except per unit data):

			Distributions
Quarter			Common			Distributions
and Year	Record Date	Distribution Date	unitholders	Holder of IDRs	Total	per unit
Q4 2016	February 1, 2017	February 8, 2017	$50,090	7,543	57,633	$0.280
*	April 21, 2017	April 30, 2017	75	—	75	*
Q1 2017	May 3, 2017	May 10, 2017	55,753	11,553	67,306	0.300
Q2 2017	August 3, 2017	August 16, 2017	59,695	15,328	75,023	0.320
Q3 2017	November 1, 2017	November 16, 2017	63,454	19,067	82,521	0.340
*	November 12, 2017	November 17, 2017	1,392	—	1,392	*
	Total 2017		$230,459	53,491	283,950

Q4 2017	February 1, 2018	February 13, 2018	$68,231	23,772	92,003	$0.365
*	April 15, 2018	April 20, 2018	263	—	263	*
Q1 2018	May 3, 2018	May 18, 2018	72,943	28,461	101,404	0.390
*	July 15, 2018	July 31, 2018	21	—	21	*
Q2 2018	August 2, 2018	August 17, 2018	77,624	33,138	110,762	0.415
Q3 2018	November 2, 2018	November 16, 2018	82,303	37,815	120,118	0.440
*	November 12, 2018	November 19, 2018	1,881	—	1,881	*
	Total 2018		$303,266	123,186	426,452

*Distribution equivalent rights on limited partner common units that vested under the Midstream LTIP.

(11)  Net Income Per Limited Partner Unit

The Partnership computes earnings per unit using the two-class method for master limited partnerships.  The classes of participating securities include common units and the holders of the IDRs.  Under the two-class method, earnings per unit is calculated as if all of the earnings for the period were distributed under the terms of the Partnership agreement, regardless of whether the general partner has discretion over the amount of distributions to be made in any particular period, whether those earnings would actually be distributed during a particular period from an economic or practical perspective, or whether the general partner has other legal or contractual limitations on its ability to pay distributions that would prevent it from distributing all of the earnings for a particular period.

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

Basic earnings per unit is computed by dividing net earnings attributable to unitholders by the weighted average number of units outstanding during each period.  Diluted net income per limited partner unit reflects the potential dilution that could occur if agreements to issue common units, such as awards under long-term incentive plans, were exercised, settled or converted into common units.  When it is determined that potential common units resulting from an award should be included in the diluted net income per limited partner unit calculation, the impact is reflected by applying the treasury stock method.  Earnings per common unit assuming dilution for the year ended December 31, 2018 was calculated based on the diluted weighted average number of units outstanding of 187,397,524, including 349,339 dilutive units attributable to non-vested restricted unit and phantom unit awards.  For the year ended

ANTERO MIDSTREAM PARTNERS LP

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2016, 2017, and 2018

December 31, 2018, there were no non-vested phantom unit and restricted unit awards that were anti-dilutive and therefore excluded from the calculation of diluted earnings per unit.

The Partnership’s calculation of net income per unit for the periods indicated is as follows (in thousands, except per unit data):

	Year Ended December 31,
	2016	2017	2018
Net income	$236,703	307,315	585,944
Less net income attributable to incentive distribution rights	(16,944)	(69,720)	(142,906)
Limited partner interest in net income	$219,759	237,595	443,038

Net income per limited partner unit–basic	$1.24	1.28	2.37

Net income per limited partner unit–diluted	$1.24	1.28	2.36

Weighted average limited partner units outstanding–basic	176,647	185,630	187,048

Weighted average limited partner units outstanding–diluted	176,801	186,083	187,398

(12)  Sale of Common Units

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

During the years ended December 31, 2016 and 2017, the Partnership issued and sold 2,391,595 and 777,262 common units under the Distribution Agreement, respectively.  For the years ended December 31, 2016 and 2017, the sale resulted in net proceeds of $65 million and $26 million, respectively.  The Partnership did not issue or sell any common units under the Distribution Agreement during the year ended December 31, 2018.  As of December 31, 2018, additional common units under the Distribution Agreement up to an aggregate sales price of $157 million were available for issuance.

On February 10, 2017, the Partnership issued 6,900,000 common units, including common units issued pursuant to the underwriters’ option to purchase additional common units, resulting in net proceeds of approximately $223 million (the “Offering”).  The Partnership used the proceeds from the Offering to repay outstanding borrowings under its Credit Facility incurred to fund the investment in the Joint Venture, and for general partnership purposes.

(13)    Fair Value Measurement

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

Years Ended December 31, 2016, 2017, and 2018

The following table provides a reconciliation of changes in Level 3 financial liabilities measured at fair value on a recurring basis for the periods shown below (in thousands):

Contingent acquisition consideration—December 31, 2016	$194,538
Accretion and change in fair value of contingent acquisition consideration	13,476
Contingent acquisition consideration—December 31, 2017	208,014
Accretion and change in fair value of contingent acquisition consideration	(93,019)
Contingent acquisition consideration—December 31, 2018	$114,995

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

As of December 31, 2018, the Partnership expects to pay the entire amount of the contingent consideration for the 176,295,000 barrels or more of fresh water delivered during the period between January 1, 2017 and December 31, 2019, but not for the 219,200,000 barrels or more of fresh water during the period between January 1, 2018 and December 31, 2020 as a result in the changes made in late 2018 to Antero Resources’ 2019 budget and long-term outlook.  As of December 31, 2017, based on previous budgets and forecasts, both contingent consideration payments were expected to be made.  Accordingly, the fair value of the liability for contingent acquisition consideration was reduced by $106 million in 2018.  The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy.  The fair value of the contingent consideration liability associated with future milestone payments was based on the risk adjusted present value of the contingent consideration payout.

The carrying values of accounts receivable and accounts payable at December 31, 2017 and 2018 approximated fair value because of their short-term nature.  The carrying value of the amounts under the revolving credit facility at December 31, 2017 and 2018 approximated fair value because the variable interest rates are reflective of current market conditions.

Based on Level 2 market data inputs, the fair value of the Partnership’s 2024 Notes was approximately $608 million at December 31, 2018.

(14)    Investments in Unconsolidated Affiliates

The Partnership has a 15% equity interest in Stonewall, which operates a 67-mile pipeline on which Antero is an anchor shipper.

On February 6, 2017, the Partnership formed the Joint Venture to develop processing and fractionation assets in Appalachia with MarkWest, a wholly owned subsidiary of MPLX.  The Partnership and MarkWest each own a 50% equity interest in the Joint Venture and MarkWest operates the Joint Venture assets, which consist of processing plants in West Virginia and a one-third interest in a MarkWest fractionator in Ohio.

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

ANTERO MIDSTREAM PARTNERS LP

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2016, 2017, and 2018

The following table is a reconciliation of our investments in these unconsolidated affiliates:

			Total Investment
		MarkWest	in Unconsolidated
(in thousands)	Stonewall (1)	Joint Venture	Affiliates
Balance at December 31, 2016	$68,299	—	68,299
Initial investment	—	153,770	153,770
Additional investments	—	81,234	81,234
Equity in net income of unconsolidated affiliates	10,304	9,890	20,194
Distributions from unconsolidated affiliates	(11,475)	(8,720)	(20,195)
Balance at December 31, 2017	67,128	236,174	303,302
Additional investments	—	136,475	136,475
Equity in net income of unconsolidated affiliates	10,740	29,540	40,280
Distributions from unconsolidated affiliates	(9,765)	(36,650)	(46,415)
Balance at December 31, 2018	$68,103	365,539	433,642

(1)Distributions are net of operating and capital requirements retained by Stonewall.

(b)Summarized Financial Information of Unconsolidated Affiliates

The following tables present summarized financial information for the Partnership’s investments in unconsolidated affiliates.  Summarized financial information for Stonewall is presented from May 26, 2016, the effective date the Partnership exercised its option to acquire an equity interest in the Stonewall Gathering Pipeline.  Summarized financial information for the Joint Venture is presented from January 1, 2017, the effective date of the Joint Venture formation.

Combined Balance Sheets

	December 31,
(in thousands)	2017	2018
Current assets	$62,955	90,481
Noncurrent assets	1,052,760	1,327,947
Total assets	$1,115,715	1,418,428

Current liabilities	$39,964	76,605
Noncurrent liabilities	219	6,986
Noncontrolling interest	179,736	172,865
Partners' capital	895,796	1,161,972
Total liabilities and partners' capital	$1,115,715	1,418,428

Statements of Combined Operations

	Year ended December 31,
(in thousands)	2016	2017	2018
Revenues	$51,428	119,371	189,222
Operating expenses	12,176	40,059	75,250
Income from operations	39,252	79,312	113,972
Net income attributable to the equity method investments	3,227	88,717	131,626

ANTERO MIDSTREAM PARTNERS LP

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2016, 2017, and 2018

(15) Reporting Segments

The Partnership’s operations are located in the United States and are organized into two reporting segments: (1) gathering and processing and (2) water handling and treatment.

Gathering and Processing

The gathering and processing segment includes a network of gathering pipelines and compressor stations that collect and process production from Antero Resources’ wells in West Virginia and Ohio.  The gathering and processing segment also includes income from processing and fractionation plants through our equity interest in the Joint Venture with MarkWest.

Water Handling and Treatment

The Partnership’s water handling and treatment segment includes two independent systems that deliver fresh water from sources including the Ohio River, local reservoirs as well as several regional waterways.  The water handling and treatment segment also includes a wastewater treatment facility that was placed in service in 2018, as well as other fluid handling services, which includes high rate transfer, wastewater transportation and disposal.  See Note 5—Property and Equipment.

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

ANTERO MIDSTREAM PARTNERS LP

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2016, 2017, and 2018

		Water
	Gathering and	Handling and	Consolidated
	Processing	Treatment	Total
Year ended December 31, 2016
Revenues:
Revenue–Antero Resources	$303,250	282,267	585,517
Revenue–third-party	835	—	835
Gain on sale of assets–third-party	3,859	—	3,859
Total revenues	307,944	282,267	590,211

Operating expenses:
Direct operating	27,289	134,298	161,587
General and administrative (excluding equity-based compensation)	20,118	7,996	28,114
Equity-based compensation	19,714	6,335	26,049
Depreciation	69,962	29,899	99,861
Accretion and change in fair value of contingent acquisition consideration	—	16,489	16,489
Total expenses	137,083	195,017	332,100
Operating income	$170,861	87,250	258,111

Equity in earnings of unconsolidated affiliates	$485	—	485
Total assets	$1,734,208	615,687	2,349,895
Additions to property and equipment	$228,100	188,220	416,320

Year ended December 31, 2017
Revenues:
Revenue–Antero Resources	$396,202	376,031	772,233
Revenue–third-party	264	—	264
Total revenues	396,466	376,031	772,497

Operating expenses:
Direct operating	39,251	193,287	232,538
General and administrative (excluding equity-based compensation)	20,607	10,922	31,529
Equity-based compensation	19,730	7,553	27,283
Impairment of property and equipment	23,431	—	23,431
Depreciation	86,372	33,190	119,562
Accretion and change in fair value of contingent acquisition consideration	—	13,476	13,476
Total expenses	189,391	258,428	447,819
Operating income	$207,075	117,603	324,678

Equity in earnings of unconsolidated affiliates	$20,194	—	20,194
Total assets	$2,237,913	804,296	3,042,209
Additions to property and equipment	$346,217	195,162	541,379

Year ended December 31, 2018
Revenues:
Revenue–Antero Resources	$520,566	506,449	1,027,015
Revenue–third-party	—	924	924
Gain on sale of assets–Antero Resources	583	—	583
Total revenues	521,149	507,373	1,028,522

Operating expenses:
Direct operating	49,256	267,167	316,423
General and administrative (excluding equity-based compensation)	30,091	10,465	40,556
Equity-based compensation	16,518	4,555	21,073
Impairment of property and equipment	5,771	—	5,771
Depreciation	83,250	46,763	130,013
Accretion and change in fair value of contingent acquisition consideration	—	(93,019)	(93,019)
Accretion of asset retirement obligations	—	135	135
Total expenses	184,886	236,066	420,952
Operating income	$336,263	271,307	607,570

Equity in earnings of unconsolidated affiliates	$40,280	—	40,280
Total assets	$2,610,300	936,117	3,546,417
Additions to property and equipment	$446,270	88,674	534,944

ANTERO MIDSTREAM PARTNERS LP

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2016, 2017, and 2018

(16) Quarterly Financial Information (Unaudited)

The Partnership’s quarterly unaudited financial information for the years ended December 31, 2017 and 2018 is summarized in the table below:

	First	Second	Third	Fourth
(in thousands, except per unit data)	quarter	quarter	quarter	quarter
Year ended December 31, 2017:
Total operating revenues	$174,770	193,766	193,629	210,332
Total operating expenses(1)	93,073	101,199	110,458	143,089
Operating income	81,697	92,567	83,171	67,243
Net income	75,092	87,175	80,893	64,155
Less: general partner's interest in net income	(11,553)	(15,328)	(19,067)	(23,772)
Net income attributable to limited partner units	$63,539	71,847	61,826	40,383

Net income per limited partner unit–basic and diluted	$0.35	0.39	0.33	0.22

Year ended December 31, 2018:
Total operating revenues	$229,591	250,975	266,205	281,751
Total operating expenses(2)	118,051	136,145	140,159	26,597
Operating income	111,540	114,830	126,046	255,154
Net income	108,105	109,466	119,764	248,609
Less: general partner's interest in net income	(28,453)	(33,145)	(37,816)	(43,492)
Net income attributable to limited partner units	$79,652	76,321	81,948	205,117

Net income per limited partner unit–basic	$0.43	0.41	0.44	1.10

Net income per limited partner unit–diluted	$0.43	0.41	0.44	1.09

(1)Operating expenses in the fourth quarter of 2017 include $23 million of impairment on certain condensate gathering lines that Antero Resources no longer uses.

(2)Operating expenses in the fourth quarter of 2018 reflects a $106 million reduction in the fair value of contingent acquisition consideration.